Form 10-K405
ATLANTIS PLASTICS INC
filed 1995-03-31
CIK 811828

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended         December 31, 1994

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from              to

Commission file number       1-9487

                      ATLANTIS PLASTICS, INC.
      (Exact name of registrant as specified in its charter)

               Florida                     06-1088270
    (State or other jurisdiction        (I.R.S. Employer
  of incorporation or organization)    Identification No.)

     2665 South Bayshore Drive,
      Suite 800, Miami, Florida               33133
        (Address of principal              (Zip Code)
         executive offices)

(Registrant's telephone number, including area code) (305) 858-2200

    Securities registered pursuant to Section 12(b) of the Act:




                                      Name of each exchange
         Title of each class           on which registered

        Class A Common Stock,        American Stock Exchange
      $.10 par value per share       Pacific Stock Exchange


 Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant as of January 31, 1995, was approximately $19,421,000 based on a $5 7/8 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of January 31, 1995 were 4,082,437 and 3,002,363, respectively.

               DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's Annual Report to Shareholders for the year ended December 31, 1994 - Parts II and IV; and the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.




















                          Index to Items

                                                            Page
Part I

Item 1.   Business . . . . . . . . . . . . . . . . . . .

Item 2.   Properties . . . . . . . . . . . . . . . . . .

Item 3.   Legal Proceedings. . . . . . . . . . . . . . .

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . .

Part II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters. . . . . . . . . .

Item 6.   Selected Financial Data. . . . . . . . . . . .

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . .

Item 8.   Financial Statements and Supplementary Data. .

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . .

Part III

Item 10.  Directors and Executive Officers of
          the Registrant . . . . . . . . . . . . . . . .

Item 11.  Executive Compensation . . . . . . . . . . . .

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . .

Item 13.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . .

Part IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K. . . . . . . . . . . .



Schedules. . . . . . . . . . . . . . . . . . . . . . . .

Exhibits . . . . . . . . . . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . .















































                              PART I
Item 1.  Business

The Company

    In May 1994, Atlantis Group, Inc. changed its name to Atlantis Plastics, Inc. ("Atlantis" or the "Company"), moved its state of incorporation from Delaware to Florida, and cancelled its shares of Class A and Class B treasury stock then outstanding. Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, recreational vehicle, and dairy industries.

    Atlantis Plastic Films currently accounts for approximately two-thirds of the Company's net sales and consists of (i) stretch films (multi-layer plastic films that are used principally to stretch-wrap pallets of materials for shipping or storage), and
(ii) custom film products (high-grade laminating films, embossed films and specialty film products targeted primarily to industrial and agricultural markets).

    Atlantis Molded Plastics currently accounts for approximately one-third of the Company's net sales and consists of three principal technologies, serving a wide variety of specific market segments: (i) injection-molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, (ii) a variety of standard and custom extruded parts (profile extrusion) that are incorporated into a broad range of consumer and commercial products, including plastic moldings, trims, channels, seals and gaskets that are used in recreational vehicles, doors, residential windows, office furniture and retail store fixtures, and (iii) blow-molded milk, juice, water and industrial containers in a variety of shapes and sizes.

    The Company believes that Atlantis Plastic Films' size and market positions provide significant competitive advantages in the stretch film markets. The Atlantis Molded Plastics subsidiaries compete in highly fragmented segments of the plastics industry that are distinguished by numerous small regional producers manufacturing custom products or targeting specific market niches. The Company believes that the market positions of its Atlantis Molded Plastics subsidiaries and the custom nature of many of their products provide barriers to competition and frequently afford these subsidiaries with opportunities for higher profit margins.

    The Company's sixteen plastics manufacturing facilities produce a wide spectrum of products for industrial, commercial and consumer markets. Management believes that the Company's diversification and broad range of capabilities reduce the Company's exposure to economic downturns in specific industries and permit the Company to react efficiently to specific market opportunities. In addition, in recent years the Company has directed significant efforts toward maintaining or improving its operating profitability in the face of continued industry pricing pressures. These efforts have included consolidating management functions to enhance coordination of marketing, manufacturing and research and development activities, and expanding marketing, sales and distribution systems to generate new customers. The Company intends to continue these efforts, which management believes have generally enabled the Company to become a low-cost producer.

    The Company's growth strategy seeks to capitalize on the Company's existing manufacturing capabilities and reputation for product quality and customer service. The Company's specific strategies include (i) intensified efforts to reduce cost of sales, control the Company's cost base and realize manufacturing efficiencies, (ii) concentrated efforts to continually improve product quality and customer satisfaction by training employees in and applying Total Quality Management and Statistical Process Control systems, (iii) developing new products to increase sales to new and existing customers, to improve profit margins and to enhance the Company's position as a provider of value-added products and services, (iv) expanding and refining the marketing activities of its direct sales force and independent representative organizations to target national accounts and penetrate new market niches, and (v) focusing its acquisition activities on selected plastics operations that will augment the Company's existing operations or provide entry into new markets.

    The Company was founded in 1984 and has grown primarily through acquisitions in the plastics, insurance and furniture manufacturing industries. In recent years the Company has concentrated its resources in the plastics industry, and, as part of this strategic focus, in April 1991 the Company sold a 51% interest in its furniture operations ("Loewenstein"). In October 1993, the Company sold a portion of its remaining 49% Loewenstein stock interest as part of Loewenstein's initial public offering, reducing its ownership to approximately 20%. Events subsequent to December 31, 1993 reduced the Company's share ownership to 18% as of February 14, 1994, and during December 1994 Loewenstein and another furniture manufacturer were merged into WinsLoew Furniture, Inc. ("WinsLoew"). Subsequent to the merger, Atlantis owned approximately 10% of WinsLoew, which is subject to further reduction to approximately 9% in the event certain stock options are exercised. The Company's insurance operations and its remaining WinsLoew stock interest are held for sale. See "-- Discontinued Operations."

    Profiles of the Company's businesses and facilities are set forth within Item 2. Properties. The Company's executive offices are located at 2665 South Bayshore Drive, Suite 800, Miami, Florida 33133 and its telephone number is (305) 858-2200.


Business Strategy

  The Company's general business strategy emphasizes the following elements:

    IMPROVED COST CONTROLS AND MANUFACTURING EFFICIENCIES. The Company has recently intensified its efforts to reduce operating costs and improve manufacturing efficiencies with stronger focus on reducing scrap rates, increasing plant and equipment yields, reducing equipment downtime, and improving the purchasing cycle in order to reduce material costs. As part of these efforts, cost control goals will continually be set and improvements will be measured in the areas described above compared with performance levels previously obtained.

    EMPHASIS ON QUALITY AND CUSTOMER SATISFACTION. Quality is an integral part of the products and services provided to customers. As a result, the Company has made extensive efforts to train its employees in Total Quality Management Systems. Many of the Company's employees have also been trained in Statistical Process Control (SPC) methods, while others have begun training in the universally-recognized quality standards called ISO 9000. The Company's efforts to improve customer satisfaction also include developing strategic partnerships with major customers to enhance communications and develop long-term relationships, assuring the production of products which closely match customer specifications, and maximizing on-time delivery rates.

    DEVELOPMENT OF NEW PRODUCTS. Historically, the Company has enhanced its competitive position and operating profitability by developing and introducing products that permit the penetration of new markets, including a new line of thinner gauge polyethylene films. The Company intends to continue to work with its suppliers and customers to develop new products that complement the Company's current product lines and can be produced using the Company's existing manufacturing capabilities. The Company's Customer Applications and Training Laboratory for product development, evaluation and training in its stretch film business permits focused research and development efforts. Management believes that the Company's extensive manufacturing capabilities and the geographic scope of its plant locations provide a competitive advantage with respect to attracting and accommodating customers who desire a full service provider. Management also believes that the Company's diversified customer base reduces the Company's exposure to economic downturns in specific industries.

    EXPANDED MARKETING ACTIVITIES. The Company intends to increase the size and training of its direct factory sales force and its sales representatives over the next several years in order to increase sales to national accounts, better serve existing geographic markets and initiate sales coverage in new markets to strengthen the Company's national distribution capabilities. Although the contemplated expansion of marketing activities may increase the Company's selling expenses, such expansion is not expected to increase selling, general and administrative expenses as a percentage of net sales.

    TARGETED ACQUISITIONS IN PLASTICS INDUSTRY. The plastics industry is highly fragmented, with a large number of small regional competitors. Management believes that the economics of the plastics industry and the growing importance of national customers create significant advantages for large, diversified plastics manufacturers. Accordingly, the Company intends to continue to focus its acquisition program on businesses that will help solidify the Company's position as an industry leader. There can be no assurance that suitable candidates will be available, or, because of competition from other potential purchasers or other business reasons, that the Company will be able to consummate acquisitions on satisfactory terms.


Market Capabilities

    STRETCH FILMS. Atlantis manufactures multi-layer stretch film used principally to stretch-wrap pallets of material for storage or shipping. Stretch film is manufactured using both blown and cast extrusion processes and must meet rigid customer specifications. To produce this product, Atlantis uses a combination of polyethylene resins and other materials to make a film with various characteristics. The resulting product is a very thin film which stretches up to 300%, clings to itself and is puncture resistant.

    Atlantis purchases several types of linear low-density resins and other materials to manufacture its stretch film products. Atlantis has contracts with resin manufacturers which allow it to achieve what it believes to be the best combination of price, resin availability and new product development support. Management believes its relationships with its resin suppliers are good.

    In marketing its stretch film, Atlantis utilizes a network of experienced independent manufacturing representatives. Due to the large volume of sales per representative, these representatives typically carry its products on an exclusive basis. These products are sold through independent industrial packaging distributors and, to a lesser degree, directly to end-users. With the majority of its products sold to distributors, Atlantis places particular emphasis on assisting distributors in sales to end-users. The Company intends to increase its direct marketing and sales efforts to national accounts in certain areas.

    CUSTOM FILMS. Polyethylene film accounts for approximately 95% of Atlantis' custom film sales and is used for a wide variety of packaging applications. Atlantis manufactures both low density and linear low density polyethylene, the latter being a tougher and more puncture-proof material.

    Atlantis has an internal sales staff to market its roll stock film, primarily to national accounts. Most of the film customers are in industrial markets and consume the film during their manufacturing and/or delivery process.

    Approximately 20 different types of resin, delivered in pellet form, and approximately ten types of color additives are used in the manufacturing process. Atlantis has supply contracts that fulfill most of its present requirements and believes that it has adequate sources available to meet remaining raw material needs.

    Atlantis also manufactures and sells film products such as plastic gloves, aprons and tablecloths. During 1993, sales of these products increased significantly through the acquisition and integration of the assets of United Plastic Products. This acquisition not only made Atlantis Plastic Films one of the largest producers of polyethylene products for institutional food handling markets, it also added substantial new state-of-the-art cast embossing capacity to complement its current embossed production.

    INJECTION MOLDING. Atlantis produces custom thermoplastic parts by injection molding. These parts are used in large and small appliances (including refrigerators, air conditioners, dehumidifiers, dishwashers and microwave ovens), agricultural and automotive products and hand-held power tools.

    During May 1994, the Company purchased substantially all of the assets (excluding cash) and assumed all of the liabilities (excluding interest bearing indebtedness and amounts due to the seller) of Advanced Plastics, Inc. ("Advanced"), an injection molder located in Warren, Ohio, for approximately $12.4 million. The Company also purchased real estate leased by Advanced and owned by the seller. The acquisition was funded with borrowings from the Company's revolving credit facility.

    Atlantis operates molding presses ranging from 30 to 1,000 tons and related secondary equipment in Henderson, Kentucky, Ft. Smith, Arkansas, Nashville and Jackson, Tennessee and the new Advanced facility located in Warren, Ohio. This wide variety of equipment configuration and plant location alternatives enables it to accommodate customers who require multiple components, various press sizes and secondary operations.

    During 1994, approximately 54% of this unit's sales (13% of the Company's net sales) were to three separate purchasing divisions of Whirlpool Corporation. Whirlpool has been a customer for over 40 years and management believes that the Company's present relations with Whirlpool are excellent. However, there can be no assurance that the loss of Whirlpool as a customer would not have a material adverse effect on the Company's financial condition or results of operations.

    The injection molding unit competes with numerous other injection molding companies, most of which are regional and have smaller sales volumes. Competition is based primarily on quality, price and service. The injection molding unit distinguishes itself from other custom molders by providing an in-house sales and engineering staff which assists in the design of products to customer specifications, designs molds to produce those products and oversees the construction of the necessary molds. Its "program management" concept promotes early involvement with customers' engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its SPC systems enable it to meet these established quality standards on a cost-efficient basis. Management believes that its ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping and assembly, provide a competitive advantage in selling to national accounts.

    Most of the sales are generated by Company personnel.
Independent sales agencies' representatives, who call primarily on industrial customers in the Midwest, account for the balance.

    The Company's injection molding customers generally place orders for goods based on their production requirements for the following three to four months with a non-binding estimate of requirements over six to twelve months. Management believes that the relatively long production cycles for its customers make these estimates generally reliable. See "Backlog."

    A wide variety of materials, such as ABS, polystyrene, polyethylene, polycarbonate and nylon are used in the manufacturing process. The Company has multiple sources of supply for these materials.

    PROFILE EXTRUSION. Atlantis produces a variety of standard and custom extruded parts, including exterior and interior plastic moldings, trims, strips, channels, seals, and tubing. At present, it has over 5,000 dies in-house, with more than 280 different products in stock.

    Atlantis' marketing and sales activities are directed by a marketing manager who supervises a network of independent sales representatives. These representatives in turn call on a diversified customer base in approximately 32 states. Atlantis supplies many industries, including manufacturers of recreational vehicles, residential doors and windows, office furniture, retail store fixtures, and marine products.

    The use of only five basic types of compound materials in manufacturing allows the purchasing of materials in bulk. These materials are polyvinyl chloride (PVC) in rigid and flexible forms, polyethylene, polypropylene, and thermoplastic rubber (TPR). Atlantis purchases all of its rigid material and approximately 30% of its flexible materials. The balance of flexible material is blended on-site, allowing for greater control over the quality of the finished product. Atlantis believes that it has adequate sources available to meet its raw material needs.

    BLOW MOLDING. Atlantis manufactures plastic containers in various sizes, substantially all of which are used for the packaging of dairy, juice, water and industrial products. Containers are manufactured by an extrusion blow-molding process that produces containers at high speeds. Its highly standardized line of products permits a high level of automation in its manufacturing process. Marketing activities are conducted by certain key officers and managers, as well as selected sales representatives, and customer contact is often on a daily basis.

    High density polyethylene resin is the primary material used in the manufacture of its plastic containers. By generally limiting the resin usage to high density polyethylene, Atlantis can make large-volume, lower cost purchases. In addition, use of one resin reduces extruder changeover time and allows for a higher degree of automation. Although it has no supply contracts, management believes that adequate supply is available to satisfy present raw material requirements at competitive costs.

    RAW MATERIALS. The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company selects its suppliers primarily on the basis of technical support, service and price.
All of the Company's suppliers of plastic resins manufacture their plastic resins in the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, the Company has not to date experienced any such shortages.

Management believes that there are adequate sources available to meet its raw material needs.

    The Company uses in excess of 300 million pounds of plastic resins annually. Management believes that the Company's large volume purchases of plastic resin have generally resulted in lower raw material costs and enabled the Company to obtain shipments of raw materials even in periods of short supply.

    The primary plastic resins used by the Company are produced from petrochemical feedstocks primarily derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices may fluctuate as a result. While the Company has historically passed through changes in the cost of its raw materials to its customers, it may not always be able to pass through its raw material cost increases in the form of price increases. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, such increases may have a material detrimental impact on the profitability of the Company.

    COMPETITION. The Company's operating subsidiaries face intense competition from numerous competitors, several of whom have greater financial resources than the Company. In addition, the markets for certain of the Company's products are characterized by low costs of entry or competition based primarily on price.

    Atlantis Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, service (including the manufacturer's ability to supply customers in a timely manner), product differentiation and price. Management believes that Atlantis Plastic Films' subsidiaries successfully compete primarily on the basis of their established reputations for service and quality, as well as their respective positions as efficient, low-cost producers.

    Atlantis Molded Plastics competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, product differentiation and price. Management believes that the Atlantis Molded Plastics subsidiaries successfully compete primarily on their ability to offer extensive customer service and a wide variety of products.

    BACKLOG. The Company's total backlog at December 31, 1994 was $21,605,000 compared to $18,830,000 at December 31, 1993.
Management does not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence any one month's backlog, such as price changes which lead to customer inventory adjustments. Blow molded products have such short production and delivery cycles that their backlogs are immaterial.




Discontinued Operations

    Discontinued operations in 1994 consist of the operations of Western Pioneer, the Company's California property-casualty insurance subsidiary. Prior to 1994, discontinued operations included both Western Pioneer and the Company's interest in Loewenstein.

    WESTERN PIONEER. Western Pioneer was founded in 1948 and was acquired by the Company in 1984. Private passenger automobile liability and physical damage insurance accounts for substantially all of Western Pioneer's business, and commercial automobile and general liability policies account for the remainder. Western Pioneer writes insurance exclusively in California. It is also authorized to write fire, liability, common carrier liability and other miscellaneous classes of insurance.

    The Company formalized plans to dispose of Western Pioneer several years ago. The Company's determination to dispose of Western Pioneer was primarily attributable to management's belief that return on shareholders' equity could be enhanced by using the proceeds from a Western Pioneer sale to expand the Company's plastic operations. During October 1994, the Company announced that the previously disclosed agreement for the sale of Western Pioneer to an insurance company based in Seattle, Washington had terminated by its terms. The Company intends to dispose of Western Pioneer during 1995, and has engaged an outside broker to assist it in actively pursuing potential sale opportunities. In this connection, a selling memorandum was prepared and distributed to potential buyers. The Company has received expressions of interest from several parties; however, no arrangement or understanding exists for a sale at the present time. The Company believes that the ultimate sale proceeds and operating results through disposition will equal or exceed Western Pioneer's net assets.

    On December 31, 1992, Western Pioneer reached a settlement of its Proposition 103 rollback liability with the California Department of Insurance for approximately $1.9 million, including approximately $400,000 of interest. In anticipation of the settlement, which was formalized on January 12, 1993, Western Pioneer sold a portion of its investment portfolio in late 1992 and recognized a gain to help offset the rollback liability. Net of this gain, this settlement resulted in an after tax charge to 1992 income from discontinued operations of approximately $900,000.

    UNDERWRITING. Pursuant to Proposition 103, as more fully discussed below, Western Pioneer is required to issue automobile policies to those persons that qualify as "good drivers" as specified in California Insurance Code Section 1861.02. Under Proposition 103, rates must be established primarily through the use of the following factors: the insured's driving safety record, the number of miles driven annually by the insured, and the insured's number of years driving experience and such other factors as the Commissioner shall approve.

    PRODUCTION AND SERVICING. Western Pioneer sells its policies through the American Agency System, a network of independent agents. As of December 31, 1994, there were approximately 185 appointed independent agents submitting business to Western Pioneer. In 1994, approximately 70% of the premiums written were in Southern California with the remaining 30% in Northern California. The majority of agents have represented Western Pioneer for more than 15 years. No one agent accounted for more than 6% of total premiums during 1994. During 1994, total commissions paid to agents averaged 18% of written premiums.

    CLAIMS. All claims operations, including review of initial loss reports, retention of legal counsel and settlement approval, are under the ultimate supervision of Western Pioneer's President. Western Pioneer attempts to analyze each claim to minimize loss expenses and provide for loss payments in a fair and equitable manner. Western Pioneer adjusts a majority of its claims without the assistance of outside claims adjusters or outside counsel.

    PRICING. In connection with Western Pioneer's Proposition 103 settlement, the California Department of Insurance has given final approval to all of Western Pioneer's rates subsequent to the rollback period. Western Pioneer obtained approval and put into effect an overall rate increase of approximately 5% for policies effective September 1, 1993.

    LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES. Western Pioneer's loss reserves are estimated at a given point in time at an amount Western Pioneer expects to pay on both reported and unreported claims. The amount of loss reserves for reported claims is based on an analysis of the type and amount of the claim, the circumstances involved and the contractual policy provisions relating to the type of loss. The amount of loss reserves for unreported claims is determined on a statistical basis primarily using historical information. The projected effects of inflation are considered when estimating liabilities for losses and loss adjustment expenses.

    The ultimate liability of Western Pioneer may be greater or less than the reserves. As a result, reserves are recomputed on a regular basis by Western Pioneer using additional data on reported claims and certain statistical techniques. Western Pioneer does not discount to a present value that portion of its loss reserves it expects to pay in future periods.

    The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the indicated periods.




                                   Year ended December 31,


                                  1992      1993    1994
                                       (In thousands)

Reserves for losses and
  loss adjustment expenses,
  beginning of year. . . . .   $15,103   $14,233  $12,477
 Less reinsurance recover-
  ables. . . . . . . . . . .      (485)     (467)    (265)
                                14,618    13,766   12,212


Incurred losses and loss
  adjustment expenses:
 Provision for insured events
  of the current year. . . .    13,734    16,011   17,965
 (Decrease) in provision for
  insured events of prior
  years. . . . . . . . . . .    (1,585)   (2,946)  (3,019)
 Total incurred losses
  and loss adjustment
  expenses . . . . . . . . .    12,149    13,065   14,946

Payments:
   Losses and loss adjustment
    expenses attributable to
    insured events of the
    current year . . . . . .     5,572     7,001    8,909
   Losses and loss adjustment
    expenses attributable to
    insured events of prior
    years. . . . . . . . . .     7,429     7,619    7,275
   Total payments. . . . . .    13,001    14,619   16,184

                                13,766    12,212   10,974
 Plus reinsurance recover-
     ables . . . . . . . . .       467       265      274
   Reserves for losses and
    loss adjustment expenses,
    end of year. . . . . . .   $14,233   $12,477  $11,248



     The following table represents the development of balance sheet reserves for the years 1985 through 1994. The balance sheet reserves include statutory reserves for losses and loss adjustment expenses (which are equivalent to GAAP reserves, except for certain reclassifications), as well as unpurchased loss drafts, but exclude anticipated salvage and subrogation. The top line of the table shows the reserves for each of the years indicated. Such amount represents the estimated losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to Western Pioneer. The upper portion of the table indicates the cumulative amounts paid as of successive years with respect to that reserve liability, net of reinsurance and salvage and subrogation received. The lower portion of the table indicates the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the fre-quency and severity of claims for individual years. A redundancy exists when the original reserve estimate is greater than the re-estimated reserves.

     Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. Conditions and trends that have affected the development of reserves in the past may not necessarily occur in the future. Therefore, it may not be appropriate to extrapolate future redundancies based on the table.




                                        December 31,

                       1985      1986      1987   1988    1989
                                 (In thousands)

Reserves for losses
 and loss adjustment
 expenses. . . . .    $9,687  $11,081  $12,758 $13,185  $15,052
Paid (cumulative) as of:
  One year later .     4,860    5,866    6,513   6,491    6,552
  Two years later      6,654    8,178    8,687   8,546    8,996
  Three years later    7,675    9,196    9,816   9,469    9,875
  Four years later     8,082    9,798   10,291   9,695   10,221
  Five years later     8,398   10,055   10,404   9,811   10,270
  Six years later      8,460   10,073   10,442   9,792
  Seven years later    8,468   10,101   10,410
  Eight years later    8,471   10,082
  Nine years later     8,454

Reserves re-estimated as of:
  One year later .     9,252   10,866   11,631  12,079   12,564
  Two years later      8,833   10,842   11,397  11,273   11,876
  Three years later    8,811   10,617   11,275  10,908   11,244
  Four years later     8,617   10,546   11,153  10,444   10,501
  Five years later     8,651   10,499   10,764   9,963   10,327
  Six years later      8,648   10,188   10,456   9,822
  Seven years later    8,499   10,103   10,410
  Eight years later    8,471   10,082
  Nine years later     8,454
Redundancy . . . .    $1,233   $  999  $ 2,348 $ 3,363  $ 4,725

(continued)


                                        December 31,

                       1990      1991      1992   1993    1994
                                 (In thousands)

Reserves for losses
 and loss adjustment
 expenses. . . . .   $15,761  $14,618  $13,766 $12,212  $10,974
Paid (cumulative) as of:
  One year later .    7,951    7,430    7,619   7,275
  Two years later    10,366   10,222    8,973
  Three years later  11,324   10,653
  Four years later   11,422
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later

Reserves re-estimated as of:
  One year later .   13,798   13,033   10,819   8,587
  Two years later    12,952   11,457    9,345
  Three years later  11,925   10,853
  Four years later   11,486
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
Redundancy . . . .   $4,275   $3,765   $4,421  $3,625



     LOSS AND EXPENSE RATIOS. Loss and expense ratios are traditionally used to interpret the underwriting experience of property-casualty insurance companies. Losses and loss adjustment expenses are stated as a percentage of premiums earned, as losses may occur over the life of a particular insurance policy. Underwriting expenses on a statutory basis are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and not spread over the policy period. As reflected in the data below, property-casualty underwriters typically have combined loss and expense ratios that exceed 100%. Western Pioneer's automobile insurance and the private passenger automobile insurance industry's loss ratios, expense ratios and combined ratios, each on a statutory basis, are shown in the following table:




                                   Year ended December 31,
                                   1992       1993       1994

Western Pioneer Ratios
     Loss Ratio. . . . . . . . .   67.7%      73.6%     68.6%
     Expense Ratio . . . . . . .   30.1       29.4      29.2

     Combined Ratio. . . . . . .   97.8%     103.0%     97.8%


Industry Ratios (All Writers)(1)
     Loss Ratio. . . . . . . . .   78.2%      79.3%   (2)
     Expense Ratio . . . . . . .   22.9       22.3    (2)

Combined Ratio . . . . . . . . .  101.1%     101.6%   (2)



(1) Source: BEST'S AGGREGATES & AVERAGES, PROPERTY--CASUALTY 54th Annual Edition 1994. Data relate to property-casualty insurance companies (private passenger automobile lines only, excluding policyholder dividends).

(2) Not available.


    PREMIUMS AND SURPLUS RATIO. The following table shows, for the periods indicated, Western Pioneer's statutory ratios of net premiums written to policyholders' surplus. Although there is no statutory requirement that establishes a permissible net premiums to surplus ratio for property-casualty insurance companies, guidelines established by the National Association of Insurance Commissioners provide that such ratio should be reasonably maintained in the range of three-to-one or less.



                                        Year ended December 31,

                         1990     1991      1992     1993     1994
                                (In thousands, except ratios)

Net premiums written    $17,341  $17,780  $17,559  $19,179  $24,185
Policyholders' surplus   $6,176   $6,482   $5,867   $7,535   $7,825
Ratio. . . . . . . .       2.81     2.74     2.99     2.55     3.09




     INVESTMENTS AND INVESTMENT RESULTS. Western Pioneer utilizes outside investment counselors for advice regarding the structure of its investment portfolio. Transactions are generally executed by the Company's Executive Vice President under the supervision of Western Pioneer's Board of Directors. Western Pioneer invests in high quality, tax-exempt state and municipal bonds and, to a lesser extent, government and agency securities, preferred and common stocks and other securities. Generally, Western Pioneer will only purchase bonds if rated "A" or higher.













     The following table summarizes the investment results and investment portfolio for the three years ended December 31, 1994.



                                           Year ended December 31,
                                         1992       1993      1994
                                         (In thousands)

Average invested assets (includes
 short-term cash investments). . . . .   $24,014  $23,123  $22,397
Investment income:
  Before income taxes. . . . . . . . .     1,450    1,187    1,218
  After income taxes . . . . . . . . .     1,262    1,017   1,066
Average annual return on investments:
  Before income taxes. . . . . . . . .      6.0%     5.1%     5.4%
  After income taxes . . . . . . . . .      5.3%     4.4%     4.7%
Net realized investment gains after
  income taxes . . . . . . . . . . . .       366      121      --
Net increase (decrease) in
  unrealized  investment gains
 after income taxes. . . . . . . . . .      (459)     598   (1,257)



     The following table sets forth the composition of Western
Pioneer's investment portfolio at the dates indicated:





                                          December 31,

                                       1992              1993
                              Amortized Market    Amortized Market
                                Cost     Value      Cost    Value
                                                  (In thousands)

Taxable bonds. . . . . . . . $ 2,000   $ 2,010    $   -     $   -

Tax-exempt state and
 municipal bonds . . . . . .       -         -   19,110    19,952

Total fixed maturity
 investments . . . . . . . .   2,000     2,010   19,110    19,952

Equity investments . . . . .   1,964     1,931    1,964     2,006

Short-term cash
 investments . . . . . . . .  20,376    20,376      774       774

  Total investments. . . . . $24,340   $24,317  $21,848   $22,732

(continued)


                                     December 31,

                                       1994
                               Amortized            Market
                               Cost                 Value

Taxable bonds. . . . . . .        $1,494           $1,493

Tax-exempt state and municipal
 bonds . . . . . . . . . .        19,043           18,150

Total fixed maturity
 investments . . . . . . .        20,537           19,643

Equity investments . . . .         1,964            1,838

Short-term cash
 investments . . . . . . .           896              896

  Total investments. . . .       $23,397          $22,377




     At December 31, 1994, Western Pioneer had a net unrealized loss on all investments of approximately $1,020,800, before income taxes.

      At December 31, 1994, the maturity distribution of Western
Pioneer's investments was as follows:









Maturity Date                                   Amortized Cost
                                                (In thousands)
Due:
  Within 1 year  . . . . . . . . . . . . . . .   $  -
  Beyond 1 year but within 5 years . . . . . .      1,494
  Beyond 5 years but within 10 years . . . . .     19,043
  Beyond 10 years but within 20 years. . . . .      -
  Beyond 20 years. . . . . . . . . . . . . .        -

     Total . . . . . . . . . . . . . . . . . .   $ 20,537



     COMPETITION. The property-casualty insurance industry is highly competitive and consists of numerous companies, a large proportion of which operate in more than one state and offer auto-mobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of Western Pioneer's competitors have a larger volume of business and greater financial resources than Western Pioneer. Price, reputation for service and a long-term presence in the Japanese-American market are the principal means by which Western Pioneer competes with other automobile insurers.

     REINSURANCE. Western Pioneer purchases reinsurance to protect itself from liabilities in excess of certain limits for all lines of business except comprehensive and collision. Reinsurance enables Western Pioneer to write more policies in larger amounts while reducing its own risk by reinsuring the amount of a policy in excess of the maximum amount Western Pioneer is willing or able to retain.

     Western Pioneer currently has an excess of loss reinsurance treaty with Munich American Reinsurance Company ("Munich American"). Munich American's parent, Munich Reinsurance Company of Germany, is one of the largest reinsurers in the world. Under this treaty, Western Pioneer currently pays the first $20,000 per loss occurrence on losses occurring prior to June 30, 1991 and $25,000 on losses occurring after June 30, 1991 and Munich American pays the excess. Western Pioneer has had coverage with Munich American since 1954 and believes that Munich American is a stable company with resources sufficient to meet its reinsurance obligations. However, to the extent that Munich American is unable to meet such obligations under its treaty with Western Pioneer, Western Pioneer would be obligated to pay policyholders' claims. Such event could have a material adverse effect on Western Pioneer.

     ASSIGNED RISKS. Automobile liability insurers in California are required to sell bodily injury liability coverage to a propor-tionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying to the California Automobile Assigned Risk Plan for placement as "assigned risks". Drivers seek placement as assigned risks because their driving records or other relevant characteristics make it difficult for them to obtain insurance in the open market. During the last five years, approximately 2.7% of the gross automobile premiums written by Western Pioneer were for assigned risk policies, which historically have had higher loss ratios than Western Pioneer's standard policies. For 1994, the percentage was 1.1%. Automobile insurance policies for assigned risks are written for a 12-month term and premium rates are set by the California Department of Insurance.

     TERRITORIAL RATING. Proposition 103 provides that after November 8, 1989, automobile rates and premiums shall be determined by application of driving safety record (including specified "good driver" discounts), number of miles driven annually, number of years of driving experience and other factors as the Insurance Commissioner shall adopt by regulation that have substantial relationship to the risk of loss. Western Pioneer's automobile class plan complies with the requirements of Proposition 103. However, Western Pioneer's automobile class plan is based on regulations promulgated by a prior Commissioner. Although temporarily continuing those prior regulations in force, the present Commissioner is in the process of developing other and/or further regulations to implement the class plan aspects of Proposition 103. Various consumer groups have petitioned the new insurance commissioner to expedite the adoption of such regulations.

     REGULATION. Both the Company and Western Pioneer are subject to regulation and supervision by the California Department of Insurance, which powers relate primarily to standards of solvency that must be met and maintained by insurers; levels of dividends that can be paid; the licensing of insurers and their agents; the nature of and limitation of insurers' investments; the issuance of securities by insurers; premiums charged; periodic examination of the affairs of insurers; the annual and other reports required to be filed on the financial condition of such insurers or their holding companies or for other purposes; the fair treatment of policyholders; and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes. The regulation and supervision by the California Department of Insurance are designed principally for the benefit of policyholders and not for insurance company stockholders. The Insurance Department conducts periodic examinations of all California insurance companies. The examination of Western Pioneer for the three years ended December 31, 1991 was completed in June 1992.

     With the adoption of Proposition 103, the establishment of premium rates for automobile and homeowners insurance in California is now subject to the prior approval of the California Insurance
Commissioner.

     The insurance industry is highly regulated and Western Pioneer's operations are therefore affected by any changes in applicable laws and regulations. As indicated above, Proposition 103 is a far reaching statutory initiative that significantly affects the manner in which insurance companies conduct business within the state of California. Any changes in the statutes and regulations governing insurance activities in California may similarly affect Western Pioneer's future operations.

     At least two legislative bills and a voter initiative have been proposed which would provide for no fault insurance. In addition, a legislative bill has been introduced which would reduce mandated auto insurance coverage and otherwise attempt to reduce costs of automobile insurance.

     RISK-BASED CAPITAL. The annual financial reporting form used by insurance regulators now requires the presentation of a risk-based capital analysis according to instructions adopted by the National Association of Insurance Commissioners (the "NAIC"). The risk-based capital formula adopted by the NAIC is intended to take into account asset risk, credit risk, underwriting risk and other business risks. The NAIC's Risk-Based Capital for Insurers Model Act ("Model Act") indicates that an excess of capital over the amount produced by the risk-based capital requirements established by the NAIC is desirable in the business of insurance.
Accordingly, insurers should seek to maintain capital above the risk-based levels required under the NAIC's procedures. Additional capital is used and useful in the insurance business and helps to secure an insurer against various risks inherent in, or affecting, the business of insurance and not accounted for or only partially measured by the risk-based capital requirements contained in the Model Act. In accordance with the NAIC instructions, Western Pioneer calculated it had $7,825,000 in total adjusted surplus to policyholders at December 31, 1994 and "authorized control level risk-based capital" of $1,588,000. Accordingly, Western Pioneer's capital and surplus was more than 4.9 times its "authorized control level risk-based capital" and exceeded all risk-based capital levels established under the Model Act.

     WINSLOEW INVESTMENT. In October 1993 Atlantis sold a portion of its Loewenstein stock as part of an initial public offering. The sale resulted in an after-tax gain of approximately $1.9 million, including approximately $600,000 related to the Company's write-up of its remaining investment in Loewenstein based upon the difference between the post-offering book value per share of Loewenstein and the carrying value of Atlantis' remaining investment.

     The Loewenstein initial public offering reduced Atlantis' investment in Loewenstein from 49% to approximately 20%. On February 14, 1994, Loewenstein acquired New West Industries, Inc. for stock, the issuance of which further reduced Atlantis' ownership of Loewenstein to approximately 18%. During December 1994, Loewenstein and another furniture manufacturer were merged into WinsLoew Furniture, Inc. (WinsLoew"), and Atlantis' ownership interest decreased to approximately 10% of WinsLoew's outstanding shares. The Company's interest is subject to further reduction to approximately 9% in the event that certain stock options are exercised. The Company began accounting for this investment under the cost method in 1994.


EMPLOYEES

     As of December 31, 1994, the Company's plastics companies employed approximately 1,600 persons. Approximately 38 of the blow molding unit's employees were covered under a collective bargaining agreement with the Retail, Wholesale & Department Store Union, AFL-CIO. Western Pioneer employed approximately 47 non-union personnel. Atlantis' overall employee relations are considered to be generally very good.

PATENTS AND TRADEMARKS

     Certain of the Company's subsidiaries have registered various trademarks with the United States Patent and Trademark Office and have applications pending for the registration of other trademarks and the issuance of certain patents. Management believes that the Company's trademark and patent position is adequately protected in all markets in which the Company does business. Linear produces certain stretch film products under non-exclusive licenses granted by Mobil Oil Corporation. The duration of the licenses is coterminous with the duration of the underlying patents.

ENVIRONMENTAL REGULATION

     Actions by Federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. At present, environmental laws and regulations do not have a material adverse effect upon the demand for the Company's products. Certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastics products that are among the types produced by the Company. If such prohibitions or restrictions were widely adopted, such regulatory and environmental measures could have a material adverse effect upon the Company. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company.

     In addition, certain of the Company's operations are subject to Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and dis-posal of solid and hazardous wastes. While historically the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditure requirements for environ-mental compliance because of continually changing compliance standards and technology. The Company does not currently have any insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

ITEM 2.  PROPERTIES

     Atlantis' Miami corporate offices consist of approximately 13,138 square feet of space that is shared with several entities controlled by the principal stockholders of the Company (or their affiliates). The present annual lease expense of $329,000, as well as certain other general and administrative expenses, are allocated among the Company and these entities. See Part III Item 13 - "Certain Relationships and Related Transactions." In addition, during 1992 the Company began to sublease approximately 2,500 square feet of such office space to an unaffiliated third party. The Company also leases certain office space in Atlanta, Georgia.

     The following table describes the operating facilities owned or leased by the Company, with substantially all of the owned plastics facilities pledged as security for debt. Management believes that the Company's manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.













Company and Location                 Owned or      Building Area
                                      Leased       (square feet)

Atlantis Films:
Stretch Film, Tulsa, Oklahoma
  (two facilities) . . . . . . . . .   Owned         189,300
Stretch Film, Nicholasville,
  Kentucky . . . . . . . . . . . . .   Owned         109,500
Custom Film, Mankato, Minnesota. . .   Owned         140,000
Custom Film, Mankato, Minnesota. . .   Leased         65,000
Custom Film, Tulsa, Oklahoma . . . .   Owned          57,500
Custom Film, Cartersville,
  Georgia. . . . . . . . . . . . . .   Leased         57,500

Atlantis Molded Plastics:
Injection Molding, Henderson,
  Kentucky . . . . . . . . . . . . .   Owned          90,000
Injection Molding, Jackson,
  Tennessee. . . . . . . . . . . . .   Owned          50,000
Injection Molding, Nashville,
  Tennessee. . . . . . . . . . . . .   Leased         68,000
Injection Molding, Ft. Smith,
  Arkansas . . . . . . . . . . . . .   Owned         158,500
Injection Molding, Warren, Ohio. . .   Owned          54,000
Profile Extrusion, Elkhart,
  Indiana  (1) . . . . . . . . . . .   Owned          40,900
Blow Molding, Demopolis, Alabama . .   Owned          53,000
Blow Molding, (Joint Venture)-
 Orlando, Florida  . . . . . . . . .   Leased         72,000
Blow Molding, (Joint Venture)-
 Dallas, Texas . . . . . . . . . . .   Leased         45,000

Discontinued Operations:
Western Pioneer-Pleasanton,
 California  . . . . . . . . . . .     Leased         10,000



(1)    New facility purchased in February 1995, 87,000 square feet.






ITEM 3.  LEGAL PROCEEDINGS

     The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its consolidated financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1994.


                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange under the symbol "AGH". The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 1993 and 1994.



                                    High         Low
1993
      First Quarter                6 3/4           5
      Second Quarter               5 3/4       4 3/4
      Third Quarter                6 3/4       4 7/8
      Fourth Quarter               6 1/2       5 1/4

1994
      First Quarter                6 5/8       5 1/2
      Second Quarter               7 1/8       5 1/4
      Third Quarter                6 5/8       5 7/8
      Fourth Quarter               6 1/8       5 1/2




     As of January 31, 1995, there were approximately 244 holders of record of the 4,082,437 outstanding shares of Class A Common
Stock. The closing sales price for the Class A Common Stock on January 31, 1995 was $6.00.

     Prior to 1994, the Company did not pay cash dividends on any class of its Common Stock. During February 1994 the Company's Board of Directors approved a quarterly dividend program and the Company paid 2.5 cents per share quarterly dividends in April, July and October, 1994. The Company's ability to pay cash dividends is subject to the dividend preference of the Company's presently outstanding Series A Convertible Preferred Stock. Payment of dividends is also restricted under the terms of the Company's Senior Notes and its revolving credit facility. In addition, insurance regulations generally limit Western Pioneer's dividends to net investment income.


ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on page 1 of the registrant's Annual
Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 16 of the registrant's Annual Report to Shareholders for the year ended
December 31, 1994 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statement information and the supplemental data required in response to this item is incorporated herein by reference to pages 18 through 31 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994.

     Certain other financial statement schedules are included in
Part IV-Item 14(b) of this report.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with its independent certified public accountants on accounting and financial disclosure.






                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to directors and executive officers of the Company is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.






































                              PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

     (a)   Documents filed as part of this report:



                                                    Form 10-K
                                                    Page Number

          (1)  Report of Independent Public
               Accountants on Financial Statements
               and Financial Statement Schedules        23

               Financial Statements.



     The following financial statements have been incorporated into
Part II of this report by reference to the registrant's Annual
Report to Shareholders for the year ended December 31, 1994.



          Annual                                     Page
          Report                                    Number

Consolidated Income Statements for the Years
     Ended December 31, 1994, 1993 and 1992. . . . .   18

Consolidated Balance Sheets as of
     December 31, 1994 and 1993. . . . . . . . . . .   19

Consolidated Statements of Shareholders'
     Equity for the Years Ended December 31,
     1994, 1993 and 1992 . . . . . . . . . . . . . .   20

Consolidated Statements of Cash Flows
     for the Years Ended December 31,
     1994, 1993 and 1992 . . . . . . . . . . . . . .   21

Notes to Consolidated Financial Statements . . . . .   22



          (2)  Financial Statement Schedules.

               The following financial statement schedules for the years ended December 31, 1994, 1993 and 1992 are submitted herewith:




                                                   Form 10-K
Item                                              Page Number

Financial Statement Schedules

   Schedule I (Articles 5 and 7)
      Parent Company Only Condensed
        Financial Information. . . . . . . . . .       24


   Schedule II (Articles 5 and 7)
      Valuation and Qualifying Accounts. . . . .       28



     Any required information not included in the above-described schedules is included in the consolidated financial statements and notes thereto incorporated herein by reference.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are not applicable and therefore have been omitted.


















                 REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

We have audited the consolidated financial statements of Atlantis
Plastics, Inc. and Subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which financial statements are included on pages 18 through 31 of the 1994 Annual Report to Shareholders of Atlantis Plastics,
Inc. and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 21 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and Subsidiaries as of December
31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
Miami,  Florida
February 6, 1995


                                                         SCHEDULE
I
                                                   Articles 5 and
7


             ATLANTIS PLASTICS, INC. AND SUBSIDIARIES

                       (Parent Company Only)

                          BALANCE SHEETS

       For the years ended December 31, 1994, 1993 and 1992
                          (In thousands)





                                                1994         1993

ASSETS

Cash and cash equivalents                  $      51     $    394
Intercompany (payables) receivables              (86)       1,058
Other current assets                             199          373
  Total current assets                           164        1,825

Intercompany subordinated notes
 receivable                                  120,572       97,054
Investment in operating subsidiaries          29,267       27,295
Investment in WinsLoew Furniture, Inc. stock   5,097            -
Investment in discontinued operations          9,379       13,287
Property and equipment, net                      194          200
Other assets                                   3,909        4,363
                                            $168,582     $144,024


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses       $  4,920     $  5,775
Senior notes                                 100,000      100,000
Revolving credit facility                     21,603            -
Deferred income taxes                          1,637        2,634
Other liabilities                                  -          482
     Total liabilities                       128,160      108,891

Shareholders' equity:
    Series A convertible preferred stock       2,000        2,000
    Class A common stock.                        408          401
    Class B common stock                         300          336
    Additional paid-in capital                 6,781        7,999
    Unrealized holding losses,
      net of tax                                (284)           -
    Retained earnings                         31,217       25,702
                                              40,422       36,438

     Treasury stock at cost, 237,293 Class A
     and B common shares in 1993                   -       (1,305)

    Total shareholders' equity, net           40,422       35,133

                                            $168,582     $144,024



























































                                                         SCHEDULE
I
                                                   Articles 5 and
7



             ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                       (Parent Company Only)

                         INCOME STATEMENTS
       For the years ended December 31, 1994, 1993 and 1992
                          (In thousands)




                                         1994       1993    1992
Revenues:

Management fees from operating
  subsidiaries                         $3,170     $2,754    $964
Interest and other income                   6        337     673
Intercompany interest                  11,919      9,461   2,016
Preferred stock dividends from
  subsidiary                               --                435
                                       15,095     12,552   4,088

Expenses:

General and administrative expenses    (2,477)    (2,111) (1,939)
Management fees to Trivest, Inc.         (399)      (326)   (320)
Income related to litigation
  settlements, net                         --      2,212   4,604
Interest expense                      (12,207)   (11,358) (6,462)

                                      (15,083)   (11,583) (4,117)
  Income (loss) before taxes               12        969     (29)

Income tax (provision) benefit            (63)      (387)    186
Equity in earnings (before
  extraordinary loss) of operating
  subsidiaries                          5,210      4,630   4,726

     Income from continuing operations  5,159      5,212   4,883

Gain on Loewenstein stock
  transactions, net                         -      1,884       -
Equity in earnings of discontinued
  operations                            1,207      1,442   1,325

     Income before extraordinary
       items                            6,366      8,538   6,208

Extraordinary loss on early
  extinguishment of debt, net
  (1)                                       -     (4,643)   (433)

    Net income                         $6,366     $3,895  $5,775



(1) 1993 and 1992 includes the Parent's equity of $ 1,437,000 and $414,000, respectively, in subsidiary extraordinary losses on early extinguishment of debt, net of taxes.


























































                                                         SCHEDULE
I
                                                   Articles 5 and
7



             ATLANTIS PLASTICS, INC. AND SUBSIDIARIES

                       (Parent Company Only)

                     STATEMENTS OF CASH FLOWS

       For the years ended December 31, 1994, 1993 and 1992
                          (In thousands)



                                          1994      1993    1992

Cash flows from operating activities:
 Net income                              $6,366    $3,895  $5,775
 Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
     Equity in earnings of
      subsidiaries and
      Loewenstein                        (6,417)   (4,635) (5,637)
     Gain on Loewenstein stock
      transactions                            -    (2,939)      -
     Depreciation and amortization          563       485     282
     Loss on repurchases of
      subordinated notes                      -     4,612      29
    Increase (decrease) in:
      Accounts payable and accrued
       expenses                              22     3,450  (3,531)
        Deferred income taxes              (233)      326   1,379
         Other, net                       1,275       552    (353)
      Total adjustments                  (4,790)    1,851  (7,831)

Net cash provided by (used in)
 operating activities                     1,576     5,746  (2,056)

Cash flow from investing activities:

Proceeds from sale of
 Loewenstein stock                          122     4,684       -
Purchase of marketable securities             -         -  (4,030)
Proceeds from sale of marketable
 securities                                   -     1,978   2,030
Decrease in Ameriwood investment              -         -  10,132
Capital expenditures                        (59)      (37)     (9)
Payments for acquisitions
 of minority interests                        -         -    (579)
Dividends from subsidiaries               1,284     6,872     814


Net cash provided by investing
 activities                               1,347    13,497   8,358



                                                         SCHEDULE
I
                                                   Articles 5 and
7



             ATLANTIS PLASTICS, INC. AND SUBSIDIARIES

                       (Parent Company Only)

                     STATEMENTS OF CASH FLOWS

       For the years ended December 31, 1994, 1993 and 1992
                          (In thousands)



                                          1994      1993    1992

Cash flows from financing activities:

Increase in intercompany
 subordinated notes receivable         $(23,518) $(77,594)$(7,010)
Borrowings under revolving
 credit agreement                        37,591    18,336       -
Payments under revolving
 credit agreement                       (15,988)  (18,336)      -
Payments on long-term debt
 and repurchase of minority interest          -   (46,032) (1,032)
Proceeds from issuance of long
 term debt                                    -   100,000       -
Dividends paid on preferred
 and common stock                          (851)     (145)   (145)
Deferred financing costs                      -    (4,236)   (503)
Purchases of treasury stock                (729)   (1,110)      -
Proceeds from exercise of
 stock options                              229        28       -
Net cash used in financing activities    (3,266)  (29,089) (8,690)
Net decrease in cash and
  cash equivalents                         (343)   (9,846) (2,388)
Cash and cash equivalents
 at beginning of year                       394    10,240  12,628
Cash and cash equivalents
 at end of year                             $51      $394 $10,240


SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
 Cash paid during the year for:
      Interest                          $12,135    $9,095  $6,301
      Income taxes paid
       (refunds received), including
       amounts for consolidated
       subsidiaries                     $ 3,885    $ (300) $2,325




                                                        SCHEDULE II
                                                   Articles 5 and
7


             ATLANTIS PLASTICS, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS

       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                          (In thousands)



                        Balance at  Charged to              Balance
                        beginning   costs and               at end
                        of period   expenses   Deductions   of
period


Year ended December    $12,212      $14,946     $16,184    $10,974
31, 1994: Insurance
losses and loss
adjustment expenses,
net of reinsurance
recoverables

Year ended December    $13,766      $13,065     $14,619    $12,212
31, 1993: Insurance
losses and loss
adjustment expenses,
net of reinsurance
recoverables

Year ended December    $14,618      $12,149     $13,001    $13,766
31, 1992: Insurance
losses and loss
adjustment expenses,
net of reinsurance
recoverables

















          (3) Exhibits (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual
Report on Form 10-K.)


  2.1     Agreement and Plan of Merger by and between Atlantis
          Plastics, Inc., a Florida corporation and Atlantis Group, Inc., a Delaware corporation, dated as of April 22, 1994.
          (2)(1)

  3.1     Registrant's Articles of Incorporation (3.1)(1)

  3.2     Registrant's Bylaws (February 1988) (3.2)(1)

  4.1     Trust Indenture between Registrant and American Stock
          Transfer and Trust Company (4.2)(10)

  4.2     Form of Senior Note, dated February 15, 1993 (4.3)(10)

 10.1 Preferred Stock Subscription and Purchase Agreement, dated October 24, 1986, between Registrant and Southeast Banking Corporation (10.20)(1)

*10.2 Registrant's Amended and Restated Stock Option Plan, dated as of March 16, 1989 (10.1)(6)

*10.3     Registrant's 1987 Disinterested Directors Stock Option
          Plan (10.2)(2)

*10.4     Registrant's Amended and Restated 1990 Stock Option Plan
          (10.2)(6)

*10.5 Fourth Amended and Restated Management Agreement between Registrant and Trivest, Inc. (10.5)(9)

*10.6     Second Amended and Restated Employment Agreement, dated
          January 1, 1990 between Registrant and Earl W. Powell
          (10.6) (5)

*10.7 First Amendment To Second Amended and Restated Employment Agreement, dated as of April 1, 1992, between Registrant and Earl W. Powell (10.7) (10)

*10.8     Employment Agreement, dated January 1, 1990, between
          Registrant and Phillip T. George, M.D. (10.7) (5)

*10.9     First Amendment to Employment Agreement,  dated as of
          April 1, 1992, between the Registrant and Phillip T.
          George, M.D. (10.9) (10)

10.10     Form of Indemnification Agreement (10.47)(12)

10.11     Office Lease, dated as of December 31, 1993, between
          Grand Bay Plaza Joint Venture and the Registrant, and
          First Addendum thereto (11)

10.12 Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992 (10.40)(8)

10.13 License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No.
          4,518,654, effective as of February 21, 1992 (10.41)(8)

10.14     Loan Contract, dated October 30, 1987, between State of
          Minnesota and National Poly Products, Inc. (10.11)(2)

10.15     Letter of Consent to the Loan Contract between State of
          Minnesota and National Poly Products, Inc., dated
          October 30, 1991 (10.43)(8)

10.16     Letter of Consent to the Loan Contract between State of
          Minnesota and National Poly Products, Inc., dated January 13, 1992 (10.44 )(8)

10.17 Consent and Acknowledgement to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated February 18, 1993 (10.22)(10)

10.18 Joint Venture Agreement, dated as of January 26, 1990 between Rigal Plastics, Inc. and CKS Plastics, Inc.
          ("CKS/Rigal Plastics") (10.65)(5)

10.19 Amendment to CKS/Rigal Plastics Joint Venture Agreement, dated as of January 17, 1994.(11)

10.20 Amendment to CKS/Rigal Plastics Joint Venture Agreement dated as of January 24, 1994.(11)

10.21     Limited Guarantee of the Registrant dated as of January
          19, 1994, of the obligations of CKS/Rigal Plastics in favor of Bank South, N.A. (11)

10.22     Loan Agreement between Arkansas Development Finance
          Authority and Cyanede, dated March 18, 1992 (10.69)(9)

10.23 Promissory Note from Cyanede to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated
          June 1, 1992 (10.70)(9)

10.24     Office Lease, dated as of April 1, 1992, between Euram
          1870 Exchange Associates and National Poly Products, Inc.
          (10.78)(9)

10.25 Subordination and Attornment Agreement between State Farm Life Insurance Company and National Poly Products, Inc.
          dated April 6, 1992 (10.78)(9)

10.26     Intercreditor Agreement between Heller Financial, Inc.,
          Arkansas Development Finance Authority and Worthen Trust Company, Inc. (10.40)(10)

10.27     Asset Purchase Agreement, dated May 17, 1994, among the
          Registrant, Advanced Plastics, Inc. and Frederick R.
          Warren. (12)

10.28     Credit Agreement, dated February 22, 1993, between the
          Registrant and Heller Financial, Inc.  (the "Heller
          Credit Agreement") (10.39)(10)

10.29     First Amendment and Waiver, dated March 28, 1994, to
          Heller Credit Agreement.(13)

10.30     Consent Letter, dated May 23, 1994, to Heller Credit
          Agreement.(13)

10.31     Second Amendment, dated August 15, 1994, to Heller Credit
          Agreement.(13)

10.32     Consent Letter, dated September 9, 1994, to Heller Credit
          Agreement.(13)

10.33     Consent Letter, dated February 13, 1995, to Heller Credit
          Agreement.(1)

10.34     Consent and Waiver Letter, dated February 24, 1995, to
          Heller Credit Agreement.(13)

10.35 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato,
          Minnesota, dated as of March 2, 1995.(13)

 11.1     Calculation of Earnings Per Share(13)

 13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1994(13)

 21.1     Registrant's Subsidiaries(13)

 23.1     Consent of Coopers & Lybrand L.L.P.(13)




(1) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's form 8-B filed June 7, 1994.

(2) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

(3) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(4) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

(5) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(6) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's registration statement on Form S-8 (No. 33-41012).

(7) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Form 8-K, dated April 10, 1991.

(8) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(9) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's registration statement on Form S-2 (33-53152).

(10) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(11) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(12) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Report on Form 8-K filed June 3, 1994.

(13)      Filed herewith


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

     (c)  Exhibits required by Item 601 of Regulation S-K

          The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

     (d)  Financial Statement Schedules required by
          Regulation S-X

          The financial statement schedules required by Regulation S-X which are excluded from the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, by Rule 14a-3(b)(1) are included above. See Item 14(a)2 for index.






































                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                    ATLANTIS PLASTICS, INC.


Date: March 30, 1995                By:/s/    Paul Rudovsky
                                              Paul Rudovsky
                                       Executive Vice President,
                                          Finance and Planning

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



     Signature                 Title                  Date


/s/Earl W. Powell      Chairman of the Board     March 30, 1995
   Earl W. Powell


/s/Phillip T. George, M.D. Director and          March 30, 1995
   Phillip T. George, M.D. Vice Chairman


/s/Anthony F. Bova      President and Chief      March 30, 1995
   Anthony F. Bova       Executive Officer
                   (Principal Executive Officer)


/s/Paul Rudovsky     Executive Vice President,   March 30, 1995
   Paul Rudovsky       Finance and Planning
                   (Principal Financial Officer)


/s/Charles D. Murphy, III    Director            March  30, 1995
   Charles D. Murphy, III


/s/Chester B. Vanatta        Director            March  30, 1995
   Chester B. Vanatta


/s/                          Director            March 30, 1995
   Larry D. Horner




INDEX TO EXHIBITS




                                                    Page Number in
                                                      Sequential
                                                     Number System
EXHIBIT


10.29 First Amendment and Waiver, dated March 28, 1994, to Heller Credit Agreement.(13)

10.30 Consent Letter, dated May 23, 1994, to Heller
      Credit Agreement.(13)

10.31 Second Amendment, dated August 15, 1994, to
      Heller Credit Agreement.(13)

10.32 Consent Letter, dated September 9, 1994, to
      Heller Credit Agreement.(13)

10.33 Consent Letter, dated February 13, 1995, to
      Heller Credit Agreement.(1)

10.34 Consent and Waiver Letter, dated February 24,
      1995, to Heller Credit Agreement.(13)

10.35 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the
      City of Mankato, Minnesota, dated as of
      March 2, 1995.(13)

11.1  Calculation of Earnings Per Share(13)

13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1994(13)

21.1  Registrant's Subsidiaries(13)

23.1  Consent of Coopers & Lybrand L.L.P.(13)

















                           EXHIBIT 10.29

          FIRST AMENDMENT AND WAIVER TO CREDIT AGREEMENT


      This First Amendment And Waiver to Credit Agreement, dated as of March 28, 1994 (this "Agreement") is between Atlantis Group,
Inc., a Delaware corporation ("Borrower") and Heller Financial,
Inc., a Delaware corporation for itself as Agent and as Lender
("Heller").


                             RECITALS

     A.   Borrower and Heller are parties to that certain Credit
Agreement dated as of February 22, 1993, (the "Credit Agreement").
Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

     B. The parties hereto wish to amend the Credit Agreement, as provided herein.

     NOW THEREFORE in consideration of the foregoing, the covenants and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. AMENDMENT TO THE CREDIT AGREEMENT. The Credit Agreement is hereby amended as follows:

          (a)  The definition of "Fixed Charges" contained in
Section 1.1 of the Credit Agreement is hereby amended to provide that Capital Expenditures made or accrued by the Borrower and Subsidiary Guarantors for the trailing twelve month periods ended
March 31, 1994, June 30, 1994, September 30, 1994 and December 31,
1994 shall mean $9,000,000.

          (b)  The first sentence of Section 6.1 of the Credit
Agreement is hereby amended and as amended shall read as follows:

               "The aggregate amount of all Capital Expenditures of Borrower and the Subsidiary Guarantors (excluding expenditures funded by insurance proceeds) will not exceed the sum of (i)
     $15,500,000 for the Fiscal Year ended December 31, 1994, and
     (ii) $9,000,000 for any Fiscal year thereafter (the "Capital
     Expenditures Allowance"), plus sixty-five percent (65%) of the unused Capital Expenditure Allowance from the prior Fiscal
     Year in any Fiscal Year."

     2.   CONSENT TO WAIVER.

          (a) Borrower has requested that Heller waive for the period ended December 31, 1993 the requirement set forth in Section
6.1 of the Credit Agreement that Borrower and the Subsidiary
Guarantors not exceed $9,000,000 as the aggregate amount of all Capital Expenditures (excluding expenditures funded by insurance proceeds) in any Fiscal Year. Borrower has informed Lender that for the period ended December 31, 1993, Borrower was in violation of the Capital Expenditure Covenant.

          The foregoing failure by Borrower to comply with such covenant would, if Heller chose to declare it, constitute an Event of Default under the Credit Agreement. However, at the request of Borrower and in the exercise of Heller's discretion, Heller has elected to waive its right to declare the foregoing failure to comply with such covenant as an Event of Default and defers from enforcing its remedies with respect thereto.

          (b) By execution of this Agreement, Borrower acknowledges and agrees that the present election to forbear by Heller shall not be construed by Borrower as a waiver of compliance with any other term or condition contained in the Credit Agreement nor as an agreement to forbear with respect to any term or condition contained in the Credit Agreement other than as expressly set forth herein.

     3. REPRESENTATIONS AND WARRANTIES. To induce Heller to enter into this Agreement, Borrower represents and warrants to Heller that:

          (a) AUTHORITY AND BINDING EFFECT. The execution, delivery, and performance by Borrower of this Agreement is within its corporate power, has been duly authorized by all necessary corporate action (including, without limitation, shareholder approval), has received all necessary government approvals (if any shall be required), and does not and will not contravene or conflict with any provision of law applicable to Borrower, the Certificate of Incorporation or Bylaws of Borrower, or any order, judgment, or decree of any court or other agency of government or any agreement, instrument, or document binding upon Borrower; and the Credit Agreement as heretofore amended and as amended as of the date hereof is the legal, valid, and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

          (b) NO DEFAULT. No Default or Event of Default under the
Credit Agreement, as amended hereby, has occurred and is continuing, except as provided herein.

          (c) WARRANTIES AND REPRESENTATIONS. The warranties and representations of Borrower contained in this Agreement, the Credit
Agreement, as amended hereby, and the Financing Agreements, shall be true and correct as of the date hereof, with the same effect as though made on such date except to the extent that such representations and warranties expressly relate solely to an earlier date, in which case such representations or warranties were true and correct as of such earlier date.

     4.   MISCELLANEOUS.

          (a)  CAPTIONS.   Section captions used in this Agreement
are for convenience only, and shall not affect the construction of this Agreement.

          (b)  GOVERNING LAW.   This Agreement shall be a contract
made under and governed by the laws of the State of Illinois, without regard to conflict of laws principles.  Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the
remainder of such provision or the remaining provisions of this
Agreement.

          (c)  COUNTERPARTS.   This Agreement may be executed in
counterparts, each of which counterparts shall be deemed to be an original, but all of such counterparts shall together constitute but one and the same Agreement.

          (d)  SUCCESSORS AND ASSIGNS.   This Agreement shall be
binding upon Borrower and Heller and their respective successors and assigns, and shall inure to the sole benefit of Borrower and
Heller and the successors and assigns of Borrower and Heller.

          (e)  REFERENCES.   Any reference to the Credit Agreement
or the Financing Agreements contained in any notice, request, certificate, or other document executed concurrently with or after the execution and delivery of this Agreement shall be deemed to include this Agreement unless the context shall otherwise require.

          (f)  CONTINUED EFFECTIVENESS.   Notwithstanding anything
contained herein, the terms of this Agreement are not intended to and do not serve to effect a novation as to the Credit Agreement.
The parties hereto expressly do not intend to extinguish the Credit
Agreement.  Instead, it is the express intention of the parties evidenced by the notes provided for therein and secured by the
Collateral.  The Credit Agreement as amended hereby and each of the
Loan Documents remain in full force and effect.

     Delivered at Chicago, Illinois, as of the date and year first above written.


                                    ATLANTIS GROUP, INC.

                                    By:
                                    Name Printed:
                                    Title:


                                    HELLER FINANCIAL, INC., for
                                    itself and as Agent for the
                                    Lenders

                                    By:
                                    Name Printed:
                                    Title:








































                           EXHIBIT 10.30





VIA FACSIMILE

                                    May 23, 1994


Mr. Peter Kacer
Assistant Vice President and
Controller
Atlantic Group, Inc.
2665 South Bayshore Drive
8th Floor
Miami, Florida  33133-5401

Dear Peter:

     Atlantis Group, Inc. ("Atlantis") has informed Heller
Financial, Inc. ("Heller") that it is seeking to form a new subsidiary called Atlantis Plastics, Inc, ("Plastics") and merge
Atlantis with and into Plastics. Pursuant to Section 7.6 of the Credit Agreement, Atlantis is prohibited from entering into any mergers without Heller's consent. Heller hereby consents to the merger and proposed name change; provided, however, that Heller's consent is contingent upon Atlantis and/or Plastics executing any and all documents that Heller may require to continue its first priority perfected security interest in and to the assets of Atlantis, which documents shall include but not be limited to the execution of new UCC-1 Financing Statements.

     Please contact me with any questions.

                                    Sincerely,


                                    /s/David A. Meier
                                       David A. Meier
                                       Vice President

cc:  Dave Sherbin
     Karen Finnerty
     File



















                           EXHIBIT 10.31


               SECOND AMENDMENT TO CREDIT AGREEMENT

     This Second Amendment to Credit Agreement, dated as of August
15, 1994 (this "Agreement") is between Atlantis Plastics, Inc., a
Florida corporation ("Borrower") and Heller Financial, Inc., a
Delaware corporation for itself as Agent and as Lender ("Heller").

                             RECITALS

     A.   Borrower and Heller are parties to that certain Credit
Agreement dated as of February 22, 1993, as amended by the First
Amendment and Waiver to Credit Agreement dated as of March 28,
1994, (with this Second Amendment, the "Credit Agreement").
Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

     B. The parties hereto wish to amend the Credit Agreement, as provided herein.

     NOW THEREFORE, in consideration of the foregoing, the covenants and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. AMENDMENT TO THE CREDIT AGREEMENT. The Credit Agreement is hereby amended as follows:

          (a)  The definition of "Fixed Charges" contained in
Section 1.1 of the Credit Agreement is hereby amended to provide that Capital Expenditures made or accrued by the Borrower and Subsidiary Guarantors for the trailing twelve month periods ended
September 30, 1994 and December 31, 1994, March 31, 1995 and June
30, 1995, shall equal $9,000,000.  After June 30, 1995, Capital
Expenditures shall equal the actual trailing twelve month Capital
Expenditures.

          (b)  The first sentence of Section 6.1 of the Credit
Agreement is hereby amended and as amended shall read as follows:

          "The aggregate amount of all Capital Expenditures of Borrower and the Subsidiary Guarantors (excluding expenditures funded by insurance proceeds) will not exceed the sum of (i)
$21,300,000 for the Fiscal Year ended December 31, 1994, provided that at all times until December 31, 1994, availability under the Revolving Loan shall exceed $2,000,000, and (ii) $12,000,000 for any Fiscal year thereafter (the "Capital Expenditures Allowance"), plus sixty-five percent (65%) of the unused Capital Expenditure
Allowance from the prior Fiscal Year in any Fiscal Year."

     2. REPRESENTATIONS AND WARRANTIES. To induce Heller to enter into this Agreement, Borrower represents and warrants to Heller that:

          (a) AUTHORITY AND BINDING EFFECT. The execution, delivery, and performance by Borrower of this Agreement is within its corporate power, has been duly authorized by all necessary corporate action (including, without limitation, shareholder approval), has received all necessary government approvals (if any shall be required), and does not and will not contravene or conflict with any provision of law applicable to Borrower, the Certificate of Incorporation or Bylaws of Borrower, or any order, judgment, or decree of any court or other agency of government or any agreement, instrument, or document binding upon Borrower; and the Credit Agreement as heretofore amended and as amended as of the date hereof is the legal, valid, and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

          (b) NO DEFAULT. No Default or Event of Default under the Credit Agreement, as amended hereby, has occurred and is continuing.

          (c) WARRANTIES AND REPRESENTATIONS. The warranties and representations of Borrower contained in this Agreement, the Credit
Agreement, as amended hereby, and the Financing Agreements, shall be true and correct as of the date hereof, with the same effect as though made on such date except to the extent that such representations and warranties expressly relate solely to an earlier date, in which case such representations or warranties were true and correct as of such earlier date.

     3.   MISCELLANEOUS.

          (a) CAPTIONS. Section captions used in this Agreement are for convenience only, and shall not affect the construction of this Agreement.

          (b) GOVERNING LAW. This Agreement shall be a contract made under and governed by the laws of the State of Illinois, without regard to conflict of laws principles. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

          (c) COUNTERPARTS. This Agreement may be executed in counterparts, each of which counterparts shall be deemed to be an original, but all of such counterparts shall together constitute but one and the same Agreement.

          (d) SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon Borrower and Heller and their respective successors and assigns, and shall inure to the sole benefit of Borrower and Heller and the successors and assigns of Borrower and Heller.

          (e) REFERENCES. Any reference to the Credit Agreement or the Financing Agreements contained in any notice, request, certificate, or other document executed concurrently with or after the execution and delivery of this Agreement shall be deemed to include this Agreement unless the context shall otherwise require.

          (f) CONTINUED EFFECTIVENESS. Notwithstanding anything contained herein, the terms of this Agreement are not intended to and do not serve to effect a novation as to the Credit Agreement.
The parties hereto expressly do not intend to extinguish the Credit
Agreement Instead, it is the express intention of the parties hereto to reaffirm the indebtedness created under the Credit
Agreement which is evidenced by the notes provided for therein and secured by the Collateral. The Credit Agreement as amended hereby and each of the Loan Documents remain in full force and effect.

     Delivered at Chicago, Illinois as of the date and year first above written.


                                    ATLANTIS PLASTICS, INC.


                                    By:
                                    Name Printed:
                                    Title:



                                    HELLER FINANCIAL, INC., for
                                    itself and as Agent for the
                                    Lenders


                                    By:
                                    Name Printed:
                                    Title:



























































                           EXHIBIT 10.32






                                    September 9, 1994




Harvey G. Ershing
200 South Green Street
Henderson, KY 42420

Gentlemen:

     The undersigned, Cyanede Plastics, Inc. (the "Company"), will, from time to time, deliver or cause to be delivered certain inventory, raw materials, tooling or other goods owned by it (the
"Goods") to you for storage, processing or use at your facilities located at the address shown above.

     Heller Financial, Inc. (the "Agent"), as agent for the Lenders under that certain Credit Agreement dated as of February 22, 1993 by and among the Company, Heller and the Lenders signatory thereto, will be engaged in certain financing of the Company, which financing will be secured by a security interest in, among other things, the tangible and intangible personal property of the Company, including, without limitation, the Goods.

     The security interest of the Agent, for the benefit of the Lenders, in the Goods shall be senior to all liens, claims and interests other than your lien, if any, for any accrued and unpaid storage and/or processing charges for the actual storage and/or processing of the Goods. To protect the security interest of the Agent, for the benefit of the Lenders, in the Goods, if you issue storage receipts or other documents of title which evidence any Goods now or hereafter delivered by the Company to you, please make those documents non-negotiable and note on them that they have been issued to or for the account of the Agent, for the benefit of the Lenders.

     If at a later date, the Agent requests copies of such documents, you agree that you will provide them. Until further notice you may release any of the Goods to any authorized agent of the Company upon the Company's request. However, upon the written direction of the Agent, you agree not to deliver the Goods to the Company or its designated agent, but to hold those Goods subject to the Agent's further direction.

     The Company agrees that you shall have no liability to the Company if you comply with the Agent's written direction as described above. The Company further agrees that it will continue to pay all storage, processing or manufacturing expenses related to the storage and/or processing of the Goods and will reimburse you for all reasonable costs or expenses incurred as a direct result of your compliance met the terms and provisions of this letter.

     Please confirm receipt of this letter and your agreement to delivery instructions contained herein by signing the enclosed copy of this letter as indicated and returning it as soon as possible to Heller Financial, Inc., 500 West Monroe, Chicago, Illinois 60661,
Attention:  Karen Finnerty.

                                    Very truly yours,

                                    CYANEDE PLASTICS, INC.



                                    By:

                                    Title:


Acknowledged and agreed to this
    day of               , 1994.






Name and Address of Bailee




Signature of Bailee

Acknowledged and agreed to this
    day of          , 1994.

HELLER FINANCIAL, INC., as
Agent for the Lenders


By:

Title:



                           EXHIBIT 10.33






                                    February 13, 1995

VIA FACSIMILE

Atlantis Group, Inc.
2665 South Bayshore Drive
8th Floor
Miami, Florida 33133

Attention:  Mr. Craig Brumfield

Dear Mr. Brumfield:

Reference is hereby made to that certain Credit Agreement dated as of February 22, 1993 (the "Credit Agreement") between Atlantis
Group, Inc. ("Borrower") and Heller Financial, Inc. ("Heller").
Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

     Pursuant to subsection 7.1 of the Credit Agreement, Borrower may only incur such Indebtedness as is specifically permitted in such subsection. Borrower has informed Heller that is in the process of obtaining secured bank financing for the purpose of purchasing the Aeroquip facility located in Elkhart, Indiana.
Without the express consent of Heller, such secured financing would violate the covenants set forth in subsection 7.1 and would create an Event of Default under the Credit Agreement.

Heller, in the exercise of its discretion as a prudent lender, hereby consents to Borrower obtaining the financing on a secured basis; provided, however, that the foregoing consent is specifically conditioned on the following terms and conditions:

1.   There shall be no Default or Event of Default of the Credit
     Agreement now existing; and

2. The amount of the secured financing shall not exceed $1.5 million.

     By receipt of this letter, Borrower acknowledges and agrees that the foregoing consent by Heller shall not be construed by it as a waiver of compliance with any other term or condition contained in the Credit Agreement nor as an agreement to forbear with respect to any other term or condition contained in the Credit
Agreement, other than as expressly set forth herein.

                                    Very truly yours,

                                    HELLER FINANCIAL, INC.

                                    /s/Andrew D. Marek
                                    Vice President
cc:  Albert Ricchio
     David M. Sherbin, Esq.













































                           EXHIBIT 10.34




                                    February 24, 1995

Atlantis Plastics, Inc.
f/k/a Atlantis Group, Inc.
2665 South Bayshore Drive
Miami, Florida 33133-5401

ATTN:  Craig Brumfield

     Re:  CONSENT AND WAIVER

Dear Mr. Brumfield:

     Reference is made to that certain Credit Agreement dated as of February 22, 1993 by and between Atlantis Plastics, Inc. f/k/a
Atlantis Group, Inc. ("Borrower") and Heller Financial, Inc.
("Heller") as Agent and as Lender as amended on March 28, 1994 and on August 15, 1994 ("all hereinafter referred to as the "Credit
Agreement").

     Borrower has requested that Heller consent to the Borrower and/or its subsidiaries entering into an equipment financing arrangement with General Electric Capital Corporation ("GECC") substantially consistent with that certain proposal letter to Trivest, Inc. from GECC dated February 2, 1995 (the "Transaction").

     Heller has considered Borrower's request and hereby consents to the Transaction and waives any and all defaults (if any) that may occur under the Credit Agreement arising solely from the Transaction. Heller's consent and waiver is expressly limited to the Transaction and is subject to the loan proceeds of the Transaction being wired to Heller to be applied against the Revolving Loan.

     If you have any questions, do not hesitate to contact me.



                                    HELLER FINANCIAL, INC.



                                    By:
                                    Title:

cc:  Peter Klein, Atlantis Plastics, Inc.

     Greenberg Traurig, Hoffman, Lipoff,
       Rosen & Quentel, P.A.
     1221 Brickell Avenue
     Miami, Florida 33131

















































                           EXHIBIT 10.35



                   LEASE WITH OPTION TO PURCHASE


PREAMBLE: This Lease with Option to Purchase is intended by the parties to substitute for the Interim Construction and Lease
Agreement between the City of Mankato and National Poly Products,
Inc. entered into on November 30, 1993. A copy of that Agreement is attached hereto for reference. As provided for therein, this document incorporates actual cost data and effective dates in place of estimates contained in the Interim Construction and Lease
Agreement. In the event of conflict between any of the terms of this document and the Interim Construction and Lease Agreement, the terms contained in this document shall govern.

PARTIES: The parties to this Agreement are the City of Mankato, a Minnesota municipal corporation ("City"), located in Blue Earth
County, Minnesota, and Atlantis Plastic Films, Inc., f/k/a National
Poly Products, Inc., a Delaware corporation with principal offices in Atlanta, Georgia ("Atlantis").

BACKGROUND: Atlantis is engaged in the business of manufacturing plastic-based products and is in need of additional manufacturing space within the City of Mankato.

          City owns real estate in the City of Mankato, Blue Earth
County, Minnesota, described as:

          All of Lots 2 and 3, Block 3, Eastwood Industrial Centre,

upon which it has constructed a prestressed concrete building of approximately 61,000 square feet suitable for Atlantis' needs.
Said building has been constructed specifically to Atlantis' specifications. The value of the building and the land upon which it is located total $2,430,000.00.

LEASE: City hereby leases to Atlantis, and Atlantis hereby takes from City, the real estate consisting of the land and building described above for an initial lease term of five years, beginning
August 1, 1994, and terminating July 31, 1999. Atlantis shall pay to City, for the leased real estate, a rental sum of $962,215.20, payable in equal monthly installments of $16,036.92 due and payable on the first of each month, beginning August 1, 1994.

          In addition to the monthly rental, Atlantis shall pay to City each month, as additional rent, an amount equal to 1/12 of the estimated real estate taxes on the leased real estate. Said amount shall be held by City in an escrow fund from which City shall pay, when due, all real estate taxes attributed to the leased real estate.

REPAIRS MAINTENANCE AND INSURANCE: Atlantis shall, at all times during the lease period, keep the property insured against fire, wind, hail or any other hazard in an amount sufficient to cover any replacement costs in the event of damage caused by such occurrences. Atlantis shall also carry premises liability insurance coverage in an amount not less than $1,000,000.00. Any insurance policy acquired by Atlantis must be submitted to City for its approval and must name City as an additional insured. All costs of insurance shall be borne by Atlantis.

          Atlantis shall also, at its own expense, keep the leased real estate in a state of good repair and maintenance and shall pay, when due, all charges for utilities serving the leased real estate. The City shall be responsible for all structural and mechanical maintenance and repairs that are not covered by insurance or warranty.

OPTION TO RENEW: Atlantis shall have the exclusive option, not assignable without the consent of City, to renew its lease of the leased real estate upon the same terms as for the initial lease period for two renewal periods of five years each. To exercise its option, Atlantis shall give notice to City of its intent to renew not less than 12 months prior to the expiration of the initial lease, or, in the case of the first renewal option, twelve months prior to the end of the first refusal option.

OPTION TO BUY: Atlantis shall have the right to acquire from City, and City shall be obligated to sell to Atlantis at any time during the initial lease period, the leased real estate at a price of $2,430,000.00, minus 50% of that portion of each rental payment that would be considered principal reduction, using 20 year amortization and a 5% interest rate. By way of illustration, the purchase price at the end of one year will be $2,393,704.19.
During the option periods, the percent of the lease payments that would be considered principal reduction would increase to 75% percent.

          There is hereby granted to Atlantis by City an option to acquire Lot 1, Block 3, Eastwood Industrial Centre, for a period of five years. The purchase price, in the event Atlantis exercises this option, shall be $81,160.00. During any lease renewal period, Atlantis may extend its option for additional one year periods for the payment of $1,000 per year, which payment shall be applied to the purchase price.

CONDITIONS OF GRANT: It is understood by Atlantis that a portion of the funds for construction of the building being leased by City to Atlantis was provided by the State of Minnesota Department of Trade and Economic Development under its Small Cities Development
Program, and that a condition of the grant made by said Department to the City is that the party receiving the benefits of such grant, Atlantis, comply with all requirements of the Department under the Small Cities Development Program. Atlantis thus agrees as follows:

          (a)  LOBBYING.  Atlantis will not use Small Cities
Development Program funds to pay any person for influencing or attempting to influence an officer or employee of a federal agency, a member of Congress, an officer or employee of Congress, or any employee of a member of Congress in connection with the awarding of any federal contract, the making of a federal grant, the making of a federal loan, the entering into of any cooperative agreement, and the extension, continuation, renewal, amendment, or modification of any federal contract, grant, loan, or cooperative agreement. If
Atlantis uses nonfederal funds to conduct any of the aforementioned activities, the grantee must complete and submit Standard Form LLL, "Disclosure Form to Report Lobbying".

          (b) EMPLOYMENT OBJECTIVE. Atlantis agrees to take affirmative action to ensure that 100 permanent jobs will be created by its occupancy of the leased premises, of which, at a minimum, 51% shall be held by low and moderate income individuals.
Atlantis agrees that the above job requirements shall be completed by December 31, 1995.

          (c) EMPLOYMENT DOCUMENTATION. Atlantis shall complete and provide to the City notification of employment semiannually of hiring each new employee. This notification requirement will not be necessary after December 31, 1995, provided the employment objective set forth above has been met. In addition, Atlantis agrees to provide verification that jobs are available to persons of low and moderate income by documenting that once the jobs are filled, at least 51% of the persons hired are low and moderate income families, as per Section 8 Income Guidelines.

          (d) JOB CREATION DOCUMENTATION. Atlantis shall include job creation information in each semiannual progress report. This information shall be provided by Atlantis and must include:

               (i)     jobs created;
               (ii)    job title per job; and
               (iii)   date employees hired.

          (e)  FIRST SOURCE EMPLOYMENT REFERRAL AGREEMENT.
Atlantis agrees to list any vacant or new positions with the job services of the Commissioner of Job Services or a local service unit operated by a county or counties operating under a joint powers agreement, one or more cities of the first class operating under a joint powers agreement, or a city of-the first class.

          (f)  PROVISIONS OF MONITORING INFORMATION RELATED TO
PROJECT PROGRESS. Atlantis shall provide to the City information for incorporation into progress reports, as required by the Department of Trade and Economic Development as needed by the City, to monitor project implementation for compliance with grantor and local guidelines.

          (g)  NONDISCRIMINATION.  The provisions of Minnesota
Statutes Section 181.59, which relate to civil rights and discrimination, shall be considered a part of this Agreement as though wholly set forth herein.

REMEDIES: In the event of breach of any condition of the terms of the lease entered into between City and Atlantis, City shall have the right to declare this lease terminated and reenter the leased real estate, but by so doing, it will not give up any rights to collect from Atlantis all rents for the remainder of the lease term. City shall further have available to it all remedies of a landlord under Minnesota law. The lease will not be terminated by City for a monetary default without 10 days written notice to Atlantis. For non-monetary defaults, it will not be terminated for 30 days following written notice to Atlantis, unless the default is one that will reasonably require more than 30 days to cure. In such case, the parties will diligently pursue the cure using as much time as is reasonable to cure. Failure to comply with the conditions of the grant, breach of the representations and warranties below, failure to obtain workers compensation insurance, and failure to comply with Minnesota state tax law, shall not be deemed defaults hereunder.

NOT ASSIGNABLE: This lease between City and Atlantis shall not be assignable by Atlantis without the written consent of City. City shall not unreasonably withhold its consent.

REPRESENTATIONS AND WARRANTIES: Atlantis warrants and represents, in connection with the Small Cities Development Program grant and for the benefit of the Commissioner of the Department of Trade and Economic Development and the City that:

          (a) The representations, statements, and 7 other matters provided by Atlantis relating to those activities of the project to be completed by Atlantis which were contained in the application for the grant, were true and complete in all material respects as of the date of submission to the City and that such representa-tions, statements, and other matters are true as of the date of this Agreement.

          (b) To the best of Atlantis' knowledge, no member, officer, or employee of the City or its designees or agents, no consultant, member of the governing body of the City, and no other public official of the City, who exercises or has exercised any functions or responsibilities with respect to the construction of the building and its lease by Atlantis during his or her tenure shall have any interest, direct or indirect, in any contract or subcontract, or the proceeds thereof, for work to be performed in connection with the construction and lease or in any activity, or benefit therefrom, which is part of this project.

          (c) Atlantis acknowledges that the Commissioner, in selecting the City as recipient of the grant, relied in material part upon the assured completion of the project to be carried out by Atlantis, and Atlantis assures the City that its obligations will be carried out by it.

          (d) Atlantis warrants that to the best of its knowledge, it has obtained all federal, state, and local governmental approvals, reviews, and permits required by law to be obtained in connection with the project.

          (e) Atlantis warrants that it shall keep and maintain books, records, and other documents relating directly to its obligations under this Lease and Purchase Agreement and that any duly authorized representative of the Commissioner shall, at all reasonable times, have access to and the right to inspect, copy, audit, and examine all such books, records, and other documents of Atlantis until its obligations have been fulfilled.

          (f) Atlantis warrants that it has fully complied with all applicable state and federal laws pertaining to its business and will continue said compliance throughout the terms of this lease. If, at any time, notice of noncompliance is received by Atlantis, it agrees to take any necessary action to comply with the state of federal law in question.

WORKERS' COMPENSATION INSURANCE: Atlantis has obtained workers' compensation insurance as required by Minnesota Statutes, 1982,
Section 176.181, Subd. 2. Atlantis' workers' compensation insurance information is as follows:

          (a)  Company Name:  LIBERTY MUTUAL

          (b)  Policy Number:  WA2-151-273391-015

          (c)  Local Agent:  LIBERTY MUTUAL - MINNEAPOLIS

BUSINESS WITH THE STATE OF MINNESOTA/STATE TAX LAWS: Atlantis acknowledges that it is required by Minnesota Statutes, 1982,
Section 270.66, to provide its Minnesota tax identification number if it does business with the State of Minnesota. This information may be used in the enforcement of federal and state tax laws.
Supplying these numbers could result in an action to require it to file state tax returns and pay delinquent state tax liabilities.
Atlantis acknowledges that these numbers will be available to federal and state tax authorities and state personnel involved in the payment of state obligations.

          Minnesota Tax ID:  464-52-90

          Federal Employer ID:  41-1445891

FORUM FOR DISPUTES: In the event disputes arise under this Agreement, said disputes shall be submitted to binding arbitration in Mankato, Minnesota, under the Commercial Arbitration Rules of the American Arbitration Association and any judgment rendered by the arbitrator may be entered into district court. In the event litigation is necessary for the enforcement of any right or obligation, the same shall be brought in District Court, Blue Earth
County, Minnesota.

     IN WITNESS WHEREOF, the parties have signed the day and year appearing below.

                                    CITY OF MANKATO


                                    By:
                                            Its City Manager


                                    ATLANTIS PLASTIC FILMS, INC.


                                    By:
                                       Its:


STATE OF MINNESOTA     )
                       ) ss.
COUNTY OF BLUE EARTH   )

     The foregoing instrument was acknowledged before me this of January, 1995, by William A. Bassett, the City Manager of the
City of Mankato, a Minnesota municipal corporation, on behalf of said corporation.



Notary Public                                    (SEAL)


STATE OF GEORGIA       )
                       ) ss.
COUNTY OF COBB         )

     The foregoing instrument was acknowledged before me this
day of March, 1995, by                                  , the
                              of Atlantis Plastic Films, Inc., a
corporation, on behalf of said corporation.



Notary Public                                    (SEAL)





































                           EXHIBIT 11.1

             ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                 CALCULATION OF EARNINGS PER SHARE
       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





Primary:
                               1994       1993       1992

Shares outstanding:
  Weighted average out-
    standing                7,066,512  7,291,364   7,311,173
  Share equivalents           443,468    408,376      43,963
   Adjusted outstanding     7,509,980  7,699,740   7,355,136


Net income available to
  common shareholders:
   Net income              $6,366,130 $3,894,742  $5,774,924
   Less - preferred
    stock dividend           (145,000)  (145,000)   (145,000)


Net income available to
  common shareholders      $6,221,130 $3,749,742  $5,629,924


Income per common share    $     0.83 $     0.49  $     0.76






















Fully Diluted(1)
                               1994       1993       1992

Shares outstanding:
  Weighted average out-
    standing                7,066,512  7,291,364   7,311,173
  Share equivalents           452,710    423,067     297,313
   Adjusted outstanding     7,519,222  7,714,431   7,608,486


Net income available to
  common shareholders:
   Net income              $6,366,130 $3,894,742  $5,774,924
   Less - preferred
    stock dividend           (145,000)  (145,000)   (145,000)


Net income available to
  common shareholders      $6,221,130 $3,749,742  $5,629,924


Income per common share    $     0.83 $     0.49  $     0.74



(1) The conversion of preferred stock is not considered, as the dilutive effect was not material.


















                           EXHIBIT 13.1



Financial Highlights

(In thousands, except per share data)



Years Ended
December 31,         1994       1993      1992      1991       1990



Income Data

  Net Sales      $260,818   $220,163  $188,738   $177,685  $181,174

  EBITDA(A)        31,997     27,697    25,648     23,832    23,231

  Operating Income 22,373     19,536    18,346     16,909    16,232

  Interest Expense 13,213     13,111    15,127     16,979    18,304

  Income (Loss)
    From Continuing
    Operations      5,159      5,211     4,883     (4,838)
(689)

  Core Earnings
   (Loss)(B)        5,159      3,773     1,844        288
(509)


Per Share Data
  Continuing Opera-
   tions (Primary)(C)$.67       $.66      $.64      $(.69)
$(.11)
  Core Earnings      $.67       $.47      $.23      $ .02
$(.09)
  Cash Dividends
    Declared         $.10       $ --      $ --       $ --     $  --


Balance Sheet Data
  Working Capital$ 32,968   $ 22,857  $ 21,915   $ 12,995  $ 21,113
  Total Assets    211,521    170,968   172,647    178,651   179,126
  Long-term Debt,
   Net            127,374    102,174   102,274     95,078   124,411
  Total Debt      129,234    102,380   114,554    127,521   134,347
  Shareholders'
   Equity          40,422     35,133    30,566     23,918    13,980
  Capital Expendi-
   tures           16,448     10,241     6,487      2,832     5,185



(A) EBITDA represents income (loss) from continuing operations before interest, taxes, depreciation, and amortization.

(B) Core earnings (loss) represents income (loss) from continuing operations excluding litigation settlements and costs, net of tax.

(C) For 1992, fully diluted income per share from continuing operations was $.62.



















































               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

      Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, agricultural, automotive, recreational vehicle, residential window, and dairy industries. Its continuing operations consist of two primary operating segments: Atlantis Plastic Films manufactures polyethylene stretch film and a variety of custom film products, and Atlantis Molded Plastics manufactures products using three distinct technologies: injection molding, profile extrusion, and blowmolding.

      Discontinued operations in 1994 consist of the operations of Western Pioneer, the Company's California property-casualty insurance subsidiary. Prior to 1994, discontinued operations included both Western Pioneer and the Company's interest in Loewenstein Furniture Group, Inc. ("Loewenstein"). See Note 17 of Notes to the Company's Consolidated Financial Statements.

                 Results of Continuing Operations

      Sales, gross profit, operating income and core earnings for the years ended December 31, 1994, 1993, and 1992 were as follows:




(In thousands)
Years Ended December 31,              1994                1993
                                Amount   % Total    Amount   %
Total
Sales
Atlantis Plastic Films        $173,947      67%     $150,065    68%
Atlantis Molded Plastics        86,871      33%       70,098    32%
  Total                       $260,818     100%     $220,163   100%

                                Amount   % Sales    Amount   %
Sales
Gross Profit
Atlantis Plastic Films        $ 36,084      21%     $ 29,246    19%
Atlantis Molded Plastics        15,489      18%       14,157    20%
  Total                       $ 51,573      20%     $ 43,403    20%

                                 Amount   % Sales   Amount   %
Sales
Operating Income
Atlantis Plastic Films        $ 13,455       8%     $ 10,854     7%
Atlantis Molded Plastics         8,918      10%        8,682    12%
  Total                       $ 22,373       9%     $ 19,536     9%

Core Earnings(A)              $  5,159              $  3,773

(continued)


(In thousands)
Years Ended December 31,             1992
                                Amount   % Total
Sales
Atlantis Plastic Films        $134,429      71%
Atlantis Molded Plastics        54,309      29%
  Total                       $188,738     100%

                               Amount   % Sales
Gross Profit
Atlantis Plastic Films        $ 25,604      19%
Atlantis Molded Plastics        11,567      21%
  Total                       $ 37,171      20%

                               Amount   % Sales
Operating Income
Atlantis Plastic Films        $ 10,893       8%
Atlantis Molded Plastics         7,453      14%
  Total                       $ 18,346      10%

Core Earnings(A)              $  1,844


(A) Core earnings represent income from continuing operations excluding litigation settlements and costs, net of tax.


Comparison of Years Ended December 31, 1994 and 1993

     The Company's sales of $260.8 million were ahead of last year's by 18%, due to higher selling prices during 1994 resulting from increases in resin prices, and also due to increases in sales volume in both the film and injection molding operating units. In addition, 1994 sales include incremental sales volume resulting from added capacity created by the Company's recent capital expansion programs, and the contribution from the May 1994 acquisition of Advanced Plastics, Inc. ("Advanced"), an injection molder located in Warren, Ohio. (See Note 2 of Notes to the Company's Consolidated Financial Statements.)

     The 1994 increase in sales resulted in higher gross profit dollar levels compared to the same periods last year, while gross profit as a percentage of sales remained constant for the 1994 and 1993 periods. During 1994, gross profit equaled $51.6 million, or 20% of sales, compared to last year's gross profit of $43.4 million, also 20% of sales.

     For Atlantis Plastic Films, the 1994 gross profit percentage of 21% improved compared to last year's 19%, reflecting stronger profitability in the custom film unit resulting from improved plant efficiencies combined with lower scrap rates, which served to offset the margin pressure experienced as a result of the significant increase in resin prices during the period.

     The 1994 Atlantis Molded Plastics gross profit percentage of 18% decreased from last year's gross profit percentage of 20%. This decrease reflects lower injection molding profitability resulting from a variety of factors, including: (i) a higher level of tooling sales during 1994, which produced lower margins in comparison to the normal product line, (ii) additional expenses related to debugging costs of new tools, which were placed in service in late 1994, or will be placed in service in 1995, (iii) higher subcontracted and overtime labor costs due to the shortage of qualified labor resulting from this year's low national unemployment levels, (iv) unfavorable product mix, and (v) a decline in blow molding profitability due to ongoing competitive pricing pressures in the dairy plastic container markets.

     Selling, general and administrative expenses during 1994 totaled $29.2 million, or 11% of sales, compared to last year's selling, general and administrative expenses of $23.9 million, also 11% of sales.

     The dollar increase in selling, general and administrative expenses for 1994 reflects additional employees to support volume growth, a higher cost base in the injection molding unit, which includes the operating results of Advanced since May 1994, and higher commission costs in the stretch film unit resulting from increased sales volume.

     Operating income for 1994 of $22.4 million was 15% ahead of last year's operating income of $19.5 million.

     Despite the increase in indebtedness and interest rates during 1994, interest expense of $13.2 million was comparable to the $13.1 million in interest expense for 1993, primarily due to the Company's lower cost of capital resulting from the refinancing of substantially all of its indebtedness during the first quarter of 1993.

     The Company's effective tax rates during 1994 and 1993 were affected by nondeductible goodwill amortization.

     The Company's core earnings for 1994 of $5.2 million exceeded last year's core earnings of $3.8 million by 37%, due to higher operating income. Core earnings represent income from continuing operations excluding litigation settlements and costs, net of tax.

Comparison of Years Ended December 31, 1993 and 1992

     The Company's sales of $220.2 million during 1993 increased 17% over the $188.7 million posted during 1992. Atlantis Plastic Films sales of $150.1 million were 12% higher than 1992's $134.4 million, with substantially all of the increase from the stretch film unit. Sales for Atlantis Molded Plastics of $70.1 million during 1993 were 29% higher than the $54.3 million in 1992, due primarily to increased sales in the injection molding unit resulting from higher sales of appliance-related parts.The Company posted 1993 gross profit of $43.4 million, or 20% of sales, compared to $37.2 million, also 20% of sales during 1992. The Atlantis Plastic Films gross profit percentage remained constant for 1993 and 1992 at 19%, reflecting reduced operating profitability in the custom film unit during 1993, offset by stronger profitability in the stretch film unit. During 1992 and 1993, the custom film industry was characterized by severe competition and over-capacity, resulting in consolidation efforts and reduced profit margins. In order to restore profitability to prior historical levels, the custom film unit focused on increasing sales of higher margin, specialty films while reducing sales of lower margin, commodity-type film products.

     In the Atlantis Molded Plastics segment, the 1993 gross profit percentage fell below that posted during 1992 due to product mix in the injection molding unit, as well as lower sales prices and higher shipping costs in the blow molding units.

     The Company's selling, general and administrative expenses for 1993 equaled 11% of sales, compared to 10% of sales for 1992. The $5.0 million increase in selling, general and administrative expenses during 1993 was due to (i) higher commission costs within the stretch film unit resulting from increased sales volume, (ii) higher costs within the custom film unit related to its strategy of focusing on specialty film sales, and (iii) higher labor costs within the injection molding unit required to support higher volume.

     Operating income for 1993 of $19.5 million was 6% ahead of operating income for 1992, due primarily to higher stretch film and injection molding sales volume. The 1993 operating income percentage of 9% was lower than 1992's primarily due to lower custom film profitability.

     During 1993, Atlantis settled its Charter-Crellin litigation, with the Company receiving cash of $2.5 million, and recognizing a pre-tax gain of approximately $2.2 million, net of associated litigation expenses. During 1992, Atlantis settled certain litigation involving Ameriwood Industries and various related defendants, with the Company receiving $16.1 million in cash and recognizing a pre-tax gain of approximately $4.6 million. As part of the settlement, Atlantis conveyed to Ameriwood its shares of Ameriwood common stock (see Note 15 of Notes to Consolidated Financial Statements).

     The first quarter 1993 refinancing of substantially all of Atlantis' debt reduced interest expense during 1993 compared to 1992. Interest expense for 1993 was also reduced as a result of the reduction in revolving credit borrowings since the completion of the refinancing, as well as declining interest rates. Total debt at December 31, 1993 of $102.4 million was $12.2 million lower than total debt at December 31, 1992. Interest expense for 1993 of $13.1 million was $2.0 million lower than 1992 interest expense of $15.1 million.

     The Company's effective tax rates during 1993 and 1992 were affected by nondeductible goodwill amortization. Throughout 1992 and during the first quarter of 1993 (periods prior to the refinancing), the effective tax rates were also affected by tax-free interest income.

     The extraordinary losses of $4.6 million in 1993 and $433,000 in 1992 related to debt extinguishments and represented redemption premiums and the write-off of deferred loan fees and unamortized discounts. (See Note 7 of Notes to the Company's Consolidated Financial Statements.)

     The Company's 1993 core earnings of approximately $3.8 million were more than double the previous year. The 1993 increase was primarily attributable to higher operating income and lower interest expense.

Results of Discontinued Operations

Western Pioneer
Comparison of Years Ended December 31, 1994 and 1993

     Western Pioneer's 1994 income totaled $1.2 million, compared to 1993's $881,000. Losses and loss adjustment expenses during 1994 of $14.9 million equaled 68% of premiums earned, compared to 72% during 1993. The decrease is primarily due to improved collections of salvage and subrogation, combined with an increase in the 1994 estimate of salvage and subrogation receivable.

     During October 1994, the Company announced that the previously disclosed agreement for the sale of Western Pioneer to an insurance company based in Seattle, Washington had terminated by its terms. The Company expects to dispose of Western Pioneer during 1995, and has engaged an outside broker to assist it in pursuing potential sale opportunities. In this connection, a selling memorandum was prepared and distributed to potential buyers. The Company has received expressions of interest from several parties; however, no arrangement or understanding exists for a sale at the present time.

Comparison of Years Ended December 31, 1993 and 1992

     Western Pioneer's 1993 income totaled $881,000 compared to 1992's $569,000. The 1992 results included the effects of the settlement of Western Pioneer's Proposition 103 rollback liability with the California Department of Insurance.

     This settlement resulted in an after-tax charge to Western Pioneer's 1992 results of approximately $900,000, net of the effects of a gain on the sale of a portion of Western Pioneer's investment portfolio, which was sold in order to offset a portion of the Proposition 103 liability. Excluding the net Proposition 103 charge, Western Pioneer's 1992 income from discontinued operations would have approximated $1.5 million. The 1993 decline in income for Western Pioneer was primarily attributable to higher losses and loss adjustment expenses.

     Losses and loss adjustment expenses during 1993 of $13.1 million equaled 72% of premiums earned, compared to 68% during 1992. The increase was primarily due to a larger number of claims reported during 1993.

WinsLoew Investment

     In October 1993, Atlantis sold a portion of its stock in Loewenstein as part of an initial public offering. The sale resulted in an after-tax gain of approximately $1.9 million, including approximately $600,000 related to the Company's write-up of its remaining investment in Loewenstein, based upon the difference between the post-offering book value per share of Loewenstein and the carrying value of Atlantis' remaining investment.

     The Loewenstein initial public offering reduced Atlantis' investment in Loewenstein from 49% to approximately 20%. On February 14, 1994, Loewenstein acquired New West Industries, Inc. for stock, the issuance of which diluted Atlantis' ownership of Loewenstein to approximately 18%. During December 1994, Loewenstein and another furniture manufacturer were merged into WinsLoew Furniture, Inc. ("WinsLoew"), and Atlantis' ownership interest decreased to approximately 10% of WinsLoew's outstanding shares. The Company's interest is subject to further reduction to approximately 9% in the event that certain stock options are exercised. The Company began accounting for this investment under the cost method in 1994.

Liquidity and Capital Resources

     Management believes that (i) funds generated from continuing operations, (ii) funds generated from the 1995 financing of equipment as described below, and (iii) funds available under its revolving credit facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements (principally inventory and accounts receivable), and commitments for capital expenditures for the foreseeable future.

     The Company's working capital at December 31, 1994 increased to $33.0 million, compared to $22.9 million at December 31, 1993, as described below. The Company's cash and equivalents totaled $1.4 million at December 31, 1994, compared to $2.2 million at December 31, 1993. At December 31, 1994, the Company had approximately $129.2 million of outstanding indebtedness and $7.1 million of additional availability under the revolving credit facility based on eligible collateral.

Cash Flows From Operating Activities

     Net cash provided by operating activities was $2.0 million during 1994, compared to $16.6 million during 1993. Accounts receivable and inventories increased by $10.9 million and $5.6 million, respectively, during 1994, primarily due to the effects of significant resin price increases during the year, and also due to increased sales volume in the stretch film and injection molding units.

     Accounts payable and accrued expenses increased by $5.3 million during 1994 due to an increase in tooling construction activity for the injection molding unit, with longer duration payment terms for tooling vendors, and the effects of the resin price increases during 1994.

Cash Flows From Investing Activities

     Net cash used in investing activities was $28.3 million during 1994, compared to $6.4 million last year. Capital expenditures totaled $16.4 million, compared to $10.2 million for 1993. This increase is due to capital expansion programs, as well as maintenance capital expenditures, principally in the film and injection molding units. New stretch film production lines have been installed in Atlantis Plastic Films, and productivity improvements are being implemented for stretch and custom films.
In Atlantis Molded Plastics, the injection molding capital expenditures include equipment additions, as well as plant expansions, in order to provide continued support for this unit's volume growth.

     During May 1994, the Company utilized borrowings from its revolving credit facility to acquire Advanced for approximately
$12.4 million (see Note 2 of the Company's Notes to Consolidated
Financial Statements).

Cash Flows From Financing Activities

     Net cash provided by financing activities was $25.5 million during 1994, compared to net cash used in financing activities of $21.4 million for 1993. Net borrowings on the revolving credit facility of $21.6 million were used to fund the acquisition of Advanced, working capital needs, and the capital programs mentioned above. In addition, borrowings of $5.8 million were used to finance a portion of the film manufacturing equipment acquired during the year.

     During the first quarter of 1995, the Company also borrowed approximately $4.8 million to finance equipment acquired during 1994, and established additional borrowing facilities to finance up to $15 million of equipment purchases during 1995 and through May 1996.

     Approximately $729,000 was used in the first quarter of 1994 as part of the common stock share repurchase program initiated during 1993. The Company also used $852,000 for dividends on common and preferred stock.

Accounting Pronouncements

     As discussed in Note 5 of Notes to the Company's Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. This Standard addresses the accounting and reporting for investments in equity securities that have readily determinable fair value and for all investments in debt securities. The adoption of this Standard increased shareholders' equity by approximately $1,020,000, net of tax, as of January 1, 1994 and decreased shareholders' equity by approximately $284,000, net of tax, as of December 31, 1994.

Management's Responsibility for Financial Reporting

     The Company's management is responsible for the preparation of the financial statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this Annual Report. In preparing the financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

     Management maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's policies for conducting its business. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Company is subject. The internal controls process is continuously monitored by direct management review.

     The Board of Directors, through its Audit Committee, is responsible for determining that management fulfills its responsibility with respect to the Company's financial statements and the system of internal accounting controls.

     The Audit Committee, comprised solely of directors who are not officers or employees of the Company, meets periodically with representatives of management and the Company's independent accountants to review and monitor the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent accountants have full and free access to the Audit Committee.


/s/ Anthony F. Bova  /s/ Paul Rudovsky
Anthony F. Bova      Paul Rudovsky
President and        Executive Vice President
Chief Executive      Finance and Planning
 Officer

Report of Independent Accountants

     To the Board of Directors and Shareholders of Atlantis
Plastics, Inc.:

     We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                           /s/ Coopers & Lybrand
L.L.P.
                                           Coopers & Lybrand L.L.P.
                                           Miami, Florida
                                           February 6, 1995



Consolidated Income Statements




Years Ended December 31,            1994           1993
1992

Net sales                      $260,818,018    $220,163,453
$188,738,479
Cost of sales                   209,245,165     176,760,274
151,567,533
  Gross profit                   51,572,853      43,403,179
37,170,946

Selling, general and
  administrative expenses        29,199,663      23,867,112
18,825,106
  Operating income               22,373,190      19,536,067
18,345,840

Interest income                     135,074         480,749
 853,994
Income related to litigation
  settlements, net of costs            -          2,212,486
4,604,306
Interest expense                (13,212,867)    (13,111,210)
(15,126,830)
  Income from continuing
    operations before income
    taxes                         9,295,397       9,118,092
8,677,310

Income tax provision             (4,136,097)     (3,906,880)
(3,897,480)
Minority interests in
  operations                           -               -
 103,330
  Income from continuing
    operations                    5,159,300       5,211,212
4,883,160

Income from discontinued
  operations, less applicable
  taxes                           1,206,830       1,442,176
1,324,769
Gain on Loewenstein stock
  transactions, less applicable
  taxes                                -          1,884,237
    -
  Income before extraordinary
    items                         6,366,130       8,537,625
6,207,929

Extraordinary loss on early
  extinguishment of debt, net          -         (4,642,883)
(433,005)
  Net income                   $  6,366,130    $  3,894,742    $
5,774,924

Income Per Common Share
  Primary:
    Continuing operations      $        .67    $        .66    $
     .64
    Discontinued operations             .16             .19
     .18
    Gain on Loewenstein
      stock transactions                  -             .24
       -
      Income before
        extraordinary items             .83            1.09
     .82
    Extraordinary items, net              -            (.60)
    (.06)
        Net income             $        .83     $       .49    $
     .76

  Fully diluted:
    Continuing operations      $        .67     $       .66    $
     .62
    Discontinued operations             .16             .19
     .17
    Gain on Loewenstein
      stock transactions                  -             .24
       -
      Income before
        extraordinary items             .83            1.09
     .79
    Extraordinary items, net              -            (.60)
    (.05)
        Net income             $        .83     $       .49    $
     .74

    Weighted average number of
      shares used in computing
      income per share:
        Primary                   7,509,979       7,699,740
7,355,136
        Fully diluted             7,519,222       7,714,431
7,608,486


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Consolidated Balance Sheets




Years Ended December 31,                  1994            1993
Assets
Cash and equivalents                  $ 1,432,567   $ 2,170,060
Accounts receivable, less allowances for
  doubtful accounts of $761,000 in 1994
  and $561,000 in 1993                 36,584,996    24,655,150
Inventories                            22,854,778    16,651,066
Other current assets                    6,353,248     4,317,130
Current assets                         67,225,589    47,793,406
Property and equipment, net            61,255,540    48,402,486
Investment in WinsLoew Furniture, Inc. stock5,096,722         -
Net assets of discontinued operations   9,378,506    13,287,226
Goodwill, net of amortization          63,466,653    55,785,146
Other assets                            5,098,953     5,699,736
                                    $ 211,521,963  $170,968,000

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses$ 32,398,197  $ 24,730,805
Current portion of long-term debt       1,859,821       205,867
Current liabilities                    34,258,018    24,936,672
Long-term debt, net                   127,374,389   102,173,744
Deferred income taxes                   7,841,678     6,384,857
Other liabilities                       1,625,530     2,339,538
Total liabilities                     171,099,615   135,834,811

Commitments and contingencies (Notes 15 and 16)

Shareholders' equity:
Series A convertible preferred stock, $1.00 par
 value, 20,000 shares authorized, issued and
 outstanding in 1994 and 1993           2,000,000     2,000,000
Class A common stock, $.10 par value,
 20,000,000 shares authorized, 4,082,437 and
 4,012,576 shares issued and outstanding in
 1994 and 1993, respectively             408,244        401,258
Class B common stock, $.10 par value, 7,000,000
 shares authorized,3,002,363 and 3,358,272
 shares issued and outstanding in 1994 and
 1993, respectively                      300,236        335,827
Additional paid-in capital             6,781,206      7,998,439
Unrealized holding losses, net of tax   (284,219)             -
Retained earnings                     31,216,881     25,702,321
                                      40,422,348     36,437,845

Less:
Treasury stock at cost, 237,293 Class A and B
 common shares in 1993                          -    (1,304,656)
Total shareholders' equity, net        40,422,348    35,133,189
                                    $ 211,521,963  $170,968,000


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity




Years Ended                  Series A        Class A      Class B
December 31, 1994,           Convertible     Common       Common
1993 and 1992                Preferred Stock Stock        Stock

BALANCE,
December 31, 1991          $ 2,000,000    $ 367,862     $ 369,223

Net income                           -            -             -
Minority interest transactions       -            -             -
Dividends on preferred stock         -            -             -
Conversions of Class B common
  stock                              -       30,996       (30,996)
Re-issuance of 120,400 Class A
  common treasury shares             -            -             -

BALANCE,
December 31, 1992            2,000,000      398,858       338,227

Net income                           -            -             -
Minority interest transactions       -            -             -
Dividends on preferred stock         -            -             -
Conversions of Class B common
  stock                              -        2,400        (2,400)
Exercise of stock options            -            -             -
Acquisition of 185,878 Class A
  and B common treasury shares       -            -             -

BALANCE,
December 31, 1993           2,000,000       401,258       335,827

Adjustment to opening balance
  for change in method of
  accounting for investment
  securities, net of tax             -            -             -
Net income                           -            -             -
Dividends on preferred and
  common stock                       -            -             -
Conversions of Class B common
  stock                              -       31,661       (31,661)
Exercise of stock options,
  including tax benefit              -        4,143             -
Acquisition of 122,184 Class A
  common treasury shares             -            -             -
Cancellation of treasury shares      -      (28,818)       (3,930)
Adjustment of minority interest
  obligation                         -            -             -
Decrease in unrealized gain,
  net of tax                         -            -             -

BALANCE,
December 31, 1994          $ 2,000,000    $ 408,244     $ 300,236


(continued)


Years Ended                        Additional      Unrealized
December 31, 1994,                  Paid-In          Holding
 Retained
1993 and 1992                       Capital       Gains (Losses)
 Earnings

BALANCE,
December 31, 1991          $ 5,579,591    $       -   $16,322,655
Net income                           -            -     5,774,924
Minority interest transactions1,018,000           -             -
Dividends on preferred stock         -            -      (145,000)
Conversions of Class B common
  stock                              -            -             -
Re-issuance of 120,400 Class A
  common treasury shares      (481,600)           -             -

BALANCE,
December 31, 1992            6,115,991            -    21,952,579

Net income                           -            -     3,894,742
Minority interest transactions1,899,578           -             -
Dividends on preferred stock         -            -      (145,000)
Conversions of Class B common
  stock                              -            -             -
Exercise of stock options      (17,130)           -             -
Acquisition of 185,878 Class A
  and B common treasury shares       -            -             -

BALANCE,
December 31, 1993           7,998,439             -    25,702,321
Adjustment to opening balance
  for change in method of
  accounting for investment
  securities, net of tax             -   1,020,437              -
Net income                           -            -     6,366,130
Dividends on preferred and
  common stock                       -            -      (851,570)
Conversions of Class B common
  stock                              -            -             -
Exercise of stock options,
  including tax benefit        124,644            -             -
Acquisition of 122,184 Class A
  common treasury shares             -            -             -
Cancellation of treasury shares(1,823,477)        -             -
Adjustment of minority interest
  obligation                   481,600            -             -
Decrease in unrealized gain,
  net of tax                         -   (1,304,656)            -

BALANCE,
December 31, 1994          $ 6,781,206   $ (284,219) $ 31,216,881

(continued)


Years Ended                                          Total
December 31, 1994,                 Treasury       Shareholders'
1993 and 1992                        Stock          Equity

BALANCE,
December 31, 1991         $   (721,168) $ 23,918,163

Net income                           -     5,774,924
Minority interest transactions       -     1,018,000
Dividends on preferred stock         -      (145,000)
Conversions of Class B common
  stock                              -             -
Re-issuance of 120,400 Class A
  common treasury shares       481,600             -

BALANCE,
December 31, 1992             (239,568)   30,566,087

Net income                           -     3,894,742
Minority interest transactions       -     1,899,578
Dividends on preferred stock         -      (145,000)
Conversions of Class B common
  stock                              -             -
Exercise of stock options       45,265        28,135
Acquisition of 185,878 Class A
  and B common treasury shares(1,110,353) (1,110,353)

BALANCE,
December 31, 1993           (1,304,656)   35,133,189

Adjustment to opening balance
  for change in method of
  accounting for investment
  securities, net of tax             -     1,020,437
Net income                           -     6,366,130
Dividends on preferred and
  common stock                       -      (851,570)
Conversions of Class B common
  stock                              -             -
Exercise of stock options,
  including tax benefit        177,160       305,947
Acquisition of 122,184 Class A
  common treasury shares      (728,729)     (728,729)
Cancellation of treasury shares1,856,225           -
Adjustment of minority interest
  obligation                         -       481,600
Decrease in unrealized gain,
  net of tax                         -    (1,304,656)

BALANCE,
December 31, 1994           $        -  $ 40,422,348


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Consolidated Statements of Cash Flows




Years Ended December 31,                 1994          1993
   1992
Cash Flows From Operating Activities
Net income                     $6,366,130   $3,894,742   $5,774,924

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Minority interests                    -            -
(103,330)
  Depreciation                  7,820,556    6,508,786    5,708,977
  Amortization of goodwill      1,803,256    1,652,381    1,593,629
  Loan fee and other amortization 520,844      530,015    1,316,805
  Gain on disposal of fixed assets(67,622)           -
-
  Loss on early extinguishment of
    debt                                -    6,819,005      695,795
  Gain on Loewenstein stock
    transactions                        -   (2,939,312)
-
  Equity in earnings of Loewenstein     -     (868,393)
(1,144,241)
  Change in assets and liabilities,
    net of acquisitions of assets
    of business:
    Accounts receivable       (10,917,758)  (3,904,699)
(1,694,321)
    Inventories                (5,649,923)   2,449,928
(3,537,933)
    Other current assets       (2,027,752)  (1,852,101)     609,143
    Accounts payable and accrued
      expenses                  5,274,993    3,274,053
(193,503)
    Deferred income taxes         456,165    1,570,212      922,201
    Other liabilities            (232,408)    (926,344)
(536,123)
    Other, net                     96,087      209,505      262,783
  Effects of discontinued
    operations                 (1,393,908)     135,057      558,373
  Total adjustments            (4,317,470)  12,658,093    4,458,255
  Net cash provided by operating
    activities                  2,048,660   16,552,835   10,233,179

Cash Flows From Investing Activities
Proceeds from sale of Loewenstein
  stock                          122,335     4,683,836
-
Purchases of marketable securities      -            -
(4,030,000)
Proceeds from sale of marketable
  securities                            -    1,978,000    2,030,000
Proceeds from sale of fixed assets448,332            -
-
Decrease in Ameriwood investment        -            -   10,132,500
Capital expenditures          (16,448,002) (10,240,646)
(6,487,176)
Payments for acquisition of
  minority interests                    -            -
(579,400)
Payment for acquisition of assets
  of business                 (12,411,835)  (2,789,024)
-
Net cash (used in) provided by
  investing activities        (28,289,170)  (6,367,834)   1,065,924

Cash Flows From Financing Activities
Borrowings under revolving credit
  agreements                   37,590,865   18,636,409    8,300,000
Payments under revolving credit
  agreements                  (15,988,054) (34,036,409)
(6,775,000)
Payments on long-term debt, and
  repurchase of minority interest(524,353)(100,466,893)
(20,152,612)
Proceeds from issuance of
  long-term debt                5,776,141  100,000,000    5,331,523
Dividends paid on preferred and
  common stock                   (851,570)    (145,000)
(145,000)
Net distributions to minority
  shareholders                          -            -
(64,317)
Deferred financing costs                -   (4,256,730)
(956,925)
Purchases of treasury stock      (728,729)  (1,110,353)
-
Proceeds from exercise of stock
  options                         228,717       28,135
-
  Net cash provided by (used in)
    financing activities       25,503,017  (21,350,841)
(14,462,331)

Net decrease in cash and
equivalents(737,493)(11,165,840)(3,163,228)
Cash and equivalents at beginning of
  year                          2,170,060   13,335,900   16,499,128
Cash and equivalents at end of year$ 1,432,567$
2,170,060$13,335,900
Cash paid during the year for:
  Interest (net of amounts
    capitalized)              $12,611,565  $11,094,645  $13,873,639
  Income taxes                $ 4,300,080  $   616,425  $ 2,757,583

During 1994 and 1993, the Company
  purchased certain assets and
  assumed certain liabilities of
  Advanced Plastics, Inc. and
  United Plastic Products for
  $12,411,835 and $2,789,024,
  respectively.  Assets acquired,
  liabilities assumed and
  consideration paid for these
  acquisitions were as follows:
    Fair value of assets acquired$13,095,629$ 2,887,757  $
-
    Liabilities assumed          (683,794)     (98,733)  $
-
                              $12,411,835  $ 2,789,024   $
-


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


Notes to Consolidated Financial Statements

     Note 1.  Nature of Business and Summary of Significant
     Accounting Policies

     During May 1994, Atlantis Group, Inc. changed its name to Atlantis Plastics, Inc. ("Atlantis" or the "Company"), moved its state of incorporation from Delaware to Florida, and canceled its shares of Class A and Class B treasury stock then outstanding.

     Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, recreational vehicle, and dairy industries.

     Atlantis Plastic Films manufactures stretch films which are multilayer plastic films that are used principally to stretch-wrap pallets of materials for shipping or storage and custom film products which include high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and agricultural markets.

     Atlantis Molded Plastics employs three principal technologies, serving a wide variety of specific market segments: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural, and automotive products, (ii) a variety of standard and custom extruded parts (profile extrusion) that are incorporated into a broad range of consumer and commercial products, including plastic moldings, trims, channels, seals and gaskets that are used in recreational vehicles, residential doors and windows, office furniture, and retail store fixtures, and (iii) blow molded milk, juice, water and industrial containers in a variety of shapes and sizes.

     Discontinued operations in 1994 consist of the operations of Western Pioneer, the Company's California property-casualty insurance subsidiary. Prior to 1994, discontinued operations include both Western Pioneer and the Company's interest in Loewenstein Furniture Group, Inc. ("Loewenstein"). See Note 17.

     All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current year presentation.

     The following is a summary of the Company's significant accounting policies:

Cash and equivalents

     The Company classifies as cash and equivalents all highly liquid investments which present insignificant risk of changes in value and have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. The provisions for depreciation and amortization have been computed, using both straight-line and accelerated methods, over the estimated useful lives of the respective assets. Such useful lives generally fall within the following ranges: buildings and improvements - 15 to 30 years; office furniture and equipment - 5 to 10 years; manufacturing equipment - 5 to 30 years; and vehicles - 3 to 8 years.

     When assets are retired or otherwise disposed, the costs and accumulated depreciation are removed from the respective accounts, and any related profit or loss is recognized. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements are capitalized.

Goodwill

     Goodwill is being amortized on a straight-line basis over forty years from the date of the respective acquisitions. Accumulated amortization amounted to approximately $10,805,000 and $9,002,000 at December 31, 1994 and 1993, respectively. On a continual basis, the Company assesses the carrying value of goodwill in order to determine whether an impairment has occurred, taking into account both historical and forecasted results of operations.

Amortization

     Loan acquisition costs, related legal fees, and debt discount are amortized over the respective terms of the related debt utilizing the straight line and effective interest methods, as appropriate.

Federal income taxes

     The Company and its subsidiaries file consolidated Federal income tax returns. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to 1993, deferred taxes were computed in accordance with APB Opinion No. 11, "Accounting for Income Taxes," based on timing differences in the recognition of income and expense for financial reporting and for income tax purposes.

Per share data

     Primary earnings per share are computed by dividing net income after deduction of annual preferred dividend requirements, by the weighted average number of shares and dilutive share equivalents outstanding during each year. The Company's convertible preferred stock was determined not to be a common share equivalent in computing primary earnings per share (see Note 9). In computing fully diluted income per share, the assumed conversion of the convertible preferred stock was not material.


     Note 2.  Acquisition

     During May 1994, the Company purchased substantially all of the assets (excluding cash) and assumed all of the liabilities (excluding interest bearing indebtedness and other amounts due to the seller) of Advanced Plastics, Inc. ("Advanced"), an injection molder located in Warren, Ohio, for approximately $12.4 million. The Company also purchased real estate leased by Advanced and owned by the seller. The acquisition was funded with borrowings from the Company's revolving credit facility. The acquisition has been accounted for using the purchase method, and accordingly, the results of operations of Advanced have been included in the consolidated income statements since the date of the acquisition. The assets and liabilities of Advanced have been recorded at their estimated fair market values at the acquisition date. Total goodwill associated with this acquisition amounted to $9,485,000.

     The following table presents unaudited pro forma operating results for the Company for the years ended December 31, 1994 and 1993, as if the acquisition of Advanced had occurred on January 1, 1993. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition actually occurred on January 1, 1993, or of results that may occur in the future.




                                   1994         1993

Net sales                      $264,900,000 $230,513,000
Income from continuing operations 5,317,000    5,717,000       (A)
Net income                        6,524,000    4,400,000 (A, B, C)

Income per common share:
  Continuing operations               $ .69        $ .72       (A)
  Net income                          $ .85        $ .55 (A, B, C)
  Weighted average shares
    outstanding                   7,510,000    7,700,000


(A) 1993 includes income from litigation settlements, net of costs of $1,438,000, and net of tax ($.19 per share).
(B) 1993 includes an extraordinary loss on early extinguishment of debt of $4,644,000, net of tax ($.60 per share).
(C) 1993 includes a gain on the Loewenstein stock transaction of $1,884,000, net of tax ($.24 per share).


     Note 3.  Inventories

     Inventories at December 31, 1994 and 1993 consisted of the following:




                                    1994         1993

Raw materials                   $13,916,930  $ 8,363,024
Work in progress                    459,685      222,763
Finished goods                    8,478,163    8,065,279

  Total                         $22,854,778  $16,651,066



     Note 4.  Property and Equipment

     Property and equipment at December 31, 1994 and 1993 consisted of the following:




                                    1994         1993

Land                            $ 2,331,690  $ 2,250,275
Buildings and improvements       17,282,762   15,383,025
Office furniture and
  equipment                       4,852,594    4,147,973
Manufacturing equipment          79,434,752   61,927,669
Vehicles                            871,868    1,024,234
  Total                         104,773,666   84,733,176
Accumulated depreciation and
  amortization                  (43,518,126) (36,330,690)
  Net                          $ 61,255,540 $ 48,402,486



Note 5.   Investments in Debt and Equity Securities

     Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities",

which addresses the accounting and reporting for investments in equity securities that have readily determinable fair value and for all investments in debt securities.

     The Standard classifies investments into one of three categories: held-to-maturity, available-for-sale, or trading. Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities, not classified as either held-to-maturity securities or trading securities, are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value, and the amount of the write-down is included in earnings. The Company has classified all investments as available-for-sale.

     The adoption of this Standard impacted the accounting for Western Pioneer's investment portfolio and the Company's interest in WinsLoew Furniture, Inc. ("WinsLoew"), the successor by merger to Loewenstein, decreasing shareholders' equity by approximately $284,000, net of tax, as of December 31, 1994.

     The following table summarizes the cost and fair value of the Company's investments at December 31, 1994 based on quoted market prices:




                            Cost          Gains       Losses
Fair Value

WinsLoew Stock     $ 4,506,557   $ 590,165 $         - $ 5,096,722
Western Pioneer
  Investment Portfolio:
    State, municipal
    and political
    subdivision bonds20,537,093          -     894,237  19,642,856
  Preferred stock    1,964,063           -     126,563   1,837,500
    Total          $27,007,713   $ 590,165 $ 1,020,800 $26,577,078


     In light of the present federal securities law restrictions associated with the disposal of WinsLoew stock, pursuant to SFAS No. 115 only the portion of the stock that could be reasonably disposed of within one year is considered to have a readily determinable fair value. However, without taking into consideration present federal securities law restrictions, the pre-tax unrealized gain on WinsLoew stock equaled $1,435,000 at December 31, 1994.

     The amortized cost and fair value, respectively, of debt securities at December 31, 1994, by contractual maturity, due after one year through five years, are $1,494,000 and $1,493,000; due after five years through ten years, are $19,043,000 and $18,150,000, totalling $20,537,000 and $19,643,000.


     Note 6.  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following at December 31, 1994 and 1993:




                                     1994            1993

Accounts payable                 $ 16,991,936    $ 11,208,877
Accrued interest                    4,166,415       4,199,225
Accrued compensation, vacation
  and profit sharing                4,188,067       2,800,782
Customer deposits and commissions     693,246         470,015
Income taxes payable                  572,022       1,336,935
Accrued construction in
  progress                          1,898,695         923,978
Other                               3,887,816       3,790,993
  Total                          $ 32,398,197    $ 24,730,805



     Note 7.  Long-term Debt

     Long-term debt consisted of the following at December 31, 1994 and 1993:




                                       1994            1993

Senior notes                      $100,000,000    100,000,000
Revolving credit facility           21,602,811              -
Other senior and subordinated
  indebtedness                       7,631,399      2,379,611
  Total long-term debt             129,234,210    102,379,611
Current portion                     (1,859,821)      (205,867)
  Long-term debt, net             $127,374,389  $ 102,173,744



     During the first quarter of 1993, the Company refinanced substantially all of its existing indebtedness through a $100 million, 11% Senior Note offering due February 15, 2003 (the "Notes"), and borrowings under a $30 million revolving credit facility which matures in 1998. During 1993, an extraordinary loss of $4.6 million was recorded related to debt extinguishments, representing redemption premiums and the write-off of deferred loan fees and unamortized discounts.

     The Notes are senior unsecured obligations of the Company, with the Company's plastics subsidiaries guaranteeing the payment of principal and interest. The Company's discontinued operation and investment in WinsLoew are generally not subject to the indenture, and the discontinued operation has not guaranteed any obligations under the Notes. The Notes may not be redeemed prior to February 15, 1998. On and after that date and until February 15, 2001, the Company may redeem all or any portion of the Notes at redemption prices ranging from 104.125% to 101.375% of the principal amount. After February 15, 2001, the Company may redeem all of any portion of the Notes at 100% of the principal amount. The Company must redeem $25 million of the Notes on February 15, 2001 and 2002, which will retire 50% of the Notes prior to maturity.

     Covenants relating to the Notes prohibit the Company from making certain payments or taking certain actions as described in the related indenture. Among other restrictions, the Company and its subsidiaries may not make certain restricted payments, including dividend payments, stock redemptions or repurchases, or investments in affiliates during the existence and continuation of an event of default under the Notes, or if immediately after giving effect to such restricted payment, certain net equity or other tests are violated. The Company and its subsidiaries are prohibited from incurring new debt or otherwise becoming directly or indirectly obligated with respect to any debt unless certain interest coverage ratio tests are met.

     Borrowings on the revolving credit facility are subject to a borrowing base formula which is based on eligible collateral (accounts receivable, inventories and fixed assets of the subsidiaries), and interest is computed using either LIBOR based rates plus 3%, or prime plus 1.5%, or a combination of both. At December 31, 1994, the unused availability on the revolving credit facility was $7,100,000. At December 31, 1994 the 30-day LIBOR rate and the prime rate were 6.1% and 8.5%, respectively.

     Under the terms of the revolving credit facility, the Company and its subsidiaries are required to, among other things, maintain certain financial ratios and minimum specified levels of net worth; refrain from paying dividends unless certain requirements are met; refrain from incurring additional indebtedness, or guaranteeing the obligations of others; and limit capital expenditures.

     The other senior and subordinated indebtedness outstanding at December 31, 1994 consists of industrial revenue bonds which were not refinanced in 1993, along with capitalized lease obligations entered into during 1993 and $5.8 million of equipment financings entered into during 1994. At December 31, 1994 and 1993, the weighted average interest rates on these borrowings were 7.8% and 6.5%, respectively.

     Scheduled maturities of indebtedness in each of the next five years are as follows:




1995           $  1,859,821
1996                913,986
1997                924,888
1998             22,496,433
1999                830,526
Thereafter      102,208,556

Total          $129,234,210


     Based on the quoted market price of the Notes, and the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of the Company's indebtedness at December 31, 1994 and 1993 was $123,334,000 and $107,380,000, respectively.


     Note 8.  Minority Interests

     In December 1992, the Company acquired the outstanding minority interest in Cyanede Plastics, Inc. ("Cyanede") for, among other things, 120,400 shares of treasury stock with a cost and
market value of $481,600.   In connection with this transaction,
the Company granted the former Cyanede minority shareholders the right to require the Company to repurchase such stock in 1995 at a specified formula price based on Cyanede's 1994 earnings, and established a liability of $481,600 to be utilized in the event that the repurchase provision was exercised. Based on the calculation of the formula price, the Company believes that the repurchase provision will not be exercised and accordingly, has reclassified the carrying value of the repurchase obligation to additional paid-in capital as of December 31, 1994.

     In November 1992, Atlantis acquired the Linear Films, Inc. ("Linear") minority interest and $7 million of the $20 million outstanding principal amount of Linear's subordinated debt for a cash payment of $7.3 million. In conjunction with the Company's 1993 refinancing, Atlantis acquired the remaining $13 million outstanding principal amount for a cash payment of $13.2 million. The Company allocated the cash payments between the debt and the minority interest based on the estimated fair values of each instrument. In this connection, extraordinary losses of $640,000 and $394,000, net of income taxes, were recognized in 1993 and 1992, respectively, related to the Linear debt extinguishment; and credits to additional paid-in capital of $1,900,000 and $1,018,000 were recognized in 1993 and 1992, respectively, related to the redemption of the Linear minority interest.


     Note 9.  Capital Stock

     Generally, the Class A Common Stock has one vote per share and the Class B Common Stock has ten votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining directors.

     Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common
Stock. Class A Common Stock is not convertible into shares of any other equity security.

     During February 1994, the Company's Board of Directors approved a 2.5 cents per share quarterly dividend program beginning in April 1994.

     As part of a share repurchase program initiated by the Company during 1993, 122,184 and 185,878 shares of Class A and B Common
Stock were repurchased during 1994 and 1993 at a total cost of approximately $729,000 and $1,110,000, respectively.

     Each share of Series A Convertible Preferred Stock has a liquidation preference of $100 and entitles the holder to an annual cumulative dividend, payable in equal semiannual installments, of $7.25. The shares of Series A Convertible Preferred Stock may be redeemed in whole or part through October 15, 1995 at the option of the Company for a price of $299.25 per share in 1995, plus any accrued but unpaid dividends. The holders of the Series A Convertible Preferred Stock have the right to elect one director of the Company in the event three or more dividend payments on the Series A Convertible Preferred Stock are in arrears.

     The Series A Convertible Preferred Stock is convertible at the option of the holder thereof into an aggregate of 205,074 shares of Class A Common Stock. The Company has the right to compel conversion of the Series A Convertible Preferred Stock, if the Class A Common Stock has a market value in excess of specified percentages (100.725% in 1995, decreasing to 100% in 1996) of the Series A Convertible Preferred Stock's conversion price. The current conversion price is $9.75.


     Note 10.  Income Taxes

     The income tax provision for the years ended December 31, 1994, 1993 and 1992 consisted of the following:




                                1994          1993          1992

Continuing operations        $4,136,103    $3,906,880   $3,897,480
Discontinued operations         330,880     1,319,815      193,595
Extraordinary loss                    -    (2,176,122)    (262,790)
Total                        $4,466,983    $3,050,573   $3,828,285
Current Federal income
  tax expense                $3,588,164    $2,056,125   $2,539,194

Deferred Federal income
  tax expense                   387,850       511,371      780,147
State income tax expense        490,969       483,077      508,944

Total income tax provision   $4,466,983    $3,050,573   $3,828,285


     The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate:




                               1994         1993       1992
Income tax at Federal
   income tax rate              34%          34%        34%
Nontaxable interest income      (3)          (3)        (4)
State income taxes                3            4          4
Amortization of goodwill          5            8          6
Other, net                        2            1          -
Effective tax rate              41%          44%        40%


     At December 31, 1994 and 1993, deferred tax assets and liabilities consisted of the following:




                                         1994            1993
Total deferred income taxes
  (credits), net:
Continuing operations                $ 6,730,540     $ 5,644,322
Discontinued operations                 (427,357)       (267,417)
                                     $ 6,303,183     $ 5,376,905
Deferred tax liabilities continuing
  operations:
Excess of tax over book basis of
  property and equipment             $ 6,763,257     $ 6,458,889
Excess of book over tax basis of
  investment in WinsLoew/Loewenstein   1,593,995       1,491,029
Other, net                                92,707          19,599
Deferred tax liabilities               8,449,959       7,969,517

Deferred tax assets - continuing operations:
Reserves and accrued expenses not yet
  deductible for tax purposes         (1,662,485)     (1,519,300)
Alternative minimum tax credit
  carryforwards                                -        (727,148)
Capitalized inventory costs              (56,934)        (78,747)
Deferred tax assets                   (1,719,419)     (2,325,195)

Deferred income taxes, net - continuing
  operations:                         $6,730,540      $5,644,322
Included in:
  Other current assets               $(1,111,138)      $(740,535)
  Deferred income taxes                7,841,678       6,384,857
                                      $6,730,540      $5,644,322


     In 1992, deferred income taxes (credits) resulted from timing differences in the recognition of income and expenses for financial reporting and income tax purposes. The tax effect of the principal timing differences for the year ended December 31, 1992 was as follows:




Depreciation                            $(80,751)
Consulting and legal expense             611,742
Restructuring charges                    205,000
Alternative minimum tax                  597,514
Proposition 103 settlement              (639,200)
Equity in undistributed earnings         389,041
Loss on debt extinguishment             (213,174)
Other, net                               (90,025)
                                       $ 780,147



     Note 11.  Stock Option Plans

     The Company's Stock Option Plans ("Option Plans") are designed to serve as an incentive for retaining qualified and competent employees, directors and agents. The Board of Directors of the Company administers and interprets the Option Plans and is authorized to grant options thereunder to approximately 30 persons who provide management related services to the Company, including officers and key employees of the Company and its subsidiaries, non-employee directors and Trivest, Inc. (See Note 14).

     Options may be granted under the Option Plans on such terms and at such prices as determined by the Board (or appropriate committee thereof); provided, however, that the exercise price of certain options will not be less than 90% of the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option shall be exercisable after the expiration of ten years from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution.

     The Option Plans also authorize the Company to make loans to optionees to exercise their options. Information with respect to the Option Plans is as follows:




                               1994         1993         1992

Options outstanding at 1/11,304,579    1,088,358      849,658
Granted                     125,500      273,167      238,700
Exercised                   (64,189)      (3,946)           -
Cancelled                    (3,571)     (53,000)           -
Options outstanding at 12/311,362,319  1,304,579    1,088,358
Option prices per share $1.00-$6.38  $1.00-$6.25  $1.00-$4.40
Exercise prices of shares
  exercised             $1.38-$5.63  $2.88-$3.38            -
Options exercisable at 12/31879,373      761,152      609,838
Options available for grant
  at 12/31                  624,546      746,475      966,642


     The terms of the Company's Disinterested Directors Stock Option Plan ("DSOP") are substantially identical to the terms of the Option Plans, except that the only class of persons eligible to receive options under the DSOP are directors of the Company who are not employees of the Company and are not directors or officers of Trivest, Inc. Information with respect to the DSOP is as follows:




                                1994          1993         1992

Options outstanding at 1/1   105,936       110,250      110,250
Exercised                     (9,240)       (4,314)           -
Options outstanding at 12/31  96,696       105,936      110,250
Option prices per share  $3.38-$4.40   $3.38-$4.40  $3.38-$4.40
Exercise prices of shares
  exercised                    $3.63   $3.38-$3.63            -
Options exercisable at 12/31  96,696       102,786       80,324
Options available for grant
  at 12/31                         -             -            -



     Note 12.  Business Segments

     The Company considers its continuing operations to comprise two segments: Atlantis Plastic Films and Atlantis Molded Plastics.

During 1994, 1993 and 1992, an Atlantis Molded Plastics customer accounted for approximately 13%, 15%, and 12%, respectively, of the Company's net sales. Summary data for 1994, 1993 and 1992 is as follows:




                           Atlantis       Atlantis
                           Plastic        Molded         Corporate
                           Films          Plastics

1994
Net sales               $173,947,000   $86,871,000    $          -
Operating income          13,455,000     8,918,000               -
Identifiable assets      124,557,000    67,172,000      19,793,000
Capital expenditures       9,702,000     6,687,000          59,000
Depreciation and amortization6,663,000   2,918,000         564,000

1993
Net sales               $150,065,000   $70,098,000    $          -
Operating income          10,854,000     8,682,000               -
Identifiable assets      106,257,000    43,649,000      21,062,000
Capital expenditures       6,475,000     3,729,000          37,000
Depreciation and amortization5,899,000   2,336,000         456,000

1992
Net sales               $134,429,000   $54,309,000    $          -
Operating income          10,893,000     7,453,000               -
Identifiable assets      104,538,000    37,895,000      30,214,000
Capital expenditures       2,042,000     4,436,000           9,000
Depreciation and amortization6,342,000   2,082,000         195,000

(continued)



                        Consolidated

1994
Net sales               $260,818,000
Operating income          22,373,000
Identifiable assets      211,522,000
Capital expenditures      16,448,000
Depreciation and amortization10,145,000

1993
Net sales                220,163,000
Operating income          19,536,000
Identifiable assets      170,968,000
Capital expenditures      10,241,000
Depreciation and amortization8,691,000

1992
Net sales               $188,738,000
Operating income          18,346,000
Identifiable assets      172,647,000
Capital expenditures       6,487,000
Depreciation and amortization8,619,000


Corporate assets consist primarily of cash and equivalents, the investment in
WinsLoew stock and net assets of discontinued operations.


     Note 13.  Profit Sharing and Retirement Plans

     Atlantis and certain of its subsidiaries have profit sharing and defined contribution retirement plans. Generally, such plans cover all employees who have attained the age of 21 and have at least one year of service. Contributions to the plans are determined by the individual companies' Boards of Directors on an annual basis. Related expenses applicable to continuing operations were approximately $1,067,000, $855,000 and $962,000 for the years ended December 31, 1994, 1993 and 1992, respectively.


     Note 14.  Related Parties

     A management agreement exists between the Company and Trivest, Inc. ("Trivest"). Trivest has certain common shareholders, officers and directors with the Company. Fees charged to expense under this agreement, including the portion related to discontinued operations, amounted to $399,000, $326,000 and $320,000 for the years ended December 31, 1994, 1993 and 1992, respectively. This agreement expires in December 1997. In addition to the above fees, Atlantis paid Trivest an acquisition fee of $405,000 relating to the May 1994 acquisition of Advanced.

     Atlantis shares office space with several related entities.
Rent expense, as well as certain non-direct general and administrative expenses, are allocated among Atlantis and these entities.


     Note 15.  Litigation

     The Company is, from time to time, involved in routine litigation. None of such litigation, in which the Company is presently involved, is believed to be material to its financial position or results of operations. Set forth below is a description of certain non-routine litigation which Atlantis or its subsidiaries were parties.

Charter-Crellin, Inc.

     In December 1989, Atlantis filed a complaint against Charter-Crellin, Inc., and certain related parties alleging fraud and misrepresentation relating to a July 8, 1988 stock purchase agreement between Atlantis and Charter-Crellin, Inc. This lawsuit was settled during January 1993, with Atlantis receiving $2.5 million in cash. All litigation relating to this claim has been dismissed.

Ameriwood

     During 1992, Atlantis settled certain litigation involving Ameriwood Industries and various related defendants. The Company received $16.1 million in cash and recognized a pre-tax gain of approximately $4.6 million. As part of the settlement, Atlantis conveyed to Ameriwood its shares of Ameriwood common stock.


     Note 16.  Commitments

     Atlantis and its subsidiaries lease various office space, buildings, transportation and production equipment with terms in excess of one year. Total expense under these agreements for the years ended December 31, 1994, 1993 and 1992 was approximately $2,150,000, $2,565,000 and $2,473,000, respectively.

     The total minimum rental commitments under operating leases at December 31, 1994 consisted of the following:




Year                 Amount

1995              $1,621,000
1996               1,282,000
1997                 882,000
1998                 553,000
1999                 432,000
Thereafter         1,283,000

Total             $6,053,000



     Note 17.  Discontinued Operations

     Discontinued operations in 1994 consist of the operations of Western Pioneer, the Company's California property-casualty insurance subsidiary. Prior to 1994, discontinued operations included both Western Pioneer and the Company's interest in Loewenstein.

     At December 31, 1993, the net assets of Western Pioneer and the investment in Loewenstein were presented as net assets of discontinued operations in the accompanying balance sheet, as follows:




Net assets of Western Pioneer                 $8,658,334
Investment in Loewenstein                      4,628,892
Net assets of discontinued operations        $13,287,226


     For the years ended December 31, 1994, 1993 and 1992, income associated with discontinued operations was as follows:




                                   1994            1993
1992

Western Pioneer           $1,206,630    $880,580    $568,837
Loewenstein                        -     561,596     755,932
  Income from discontinued
    operations, less applicable
    taxes                 $1,206,830  $1,442,176  $1,324,769
Gain on sale of
  Loewenstein stock       $        -  $1,285,061  $        -
Gain related to Loewenstein
  public offering                  -     599,176           -
Gain on Loewenstein stock
  transactions, less
  applicable taxes        $        -  $1,884,237  $        -


     The Company's interest in Loewenstein's net income represented 49% of the net income from January 1, 1992 to October 6, 1993; and 20% from October 7, 1993 to December 31, 1993.

WinsLoew Investment

     In October 1993, Atlantis sold a portion of its stock in Loewenstein as part of an initial public offering. The sale resulted in an after-tax gain of approximately $1.9 million, including approximately $600,000 related to the Company's write-up of its remaining investment in Loewenstein based upon the difference between the post-offering book value per share of Loewenstein and the carrying value of Atlantis' remaining investment.

     The Loewenstein initial public offering reduced Atlantis' investment in Loewenstein from 49% to approximately 20%. On February 14, 1994, Loewenstein acquired New West Industries, Inc. for stock, the issuance of which further reduced Atlantis' ownership of Loewenstein to approximately 18%. During December 1994, Loewenstein and another furniture manufacturer were merged into WinsLoew Furniture, Inc., and Atlantis' ownership interest decreased to approximately 10% of WinsLoew's outstanding shares. The Company's interest is subject to further reduction to approximately 9% in the event that certain stock options are exercised. In light of the foregoing transactions, the Company began accounting for this investment under the cost method in 1994.

     The following table provides 1993 and 1992 condensed income statement data for Loewenstein:




                          1993            1992

Net sales            $45,273,000     $40,124,000
Operating income       4,867,000       5,250,000
Net income             1,772,000       2,044,000


Western Pioneer

     During October 1994, the Company announced that the previously disclosed agreement for the sale of Western Pioneer to an insurance company based in Seattle, Washington had terminated by its terms. The Company expects to dispose of Western Pioneer during 1995, and has engaged an outside broker to assist it in pursuing potential sale opportunities. In this connection, a selling memorandum was prepared and distributed to potential buyers. The Company has received expressions of interest from several parties; however, no arrangement or understanding exists for a sale at the present time.

The Company believes that the ultimate sale proceeds will equal or exceed Western Pioneer's net assets.

     The following tables summarize operating results and specific balance sheet items of Western Pioneer, which have been segregated in the accompanying financial statements:




Years Ended December 31,        1994          1993           1992

Revenues
Insurance premiums
  earned                 $22,061,000   $18,062,000    $17,784,000
Interest and dividends     1,218,000     1,187,000      1,450,000
Other                         27,000        68,000         31,000
                          23,306,000    19,317,000     19,265,000
Expenses
Losses and loss adjustment
  expenses                14,946,000    13,065,000     12,149,000
Selling, general and
  administrative           6,660,000     5,540,000      5,415,000
Proposition 103 settlement         -             -      1,442,000
                          21,606,000    18,605,000     19,006,000
Operating income           1,700,000       712,000        259,000
Gain on sales of marketable
  securities                       -       183,000        555,000
Loss on demolition of
  building                  (151,000)            -              -
Interest expense             (11,000)      (56,000)      (440,000)
Income tax (provision) benefit(331,000)     42,000        195,000
Income from discontinued
  operations - Western Pioneer$1,207,000  $881,000       $569,000





As of December 31,                        1994           1993

Assets
Cash and equivalents                $1,363,000     $921,000
Receivables                          3,387,000    1,781,000
Marketable securities               21,480,000   21,116,000
Deferred policy acquisition costs    1,802,000    1,333,000
Property and equipment, net            792,000      824,000
Deferred income taxes                  427,000      267,000
Other assets                           521,000      766,000
Assets of discontinued operations   29,772,000   27,008,000

Liabilities
Unearned insurance premiums          7,542,000    5,419,000
Reserve for insurance losses
  and loss adjustment expenses      11,248,000   12,478,000
Other liabilities                    1,603,000      453,000
Liabilities of discontinued operations20,393,000 18,350,000
Net assets - Western Pioneer        $9,379,000   $8,658,000


Marketable securities

     The cost of marketable securities that individually exceeded ten percent of Western Pioneer's shareholder's equity as of December 31, 1994 and 1993 were as follows:


                                          1994           1993
Federal Home Loan Mortgage Corp.
  Preferred Stock                         $1,964,063     $1,964,063




A summary of net investment income for the years ended December 31, 1994, 1993 and 1992 is as follows:




                             1994            1993        1992
Interest on bonds      $1,006,000      $863,000  $1,108,000
Dividends on equity
  securities              148,000       148,000      74,000
Interest on short-term
  cash investments         64,000       176,000     268,000
  Total investment income1,218,000    1,187,000   1,450,000
Investment expense       (155,000)     (143,000)    (45,000)
Net investment income  $1,063,000    $1,044,000  $1,405,000



     The following table summarizes the gains and losses, net of applicable taxes, on investments in marketable securities for the years ended December 31, 1994, 1993, and 1992:



                           1994           1993           1992
Realized gains        $      -        $121,000      $366,000
Unrealized gains
  (losses)             (1,257,000)     598,000      (459,000)
Realized and unrealized
  gains (losses)      ($1,257,000)    $719,000      $(93,000)




Deferred policy acquisition costs

     Commissions, taxes and other policy acquisition costs are deferred and amortized over the policy periods in which the related premiums are earned. Amortization of deferred policy acquisition costs was $5,601,000, $4,862,000 and $4,339,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

Insurance premiums earned

     Insurance premiums written are earned ratably over the related policy term. Premiums written in 1994, 1993 and 1992 amounted to $24,184,000, $19,179,000 and $17,559,000, respectively, which were net of premiums ceded to the reinsurer amounting to $1,222,000, $823,000 and $698,000 in 1994, 1993, and 1992, respectively.

Reinsurance

     Under a reinsurance agreement, the maximum retention on any loss under insurance policies issued by Western Pioneer for all lines of business is $25,000 on losses occurring after September 1, 1993; $25,000 for all lines of business except comprehensive and collision on losses occurring between July 1, 1991 and August 31, 1993; and $20,000 on losses occurring prior to June 30, 1991, plus the pro rata share of loss adjustment expenses, not to exceed $5,000. Risks in excess of these limits are reinsured to applicable policy limits. Premiums ceded to the reinsurer, net of commissions received, aggregated $833,000, $518,000 and $454,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

     Reinsurance recoverable on paid losses aggregated approximately $185,000 and $342,000 at December 31, 1994 and 1993, respectively. The estimated amounts recoverable from the reinsurer that related to unpaid losses, aggregating approximately $274,000 and $265,000 at December 31, 1994 and 1993, respectively, have been deducted from the liability for insurance losses and loss adjustment expenses. A contingent liability exists with respect to reinsurance that would become an actual liability of Western Pioneer in the event that the reinsurer should be unable to meet the obligations it has assumed under the reinsurance agreement.

Dividends

     Insurance regulations generally limit Western Pioneer's dividends to net investment income.

Quarterly Financial Highlights



(In thousands, except per share amounts)1st Quarter   2nd Quarter
Quarterly Financial Data (Unaudited)1994    1993(B)  1994   1993
Net sales                        $54,128  $52,401  $63,543 $57,394
Gross profit                      10,733    9,782   12,588  11,475
Income from continuing operations    797    1,919    1,356   1,063
Core earnings (A)                    797      295    1,356   1,210
Net income (loss)                    785   (2,649)   1,490   1,608
Income from continuing operations
  per common share (primary)        $.10     $.26     $.18    $.13
Core earnings per share (primary) (A)$.10    $.04     $.18    $.11

(continued)


(In thousands, except per share amounts)3rd Quarter   4th Quarter
Quarterly Financial Data (Unaudited)1994    1993     1994   1993(C)
Net sales                       $69,563  $56,238  $73,584  $54,130
Gross profit                     12,940   11,056   15,312   11,090
Income from continuing operations 1,267    1,175    1,739    1,054
Core earnings (A)                 1,267    1,214    1,739    1,054
Net income (loss)                 1,626    1,730    2,466    3,206
Income from continuing operations
  per common share (primary)       $.16     $.15     $.23     $.13
Core earnings per share (primary) (A)$.16   $.11     $.23     $.13



(A) Core earnings represent income from continuing operations excluding litigation settlements and costs, net of tax.
(B) During the first quarter of 1993, a pre-tax gain of approximately $2.2 million was recognized resulting from the settlement of the Company's Charter-Crellin litigation, and a $4.6 million extraordinary loss was recorded related to the Company's refinancing of indebtedness.
(C) During the fourth quarter of 1993, a $1.9 million after-tax gain was recognized within discontinued operations from the Company's Loewenstein stock transactions.

Market for Common Stock

     The Company's Class A Common Stock trades on the American
Stock Exchange under the symbol "AGH". The Company had 244 shareholders of record as of January 31, 1995. The following table shows high and low sales prices for 1994 and 1993.




                                     1st Quarter      2nd Quarter
Quarterly Common Stock Data         1994    1993     1994   1993

High sales prices                 6 5/8    6 3/4   7 1/8   5 3/4
Low sales prices                  5 1/2    5       5 1/4   4 3/4

(continued)


                                     3rd Quarter      4th Quarter
Quarterly Common Stock Data         1994    1993     1994   1993

High sales prices                 6 5/8    6 3/4   6 1/8   6 1/2
Low sales prices                  5 7/8    4 7/8   5 1/2   5 1/4




     During February 1994, the Company's Board of Directors approved a 2.5 cents per share quarterly dividend program beginning in April 1994.
































                           EXHIBIT 22.1





       ATLANTIS PLASTIC FILMS, INC., a Delaware corporation

       ATLANTIS MOLDED PLASTICS, INC., a Florida corporation

          CYANEDE PLASTICS, INC., a Kentucky corporation

           PIERCE PLASTICS, INC., a Delaware corporation

         PLASTIC CONTAINERS, INC., an Alabama corporation

            RIGAL PLASTICS, INC., a Florida corporation

    WESTERN PIONEER INSURANCE COMPANY, a California corporation


































                           EXHIBIT 23.1

                CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Atlantis Plastics, Inc. on Form S-8 (Registration Nos. 33-25983 and 33-41012) of our report dated February 6, 1995 on our audit of the consolidated financial statements and financial statement schedules of Atlantis Plastics, Inc. as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992 which report is included in this Annual Report on Form 10-K.





COOPERS & LYBRAND L.L.P.





Miami, Florida
March 29, 1995