Form 10-Q
period 1995-03-31
ATLANTIS PLASTICS INC
filed 1995-05-15
CIK 811828

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995


                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to

          Commission File number 1-9487


                     ATLANTIS PLASTICS, INC.
     (Exact name of registrant as specified in its charter)


                   FLORIDA                        06-1088270
      (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)         Identification No.)

  2665 South Bayshore Drive, Suite 800, Miami, Florida   33133
  (Address of principal executive offices)           (Zip Code)

      (Registrant's telephone number, including Area Code)
(305) 858-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes   X  .  No    .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Class Shares          Outstanding at March 31, 1995

   A, $.10 par value              4,082,437
   B, $.10 par value              3,002,363




















































                     ATLANTIS PLASTICS, INC.

                        TABLE OF CONTENTS


                                                           Page No.


Part I.   Financial Information

          Consolidated Income Statements (Unaudited) for the three months ended March 31, 1995 and 1994

          Consolidated Balance Sheets (Unaudited)
          as of March 31, 1995 and December 31, 1994

          Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1995 and 1994

          Notes to Unaudited Consolidated Financial Statements

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations


Part II.  Other Information


               Item 1 - Legal Proceedings

               Item 6 - Exhibits and Reports on Form 8-K


Signatures















             ATLANTIS PLASTICS, INC AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)




                                           Three Months Ended
                                                March 31,
                                            1995         1994


Net sales                               $77,857,353  $54,127,967

Cost of sales                            63,687,318   43,394,650

      Gross profit                       14,170,035   10,733,317

Selling, general and administrative
   expenses                               8,697,853    6,167,958

      Operating income                    5,472,182    4,565,359

Interest expense                        (3,664,787)  (3,056,919)
Interest income                              60,223       30,600

      Income from continuing operations
      before income taxes                 1,867,618    1,539,040

Income tax provision                      (924,793)    (742,413)

      Income from continuing operations     942,825      796,627

Income (loss) from discontinued
   operations,less applicable taxes           8,086     (11,878)

      Net income                            950,911      784,749

Preferred stock dividends                  (36,250)     (36,250)

Income applicable to
   common shares and equivalents           $914,661     $748,499

INCOME PER COMMON SHARE:
   Continuing operations                      $0.12        $0.10
   Discontinued operations                     0.00         0.00

      Net income                              $0.12        $0.10

Weighted average shares outstanding       7,559,626    7,551,836


DIVIDENDS DECLARED PER COMMON SHARE           $0.03        $0.03

See accompanying notes to consolidated financial statements
(unaudited)













































            ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED  BALANCE  SHEETS
                           (Unaudited)



                                         March 31,  December 31,
                                           1995         1994
ASSETS

Cash and equivalents                     $1,366,714   $1,432,567
Accounts receivable, net                 37,267,700   36,584,996
Inventories                              26,711,137   22,854,778
Other current assets                      5,298,558    6,353,248

      Current assets                     70,644,109   67,225,589

Property and equipment, net              63,368,816   61,255,540
Investment in WinsLoew
   Furniture, Inc stock                   4,954,432    5,096,722
Net assets of discontinued operations     9,883,461    9,378,506
Goodwill, net of amortization            62,999,367   63,466,653
Other assets                              5,048,924    5,098,953


                                       $216,899,109 $211,521,963

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses   $28,736,044  $32,398,197
Current portion of long-term debt         2,454,894    1,859,821

      Current liabilities                31,190,938   34,258,018

Long-term debt, net of current portion  134,663,232  127,374,389
Deferred income taxes                     7,810,951    7,841,678
Other liabilities                         1,564,123    1,625,530

      Total liabilities                 175,229,244  171,099,615

Commitments and contingencies

Shareholders' equity:
   Series A convertible preferred
      stock, $1.00 par value, 20,000
      shares authorized, issued and
      outstanding in 1995 and 1994        2,000,000    2,000,000
   Class A common stock, $.10 par value,
      20,000,000 shares authorized,
      4,082,437 shares issued and
      outstanding in 1995 and 1994          408,244      408,244
   Class B common stock, $.10 par value,
      7,000,000 shares authorized,
      3,002,363 shares issued and
      outstanding in 1995 and 1994          300,236      300,236
   Additional paid-in capital             6,781,206    6,781,206
   Unrealized holding gains (losses),
      net of tax                            226,975    (284,219)
   Retained earnings                     31,953,204   31,216,881

      Total shareholders' equity         41,669,865   40,422,348


                                       $216,899,109 $211,521,963



See accompanying notes to consolidated financial statements
(unaudited)
































             ATLANTIS PLASTICS, INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                           Three Months Ended
                                                March 31,
                                            1995         1994


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $950,911     $784,749
   Adjustments to reconcile net income
      to net cash used in operating
      activities:
         Depreciation                     2,162,515    1,826,994
         Amortization of goodwill           476,616      403,365
         Loan fee and other amortization    134,826      127,472
      Changes in assets and liabilities:
         Accounts receivable              (682,704)  (1,803,350)
         Inventories                    (3,856,359)  (2,020,807)
         Other current assets             1,054,690      396,439
         Accounts payable               (3,662,153)  (5,503,474)
         Deferred income taxes               21,899      105,859
         Other liabilities                 (61,407)            0
         Other, net                        (71,533)      198,046
      Effects of discontinued operations    108,396     (24,171)

         Total adjustments              (4,375,214)  (6,293,627)

         Net cash used in operating
         activities                     (3,424,303)  (5,508,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                 (4,310,878)  (3,347,584)

      Net cash used in investing
      activities                        (4,310,878)  (3,347,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving
      credit agreements                  12,968,023   11,112,645
   Repayments under revolving
      credit agreements                (10,765,946)  (2,444,478)
   Payments on long-term debt             (241,183)     (51,159)
   Proceeds from issuance of
      long-term debt                      5,923,022            0
   Dividends on preferred and
      common stock                        (214,588)    (214,588)
   Purchases of treasury stock                    0    (702,656)
   Proceeds from exercise of
      stock options                               0       49,625

      Net cash provided by financing
         activities                       7,669,328    7,749,389

   Net decrease in cash and equivalents    (65,853)  (1,107,073)

   Cash and equivalents at beginning
      of period                           1,432,567    2,170,060

   Cash and equivalents at end
      of period                          $1,366,714   $1,062,987






See accompanying notes to consolidated financial statements
(unaudited)





























             ATLANTIS PLASTICS, INC AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (Unaudited)




                                           Three Months Ended
                                                March 31,
                                            1995         1994


Supplemental disclosures of cash flow information continuing operations:

   Cash paid during the period for:

      Interest                           $6,279,495   $5,681,774

      Income taxes                         $133,071   $1,351,300








See accompanying notes to consolidated financial statements
(unaudited)



















                     ATLANTIS PLASTICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. The accompanying unaudited consolidated financial statements of Atlantis Plastics, Inc. ("Atlantis" or the "Company"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet, included herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   Atlantis Plastic Films currently accounts for approximately two-thirds of the Company's net sales and consists of: (i) stretch films (multi-layer plastic films that are used principally to stretchwrap pallets of materials for shipping or storage), and
   (ii) custom film products (high-grade laminating films, embossed films and specialty film products targeted primarily to industrial and agricultural markets).

   Atlantis Molded Plastics currently accounts for approximately one-third of the Company's net sales and consists of three principal technologies, serving a wide variety of specific market segments: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, (ii) a variety of standard and custom extruded parts (profile extrusion) that are incorporated into a broad range of consumer and commercial products, including plastic moldings, trims, channels, seals and gaskets that are used in recreational vehicles, doors, residential windows, office furniture and retail store fixtures, and (iii) blow molded milk, juice, water and industrial containers in a variety of shapes and sizes.

   The accounts of wholly owned Western Pioneer Insurance Company
   ("Western Pioneer") have been presented as a discontinued operation in the accompanying financial statements (see Note 6).

   All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current year presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Net income per common share was computed by dividing net income, after deducting dividends applicable to preferred stock, by the weighted average number of shares and share equivalents outstanding during the period. Fully diluted net income per common share is substantially equivalent to primary net income per common share.

4. During May 1994, the Company purchased substantially all of the assets (excluding cash) and assumed all of the liabilities (excluding interest bearing indebtedness and amounts due to the seller) of Advanced Plastics, Inc. ("Advanced"). The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Advanced have been included in the consolidated income statements since the date of the acquisition. If the acquisition of Advanced had occurred on January 1, 1994, the Company's pro forma income from continuing operations for the first quarter of 1994 would have been $1.1 million, or $.14 per share.

5. The following table summarizes the cost and approximate fair value of the Company's investments, which are classified as available-for-sale, at March 31, 1995:





                                           Unrealized
                                                            Fair
                           Cost       Gains    Losses       Value

WinsLoew Stock . . . . $  4,519,050  $435,382    --  $  4,954,432


Western Pioneer Investment
  Portfolio:
   State, municipal and
   political subdivision
      bonds. . . . . .   21,021,274      --    39,917  20,981,357

Preferred stock. . . .    1,964,063        --  51,563   1,912,500


                       $27,504,387  $435,382  $91,480  $27,848,289




6. The operations of Western Pioneer, the Company's California property-casualty insurance subsidiary, have been presented as a discontinued operation in the accompanying financial statements.

      The Company expects to dispose of Western Pioneer during 1995, and has engaged an outside broker to assist in pursuing potential sale opportunities. In this connection, a selling memorandum was prepared and distributed to potential buyers. The Company has received expressions of interest from several parties; however, no arrangement or understanding exists for a sale at the present time, and there can be no assurance that the sale of Western Pioneer will be consummated. The Company believes that the ultimate sale proceeds will equal or exceed Western Pioneer's net assets.

      The following table summarizes Western Pioneer's operating results for the first quarter periods of 1995 and 1994:




                                            Three Months
                                           Ended March 31,
                                      1995                 1994

 REVENUES:
   Insurance premiums earned .   $5,878,000           $5,002,000
   Interest, dividends and
      other revenues . . . . .      341,000              298,000
                                  6,219,000            5,300,000

 EXPENSES:
   Losses and loss
      adjustments. . . . . . .    4,603,000            3,630,000
   Selling, general and
      administrative . . . . .    1,721,000            1,632,000

      Operating income (loss).     (105,000)              38,000

   Interest expense. . . . . .       (1,000)             (4,000)
   Income tax (provision)
      benefit. . . . . . . . .      114,000             (46,000)

      Net income (loss). . . .  $     8,000          $  (12,000)



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General

     The Company's continuing operations consist of two major business segments producing a wide variety of polyethylene stretch and custom films ("Atlantis Plastic Films") and molded plastic products ("Atlantis Molded Plastics").

     The operations of Western Pioneer, the Company's California property-casualty insurance subsidiary, have been presented as a discontinued operation in the accompanying financial statements. See Note 6 for certain information regarding Western Pioneer.

Continuing Operations

     Sales, gross profit and operating income for the first quarter periods ended March 31, 1995 and 1994 were as follows (in thou-sands):



                               Three Months Ended
                                    March 31,
                          1995                     1994
                                 % of                     % of
SALES:               Amount     Total         Amount     Total

Atlantis Plastic
  Films             $55,076       71%        $35,986       66%
Atlantis Molded
  Plastics           22,781       29%         18,142       34%

    TOTAL           $77,857      100%        $54,128      100%


                                 % of                     % of
GROSS PROFIT:                   Sales                    Sales

Atlantis Plastic
  Films             $10,863       20%         $7,531       21%
Atlantis Molded
  Plastics            3,307       15%          3,202       18%

    TOTAL           $14,170       18%        $10,733       20%

OPERATING INCOME:

Atlantis Plastic
  Films              $4,455        8%         $2,697        8%
Atlantis Molded
  Plastics            1,017        4%          1,868       10%

    TOTAL            $5,472        7%         $4,565        8%



     First quarter 1995 sales of $77.9 million were 44% ahead of last year's, primarily due to higher selling prices during 1995 resulting from the pass through to customers of increases in resin prices during 1994 and early 1995, and to increased sales volume within the film operating units. First quarter 1995 sales also include incremental sales volume resulting from added capacity created by the Company's recent capital expansion programs and the contribution from the May 1994 acquisition of Advanced, an injection molder located in Warren, Ohio (see Note 4).

     The increase in sales posted during the first quarter of 1995 resulted in higher gross profit dollars compared to the same period last year, but gross profit as a percentage of sales for the first quarter of 1995 decreased compared to the first quarter of 1994. During the first quarter of 1995, gross profit equaled $14.2 million, or 18% of sales, compared to last year's first quarter gross profit of $10.7 million, or 20% of sales.

     Atlantis Plastic Films recorded a first quarter 1995 gross profit percentage of 20%, compared to 21% for the first quarter 1994 period, reflecting margin compression experienced as a result of the significant increase in resin prices during 1994 and early 1995, partially offset by stronger profitability within the custom film unit resulting from improved plant efficiencies combined with lower scrap rates. Looking ahead, film gross profits may be adversely impacted in the short term by recent declines in film order backlogs resulting from current resin price stabilization and industry expectations of possible future resin price declines during 1995.

     The Atlantis Molded Plastics first quarter 1995 gross profit percentage of 15% decreased compared to last year's first quarter gross profit percentage of 18%. This decrease reflects lower first quarter 1995 injection molding profitability resulting from a variety of factors, including: (i) higher subcontracted and overtime labor costs due to the shortage of qualified labor resulting from current low levels of unemployment within the midwest region, (ii) unfavorable product mix, and (iii) weaker demand for appliances during early 1995. The 1995 percentage decrease was also caused by lower blow molding profitability due to continued competitive pricing pressures within the dairy plastic container markets, partially offset by stronger profitability in the profile extrusion unit resulting from increased sales.

     First quarter 1995 selling, general and administrative expenses ("SG&A") of $8.7 million represented 11% of sales, compared to last year's first quarter SG&A of $6.2 million, also
11% of sales.

     The dollar increase in SG&A for the 1995 first quarter period resulted from: (i) higher commission costs within the stretch film unit derived from increased sales volume, (ii) the inclusion of Advanced since May 1994, and (iii) the higher cost base within the injection molding unit which was required to support this unit's significant increase in sales during 1994 and 1995. First quarter 1995 SG&A also increased due to certain one-time expenses associat-ed with recently completed changes in the Company's senior management, which equaled $746,000, or $462,000 after tax.

     First quarter 1995 operating income of $5.5 million was 20% ahead of last year's operating income of $4.6 million for the same period. Excluding the expenses associated with the senior manage-ment changes described above, first quarter 1995 operating income would have equaled $6.2 million, 36% ahead of last year's first quarter operating income.

     First quarter 1995 income from continuing operations equaled $943,000, or $.12 per share compared to $797,000, or $.10 per share for the first quarter of 1994. Excluding the expenses associated with the senior management changes, first quarter 1995 income from continuing operations would have equaled $1.4 million, or $.18 per share, 76% ahead of last year's first quarter income from continu-ing operations.

     First quarter 1995 interest expense of $3.7 million was 20% higher than the $3.1 million posted for the same period last year. The increase can be attributed to increased borrowings on the Company's line of credit in order to fund (i) the May 1994 acquisition of Advanced, (ii) 1994 and 1995 working capital growth resulting from the previously described resin price increases during those periods, and (iii) capital expenditures. Higher first quarter 1995 interest expense can also be attributed to borrowings in connection with equipment financing programs established during 1994 and 1995.

     The Company's effective tax rates during the first quarter periods of 1995 and 1994 were affected by nondeductible goodwill amortization.

DISCONTINUED OPERATIONS

     Western Pioneer's first quarter 1995 insurance premiums earned of $5.9 million were 18% higher than for the same period last year. The increase results primarily from an increase in new policies written.

     Losses and loss adjustment expenses during the first quarter of 1995 equaled 78% of premiums earned, compared to 73% of premiums earned for the same period a year ago. Historically, Western Pioneer has experienced higher loss and loss adjustment expenses as a percentage of sales during the early part of the year, reflecting greater losses due to higher accident frequency resulting from winter weather conditions. However, the early 1994 loss and loss adjustment expense percentage reflected a lower than normal accident frequency, with the first quarter 1995 percentage more representative of historical loss and loss adjustment expenses for Western Pioneer. Selling, general and administrative expenses were 29% as a percentage of premiums earned during the first quarter of 1995, lower than the 33% expense percentage for the same period last year. Last year's higher percentage resulted from various one-time expenses associated with (i) Western Pioneer's 1994 move to a new office location, and (ii) start-up costs associated with the conversion to a new data processing system during 1994. (See Note 6 for information regarding the Company's plans to dispose of Western Pioneer during 1995.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at March 31, 1995 totaled approximately $39.5 million, compared to $33.0 million at December 31, 1994. Cash totaled $1.4 million at March 31, 1995 and at December 31, 1994, respectively. The increase in working capital during 1995 was primarily due to an increase in accounts receivable and inventory, combined with a decrease in accounts payable and accrued expenses. At March 31, 1995 the Company had approximately $137.1 million of outstanding indebtedness and had $5.1 million of additional availability under its revolving credit facility based on eligible collateral.

     Management believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to satisfy the Company's debt service obligations and working capital requirements for the remainder of 1995. In addition, management expects to utilize an equipment financing program established during the first quarter of 1995 to finance the majority of capital expenditures during 1995. To the extent available, excess funds will be used to reduce outstanding borrowings under the revolving credit facility.

CASH FLOWS FROM OPERATING ACTIVITIES

     For the first quarter of 1995, net cash used in operating activities was approximately $3.4 million, compared to $5.5 million for the same period last year. Accounts receivable and inventories increased during the first three months of 1995, primarily due to the increase in sales and the effects of the previously described resin price increases.

     Accounts payable and accrued expenses at March 31, 1995 decreased compared with the 1994 year-end balance due to first quarter 1995 payments of incentive compensation and capital expenditures accrued at year-end 1994, and due to a decrease in accrued interest on the Company's $100 million Senior Notes compared with year-end 1994.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities, consisting of capital expenditures, was $4.3 million during the first quarter of 1995, compared to $3.3 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $7.7 million during both three month periods ended March 31, 1995 and 1994. Total borrowings equaled $7.9 million, net of principal repayments. These borrowings were utilized to fund the first quarter 1995 working capital growth and capital expenditures described above, and to finance certain equipment acquired during 1994. The Company paid dividends on common and preferred stock of approximately $215,000.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is, from time to time, involved in routine litigation. None of such routine litigation in which the Company is presently involved is material to its finan-cial position or results of operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (3) Exhibits (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly
Report on Form 10-Q.)

*10.1 Employment Agreement, dated February 1, 1995, between the Registrant and Anthony F. Bova.

*10.2     Employment Agreement, dated March 6, 1995, between the
          Registrant and Paul Rudovsky.

10.3 Third Amendment to Heller Credit Agreement and Consent, dated as of March 30, 1995

10.4      Master Security Agreement and Promissory Note between
          Cyanede Plastics, Inc. and General Electric Capital
          Corporation ("GECC") in the amount of $2,673,919, dated as of February 23, 1995

10.5 Corporate Guaranty of the Registrant of the obligations of Cyanede Plastics, Inc. to GECC, dated as of February
          23, 1995

10.6      Master Security Agreement and Promissory Note between
          Pierce Plastics, Inc. and GECC in the amount of $221,790, dated as of February 23, 1995

10.7 Corporate Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to GECC, dated as of February
          23, 1995

10.8      Master Security Agreement and Promissory Note between
          Plastic Containers, Inc. and GECC in the amount of $340,000, dated as of February 23, 1995

10.9 Corporate Guaranty of the Registrant of the obligations of Plastic Containers, Inc. to GECC, dated as of February 23, 1995

10.10     Master Security Agreement and Promissory Note between
          Atlantis Plastic Films, Inc. (as successor by merger to
          Linear Films, Inc.) and GECC in the amount of $900,000, dated as of February 23, 1995

10.11 Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $650,000, dated as of February 23, 1995

10.12 Corporate Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to GECC, dated as of February 23, 1995

10.13 Loan and Security Agreement by and Among Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics,
          Inc., Plastic Containers, Inc. and The CIT/Equipment
          Group Financing, Inc. ("CIT"), dated as of 4/13/95

10.14     Promissory Note from Atlantis Plastic Films, Inc.,
          Cyanede Plastics, Inc., Pierce Plastics, Inc. and Plastic Containers, Inc. to CIT in the amount of $15,000,000, dated as of April 13, 1995

10.15 Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to CIT, dated as of April
          13, 1995

Exhibit

 27.1     Financial Data Schedule


(b)       Reports on Form 8-K:

          During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant did not file any Current Reports on Form 8-K.















                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   ATLANTIS PLASTICS, INC.



Date: May   , 1995                 /s/ Anthony F. Bova
                                   ANTHONY F. BOVA
                                   President and Chief Executive
                                   Officer



Date: May   , 1995                 /s/ Paul Rudovsky
                                   PAUL RUDOVSKY
                                   Executive Vice President and
                                   Chief Financial Officer

















































                          EXHIBIT 10.1


                      EMPLOYMENT AGREEMENT

     This Agreement is made and entered into as of February 1, 1995, by and between ATLANTIS PLASTICS, INC., a Florida corporation (the "COMPANY"), and ANTHONY F. BOVA (the "EXECUTIVE").

                     PRELIMINARY STATEMENTS:

     A. In view of the Executive's substantial experience, knowledge and reputation, the Board of Directors of the Company believes it to be in the best interest of the Company to employ the Executive on the terms and subject to the conditions hereinafter set forth.

     B. The Executive desires to be employed by the Company on the terms and subject to the conditions hereinafter set forth.

                           AGREEMENT:

     NOW, THEREFORE, in consideration of the premises and mutual covenants set forth herein, the parties agree as follows:

     1.   EMPLOYMENT.

          1.1 GENERAL. The Company hereby employs the Executive as the President and Chief Executive Officer of the Company, and the Executive hereby agrees to provide services to the Company, on the terms and subject to the conditions set forth herein.

          1.2 DUTIES OF EXECUTIVE. During the term of this Agreement, the Executive shall serve as the President and Chief Executive Officer of the Company, shall diligently perform all services, consistent with his title and position, as may be assigned to him by the Board of Directors of the Company (the "BOARD") or the Chairman of the Board, and shall exercise such power and authority as may from time to time be delegated to him by the Board or the Chairman of the Board. The Executive shall devote his full business time and attention to the business and affairs of the Company, render such services to the best of his ability, and use his best efforts to promote the interests of the Company.

          1.3 PLACE OF PERFORMANCE. In connection with the employment of the Executive by the Company hereunder, the Executive shall perform his duties and obligations hereunder primarily from the Company's offices located in Atlanta, Georgia, except for required travel on the Company's business.

     2.   TERM.

          2.1 INITIAL TERM. The initial term of the employment of the Executive hereunder shall be for a period of five years commencing on the effective date hereof and expiring on January 31, 2000 (the "INITIAL TERM"), unless sooner terminated in accordance with the terms and conditions hereof.

          2.2  RENEWAL TERM.   The employment of the Executive
hereunder may be renewed and extended for such period or periods as may be mutually agreed to by the Company and the Executive in a written supplement to this Agreement signed by the Executive and the Company (a "WRITTEN SUPPLEMENT"). If this Agreement is not so renewed and extended prior to the expiration of the Initial Term, the employment of the Executive hereunder shall automatically terminate upon the expiration of the Initial Term.

     3.   COMPENSATION.

          3.1 BASE SALARY. As compensation for all services rendered by the Executive to the Company hereunder, the Executive shall receive a base salary at the rate of $300,000 per annum (the "BASE SALARY") during the term of his employment hereunder, which shall be payable in installments consistent with the Company's normal payroll schedule, subject to applicable withholding and other taxes. Commencing on the first anniversary date of this Agreement, the Base Salary shall be increased annually on each February 1 during the term of the Executive's employment hereunder to reflect any increase from the previous year in the Consumer Price Index (all urban wage earners) for the Atlanta, Georgia metropolitan area. If the term of this Agreement shall be renewed and extended as provided in Section 2.2 hereof, then during such renewal term the Executive shall be paid a Base Salary as set forth in the Written Supplement.

          3.2 INCENTIVE COMPENSATION. In addition to the Base Salary, during the term of his employment hereunder, the Executive shall be entitled to receive incentive compensation in accordance with the provisions set forth on Exhibit A hereto (the "INCENTIVE COMPENSATION"). If the term of this Agreement shall be renewed and extended as provided in Section 2.2 hereof, then during such renewal term the Executive shall be paid Incentive Compensation as set forth in the Written Supplement.

     4.   EXPENSE REIMBURSEMENT AND OTHER BENEFITS.

          4.1 MOVING AND TRANSITION EXPENSES. The Executive shall be entitled to reimbursement as set forth in this Section 4.1 in connection with the relocation of his personal residence from Winnetka, Illinois to the Atlanta, Georgia metropolitan area:

               (a) Upon the receipt of proper substantiation, the Company shall reimburse the Executive for the amount of any sales commissions actually paid by him with respect to the sale of his personal residence located at 1066 Mount Pleasant Road, Winnetka, Illinois 60093 (the "CHICAGO RESIDENCE").

               (b) Upon the receipt of proper substantiation, the Company shall reimburse the Executive for amounts actually paid by him in connection with the relocation of the personal belongings of the Executive and his immediate family from the Chicago Residence to Atlanta, Georgia. Such amounts shall include reasonable costs incurred by the Executive and the members of his immediate family to visit the Atlanta metropol-itan area for the purpose of locating a permanent residence there.

               (c) The Company shall provide the Executive with rental living accommodations in the Atlanta metropolitan area, for a period of up to six months from the date hereof (the "TRANSITION PERIOD"). Such accommodations shall be selected by the Executive; however, the rental terms (including, without limitation, the amount of the periodic lease payments) shall be reasonably acceptable to the Company. The Company shall be responsible for any security deposit (and shall be entitled to any refund thereof), as well as all utility and incidental expenses in connection therewith.

               (d) During the Transition Period, the Company shall, upon the receipt of proper substantiation and subject to the Company's travel policy applicable to its executive employees, reimburse the Executive for amounts actually paid by him for up to two round trip airline tickets per month between Chicago and Atlanta, purchased by him for personal purposes.

          4.2 REIMBURSABLE EXPENSES. During the term of the Executive's employment hereunder, the Company, upon the submission of proper substantiation by the Executive, shall reimburse the Executive for all reasonable expenses actually and necessarily paid or incurred by him in the course of and pursuant to the business of the Company.

          4.3 OTHER BENEFITS. During the term of the Executive's employment hereunder, the Executive shall be entitled to partici-pate in all medical and hospitalization, group life insurance, and any and all other fringe benefit plans as are presently and hereinafter provided by the Company to its executives. The Executive shall be entitled to four weeks of vacation annually; provided, however, that in no event may a vacation be taken at a time when to do so could, in the reasonable judgment of the Board or the Chairman of the Board, materially adversely affect the business of the Company.

          4.4 WORKING FACILITIES. During the term of the Executive's employment hereunder, the Company shall furnish the Executive with an office, secretarial help and such other facili-ties and services suitable to his position and adequate for the performance of his duties hereunder.

          4.5 AUTOMOBILE. During the term of the Executive's employment hereunder, the Company shall provide the Executive with the use of an automobile, together with the operating expenses thereof; provided, however, that the Executive shall be responsible for the purchase or lease costs of any such automobile to the extent the final invoice price of such automobile exceeds $35,000. At the Executive's option, any such automobile shall be replaced after it has been in service for thirty-six months.

          4.6 PRIVATE CLUB INITIATION FEE. The Company shall reimburse the executive for the initiation fee levied by a country club or other private club of the Executive's choice.

     5.   TERMINATION.

          5.1 TERMINATION FOR CAUSE. The Company shall at all times have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, for cause. For purposes of this Agreement, the term "cause" shall mean (a) a willful breach by the Executive of any of the material terms or provisions of this Agreement which is not cured within 10 days after notice from the Company to the Executive (which notice shall specify in reasonable detail the alleged breach), (b) the Executive's conviction of a felony involving moral turpitude, (c) commission by the Executive of an act or acts involving fraud, embezzlement, misappropriation, theft or dishonesty against the property or personnel of the Company, (d) a willful breach by the Executive of his fiduciary duty to the Company which either results in material damage to the Company or is not cured within 10 days after notice from the Company to the Executive (which notice shall specify in reasonable detail the alleged breach), or (e) willful or reckless conduct by the Executive which the Board in good faith determines is likely to have a material adverse effect on the business, assets, properties, results of operations, financial condition or prospects of the Company. Upon any termination pursuant to this Section 5.1, the Executive shall be entitled to be paid his Base Salary to the date of termination and the Company shall have no further liability hereunder (other than for reim-bursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of Section 4.2). Any termination pursuant to this Section 5.1 shall be deemed to constitute a termination of the Executive's employment for "cause" for the purposes of any stock options granted to him under any stock option plans maintained by the Company.

          5.2 DISABILITY. The Company shall at all times have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, if the Executive shall, as the result of mental or physical incapacity, illness or disability, fail to perform his duties and responsibilities provided for herein for a period of more than 90 consecutive days in any 365-day period. In the event of any termination pursuant to this Section 5.2, the Executive shall be entitled to be paid his Base Salary to the date of termination and the Company shall have no further liability hereunder (other than for reimbursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of Section 4.2).

          5.3 DEATH. In the event of the death of the Executive during the term of his employment hereunder, the Company shall pay the estate of the Executive any unpaid amounts of his Base Salary to the date of his death and the Company shall have no further liability hereunder (other than for reimbursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of Section 4.1).

          5.4 TERMINATION WITHOUT CAUSE. At any time the Company shall have the right to terminate the Executive's employment hereunder by written notice to the Executive; provided, however, that, the Company shall pay the Executive any unpaid Base Salary accrued through the effective date of termination specified in such notice and shall pay the Executive severance payments and provide him with severance benefits as follows:

               (a) In the event the effective date of termination is prior to February 1, 1996, the Company shall pay the Executive the sum of $600,000, in twelve equal monthly installments, with the first such installment commencing on such effective date.

               (b) In the event the effective date of termination is after February 1, 1996, the Company shall pay the Executive the sum of $300,000, in twelve equal installments, with the first such installment commencing on such effective date; provided, however, that in no event shall the Company be obligated to continue such payments beyond the Initial Term.

The Company shall have no further liability to the Executive hereunder (other than for reimbursement for reasonable business expenses incurred prior to the date of termination, subject, however, to the provisions of Section 4.2).

     6.   RESTRICTIVE COVENANTS.

          6.1 NON-COMPETITION. While employed by the Company and during the Non-competition Period (as hereinafter defined), the Executive shall not, directly or indirectly, engage in or have any interest in any sole proprietorship, partnership, corporation or business or any other person or entity (whether as an employee, officer, director, partner, agent, security holder, creditor, consultant or otherwise) that directly or indirectly is engaged in the business of the Company or its subsidiaries in the contiguous 48 states of the United States; provided, however, that (i) nothing herein shall be deemed to prevent the Executive from owning an interest in the equity or debt securities of the Company, and (ii) nothing herein shall be deemed to prevent the Executive from acquiring through market purchases and owning, solely as an investment, less than two percent of the equity securities of any class of any issuer whose shares are registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended, and are listed or admitted for trading on any United States national securities exchange or are quoted on the National Association of Securities Dealers Automated Quotations System, or any similar system of automated dissemination of quotations of securities prices in common use, so long as neither of them is a member of any "control group" (within the meaning of the rules and regulations of the United States Securities and Exchange Commission) of any such issuer. For purposes of this Section 6.1, the term "NON-COMPETITION PERIOD" shall mean (a) in the event the Executive's employment is terminated pursuant to Section 5.4, the period beginning on the effective date of such termination and ending on date on which all severance payments payable pursuant to paragraphs (a) and (b) thereof have been paid in full, and (b) in the event the Executive's employment hereunder is terminated for any other reason, a period of one year following the date his employment is terminated.

          6.2 NONDISCLOSURE. Except as expressly permitted by the Company or in connection with the performance of his duties hereunder, the Executive shall not divulge, communicate, use to the detriment of the Company or for the benefit of any other person or persons, or misuse in any way, any confidential information pertaining to the business of the Company or its subsidiaries. Any confidential information or data heretofore or hereafter acquired by the Executive with respect to the business of the Company and its subsidiaries (which shall include, but not be limited to, information concerning their respective financial condition, prospects, customers, sources of leads, methods of doing business, and the manner of design, manufacture, importation, marketing and distribution of their respective products) shall be deemed a valuable, special and unique asset of the Company that is received by the Executive in confidence and as a fiduciary, and the Executive shall remain a fiduciary to the Company and its subsid-iaries with respect to all of such information. Notwithstanding any provision hereof which may be to the contrary, confidential information shall not include (a) information that is or becomes generally available to the public other than as a result of a disclosure by the Executive, or (b) information lawfully acquired by the Executive from sources other than the Company or its affiliates who are not bound by any agreement of confidentiality.

          6.3 NONSOLICITATION OF EMPLOYEES AND CUSTOMERS. While employed by the Company and for a period of two years following the date his employment is terminated hereunder, the Executive shall not, directly or indirectly, for himself or for any other person, firm, corporation, partnership, association or other entity, (a) attempt to employ or enter into any contractual arrangement with any employee or former employee of the Company or its subsidiaries, unless such employee or former employee has not been employed by the Company or a subsidiary of the Company for a period in excess of six months, or (b) call on or solicit any of the actual or targeted prospective customers or clients of the Company or its subsidiaries, nor shall the Executive make known the names and addresses of such customers or any information relating in any manner to the trade or business relationships of the Company or its subsidiaries with such customers.

          6.4 BOOKS AND RECORDS. All books, records, and accounts relating in any manner to the customers or clients of the Company and its subsidiaries, whether prepared by the Executive or otherwise coming into the Executive's possession, together with any Company credit or charge cards, door or file keys, access cards to Company properties, computer access codes, files, notes, manuals, memoranda, prints, drawings, formulations, records, software and any other Company property related to the operation of the business of the Company and its subsidiaries, shall be the exclusive property of the Company and shall be returned immediately to the Company on termination of the Executive's employment hereunder or on the Company's request at any time. The Executive shall not retain copies, extracts or compilations of any such books, records, accounts or other items.

     7. INJUNCTION. It is recognized and hereby acknowledged by the parties hereto that a breach by the Executive of any of the covenants contained in Section 6 of this Agreement will cause irreparable harm and damage to the Company and its subsidiaries, the monetary amount of which may be virtually impossible to ascertain. As a result, the Executive recognizes and hereby acknowledges that the Company shall be entitled to an injunction from any court of competent jurisdiction enjoining and restraining any violation of any or all of the covenants contained in Section 6 of this Agreement by the Executive or any of his affiliates, associates, partners or agents, either directly or indirectly, and that such right to injunction shall be cumulative and in addition to whatever other remedies the Company may possess.

     8. ASSIGNMENT. Any or all of the rights and interests of the Company hereunder (i) may be assigned to any purchaser of substantially all of the assets of the Company, and (ii) may be assigned as a matter of law to the surviving entity in any merger of the Company; provided, however, that in any or all such events the Company shall not be released or discharged from its obliga-tions hereunder. The Executive shall not delegate his employment obligations hereunder, or any portion thereof, to any other person.

     9. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Florida.

     10. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings and arrangements, both oral and written, between the parties hereto with respect to such subject matter. The parties hereto hereby agree that any and all prior agreements, understandings and arrangements for the provision of services by the Executive to the Company and the compensation of the Executive in any form shall be deemed terminated and of no further force or effect. This Agreement may not be modified in any way unless by a written instrument signed by each of the parties hereto.

     11. NOTICES. Any notice required or permitted to be given hereunder shall be in writing and shall be given by personal delivery, facsimile transmission, Federal Express (or other equivalent courier service) or by registered or certified mail, postage prepaid, return receipt requested (a) if to the Company, at 2665 South Bayshore Drive, Eighth Floor, Miami, Florida 33133,
Attention: General Counsel, and (b) if to the Executive, to his address as reflected on the payroll records of the Company, or to such other addresses as either party hereto may from time to time give notice of to the other. Notice by registered or certified mail will be effective three days after deposit in the United States mail. Notice by any other permitted means will be effective upon receipt.

     12. BENEFITS; BINDING EFFECT. This Agreement shall be for the benefit of and binding upon the parties hereto and their respective heirs, personal representatives, legal representatives, successors and, where applicable, assigns, including, without limitation, any successor to the Company, whether by merger, consolidation, sale of stock, sale of assets or otherwise.

     13. SEVERABILITY. The invalidity of any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall not affect the enforceability of the remaining portions of this Agreement or any part thereof, all of which are inserted conditionally on their being valid in law, and, in the event that any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall be declared invalid, this Agreement shall be construed as if such invalid word or words, phrase or phrases, sentence or sentences, clause or clauses, or section or sections had not been inserted. If such invalidity is caused by length of time or size of area, or both, the otherwise invalid provision will be considered to be reduced to a period or area which would cure such invalidity.

     14. WAIVERS. The waiver by either party hereto of a breach or violation of any term or provision of this Agreement shall not operate nor be construed as a waiver of any subsequent breach or violation.

     15. DAMAGES. Nothing contained herein shall be construed to prevent any party hereto from seeking and recovering from the other damages sustained by either or both of them as a result of its or his breach of any term or provision of this Agreement. In the event that either party hereto brings suit for the collection of any damages resulting from, or for the injunction of any action constituting, a breach of any of the terms or provisions of this Agreement, then the prevailing party shall pay all reasonable costs, fees (including reasonable attorneys' fees) and expenses of the non-prevailing party.

     16. SECTION HEADINGS. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     17. NO THIRD PARTY BENEFICIARY. Nothing expressed or implied in this Agreement is intended, or shall be construed, to confer upon or give any person other than the parties hereto and their respective heirs, personal representatives, legal representatives, successors and assigns, any rights or remedies under or by reason of this Agreement

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                              ATLANTIS PLASTICS, INC.



                              By:
                                   Earl W. Powell
                                   Chairman of the Board





                              ANTHONY F. BOVA














                            EXHIBIT A


                     INCENTIVE COMPENSATION



     (a) For each of the Company's fiscal years ending December 31, 1995, 1996, 1997, 1998 and 1999, the Executive shall (provided that he is employed by the Company on the last day of any such fiscal year) be entitled to receive annual Incentive Compensation based upon the amount of the percentage increase in the Company's Adjusted Earnings Per Share (as hereinafter defined) for such fiscal year over the Adjusted Earnings Per Share for the immediate-ly preceding fiscal year; provided, however, that in no event shall the Incentive Compensation for any such year exceed the amount of the Executive's Base Salary for such year, and provided, further, that the Incentive Compensation, if any, payable to the Executive in respect of the fiscal year ending December 31, 1995 shall be an amount equal to 11/12 of the amount otherwise determined hereunder.


     (b) For purposes of paragraph (a), above, "ADJUSTED EARNINGS PER SHARE" means, for any such fiscal year, the consolidated income (or loss) from continuing operations of the Company and its subsidiaries for such year, excluding extraordinary items, net of tax, determined in accordance with generally accepted accounting principles, consistently applied with prior periods. The determina-tion of Adjusted Earnings Per Share made by the firm of independent certified public accountants employed by the Company shall be final and binding on the Executive and the Company.

     (c) For purposes of determining the Executive's Incentive Compensation for any such fiscal year, if the actual percentage increase over a prior year's Adjusted Earnings Per Share is not a whole number, (i) such amount, if one-half of one percent or greater, shall be rounded up to the nearest whole number, and (ii) such amount, if less than one-half of one percent, shall be rounded down to the nearest whole number. The whole percentage number of any such annual increase in Adjusted Earnings Per Share is referred to herein as the "ANNUAL INCREASE PERCENTAGE". To the extent that the Annual Increase Percentage for any such year falls within any Annual Increase Percentage Range set forth in column (B), below, the number of whole percentage points included in such Annual Increase Percentage range shall be multiplied times the dollar amount set forth opposite each applicable Annual Increase Percent-age Range in column (A), below, and the sum of the values arrived at pursuant to such calculation shall equal the Executive's Incentive Compensation for such year:





     $ PER PERCENTAGE                   ANNUAL INCREASE
      POINT INCREASE                     PERCENTAGE RANGE

         $2,000                         0 to 10%
          3,000                         11% to 15%
          7,000                         16% and greater


The foregoing provisions are illustrated by the following example:

          EXAMPLE.  The Company's Adjusted Earnings Per
          Share for 1995 are 20.5% greater than the Company's Adjusted Earnings Per Share for
          1994. Therefore, the Annual Increase Percent-age for 1995 is 21% (rounded up from 20.5%) and there are 21 whole percentage points included in such Annual Increase Percentage.
          The Executive's Incentive Compensation for
          1995 is the sum of (a) 10 times $3,000, plus
          (b) five times $6,000, plus (c) five times
          $12,000, plus (d) one times $15,000. Accord-ingly, the Executive's 1995 Incentive Compen-sation is 11/12 of $135,000, or $123,750.

     (d) For purposes of this Agreement, the amount of Incentive Compensation payable with respect to any fiscal year of the Company (net of any tax or other amount properly withheld therefrom) shall be paid by the Company to Executive within 75 days after the end of such fiscal year; provided, however, that in the event any Incentive Compensation is paid prior to the issuance of the Company's audited financial statements with respect to such year, any amount paid shall be subject to increase or decrease based upon the results of such audited financial statements.












                          EXHIBIT 10.2


                      EMPLOYMENT AGREEMENT

     This Agreement is made and entered into as of March 6, 1995, by and between ATLANTIS PLASTICS, INC., a Florida corporation (the "COMPANY"), and PAUL RUDOVSKY (the "EXECUTIVE").

                     PRELIMINARY STATEMENTS:

     A. In view of the Executive's substantial experience, knowledge and reputation, the Board of Directors of the Company believes it to be in the best interest of the Company to employ the Executive on the terms and subject to the conditions hereinafter set forth.

     B. The Executive desires to be employed by the Company on the terms and subject to the conditions hereinafter set forth.

                           AGREEMENT:

     NOW, THEREFORE, in consideration of the premises and mutual covenants set forth herein, the parties agree as follows:

     1.   EMPLOYMENT.

          1.1 GENERAL. The Company hereby employs the Executive as Executive Vice President, Finance and Planning of the Company, and the Executive hereby agrees to provide services to the Company, on the terms and subject to the conditions set forth herein.

          1.2 DUTIES OF EXECUTIVE. During the term of this Agreement, the Executive shall serve as the Executive Vice President, Finance and Planning of the Company, shall diligently perform all services, consistent with his title and position, as may be assigned to him by the Board of Directors of the Company (the "BOARD") or the Company's Chief Executive Officer (the "CEO"), and shall exercise such power and authority as may from time to time be delegated to him by the Board or the CEO. The Executive shall devote his full business time and attention to the business and affairs of the Company, render such services to the best of his ability, and use his best efforts to promote the interests of the Company.

          1.3 PLACE OF PERFORMANCE. In connection with the employment of the Executive by the Company hereunder, the Executive shall perform his duties and obligations hereunder primarily from the Company's offices located in Atlanta, Georgia, except for required travel on the Company's business.

     2.   TERM.

          2.1 INITIAL TERM. The initial term of the employment of the Executive hereunder shall be for a period of five years commencing on the effective date hereof and expiring on March 5, 2000 (the "INITIAL TERM"), unless sooner terminated in accordance with the terms and conditions hereof.

          2.2  RENEWAL TERM.   The employment of the Executive
hereunder may be renewed and extended for such period or periods as may be mutually agreed to by the Company and the Executive in a written supplement to this Agreement signed by the Executive and the Company (a "WRITTEN SUPPLEMENT"). If this Agreement is not so renewed and extended prior to the expiration of the Initial Term, the employment of the Executive hereunder shall automatically terminate upon the expiration of the Initial Term.

     3.   COMPENSATION.

          3.1 BASE SALARY. As compensation for all services rendered by the Executive to the Company hereunder, the Executive shall receive a base salary at the rate of $185,000 per annum (the "BASE SALARY") during the term of his employment hereunder, which shall be payable in installments consistent with the Company's normal payroll schedule, subject to applicable withholding and other taxes. Commencing on the first anniversary date of this Agreement, the Base Salary shall be increased annually on each March 6 during the term of the Executive's employment hereunder to reflect any increase from the previous year in the Consumer Price Index (all urban wage earners) for the Atlanta, Georgia metropoli-tan area. If the term of this Agreement shall be renewed and extended as provided in Section 2.2 hereof, then during such renewal term the Executive shall be paid a Base Salary as set forth in the Written Supplement.

          3.2 INCENTIVE COMPENSATION. In addition to the Base Salary, during the term of his employment hereunder, the Executive shall be entitled to receive incentive compensation in accordance with the provisions set forth on Exhibit A hereto (the "INCENTIVE COMPENSATION"). If the term of this Agreement shall be renewed and extended as provided in Section 2.2 hereof, then during such renewal term the Executive shall be paid Incentive Compensation as set forth in the Written Supplement.

     4.   EXPENSE REIMBURSEMENT AND OTHER BENEFITS.

          4.1 MOVING AND TRANSITION EXPENSES. The Executive shall be entitled to reimbursement as set forth in this Section 4.1 in connection with the relocation of his personal residence from Purchase, New York, to the Atlanta, Georgia metropolitan area:

               (a) Upon the receipt of proper substantiation, the Company shall reimburse the Executive for the amount of any sales commissions actually paid by him with respect to the sale of his personal residence located at 2 Stratton Road, Purchase, New York (the "NEW YORK RESIDENCE"), in a manner consistent with the Company's relocation policy.

               (b) Upon the receipt of proper substantiation, the Company shall reimburse the Executive for amounts actually paid by him in connection with the relocation of the personal belongings of the Executive and his immediate family from the New York Residence to Atlanta, Georgia. Such amounts shall include reasonable costs incurred by the Executive and the members of his immediate family to visit the Atlanta metropol-itan area for the purpose of locating a permanent residence there.

               (c) The Company shall provide the Executive with rental living accommodations in the Atlanta metropolitan area, for a period of up to five months from the date hereof (the "TRANSITION PERIOD"). Such accommodations shall be selected by the Executive; however, the rental terms (including, without limitation, the amount of the periodic lease payments) shall be reasonably acceptable to the Company. The Company shall be responsible for any security deposit (and shall be entitled to any refund thereof), as well as all utility and incidental expenses in connection therewith.

               (d) During the Transition Period, the Company shall, upon the receipt of proper substantiation and subject to the Company's travel policy applicable to its executive employees, reimburse the Executive for amounts actually paid by him for up to two round trip airline tickets per month between New York and Atlanta, purchased by him for personal purposes.

               (e) The Executive shall be entitled to such other benefits as are customarily provided by the Company to its executive employees pursuant to the Company's relocation policy.

          4.2 REIMBURSABLE EXPENSES. During the term of the Executive's employment hereunder, the Company, upon the submission of proper substantiation by the Executive, shall reimburse the Executive for all reasonable expenses actually and necessarily paid or incurred by him in the course of and pursuant to the business of the Company.

          4.3 OTHER BENEFITS. During the term of the Executive's employment hereunder, the Executive shall be entitled to partici-pate in all medical and hospitalization, group life insurance, and any and all other fringe benefit plans as are presently and hereinafter provided by the Company to its executives. The Executive shall be entitled to four weeks of vacation annually; provided, however, that in no event may a vacation be taken at a time when to do so could, in the reasonable judgment of the CEO, materially adversely affect the business of the Company.

          4.4 WORKING FACILITIES. During the term of the Executive's employment hereunder, the Company shall furnish the Executive with an office, secretarial help and such other facili-ties and services suitable to his position and adequate for the performance of his duties hereunder.

          4.5 PRIVATE CLUB INITIATION FEE. The Company shall reimburse the executive for the initiation fee levied by a country club or other private club of the Executive's choice.

     5.   TERMINATION.

          5.1 TERMINATION FOR CAUSE. The Company shall at all times have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, for cause. For purposes of this Agreement, the term "cause" shall mean (a) a willful breach by the Executive of any of the material terms or provisions of this Agreement which is not cured within 10 days after notice from the Company to the Executive (which notice shall specify in reasonable detail the alleged breach), (b) the Executive's conviction of a felony involving moral turpitude, (c) commission by the Executive of an act or acts involving fraud, embezzlement, misappropriation, theft or dishonesty against the property or personnel of the Company, (d) a willful breach by the Executive of his fiduciary duty to the Company which either results in material damage to the Company or is not cured within 10 days after notice from the Company to the Executive (which notice shall specify in reasonable detail the alleged breach), or (e) willful or reckless conduct by the Executive which the Board in good faith determines is likely to have a material adverse effect on the business, assets, properties, results of operations, financial condition or prospects of the Company. Upon any termination pursuant to this Section 5.1, the Executive shall be entitled to be paid his Base Salary to the date of termination and the Company shall have no further liability hereunder (other than for (i) payment of any amounts otherwise payable to him pursuant to Section 4.1, and (ii) reimbursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of Section 4.2). Any termination pursuant to this
Section 5.1 shall be deemed to constitute a termination of the Executive's employment for "cause" for the purposes of any stock options granted to him under any stock option plans maintained by the Company.

          5.2 DISABILITY. The Company shall at all times have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, if the Executive shall, as the result of mental or physical incapacity, illness or disability, fail to perform his duties and responsibilities provided for herein for a period of more than 90 consecutive days in any 365-day period. In the event of any termination pursuant to this Section 5.2, the Executive shall be entitled to be paid his Base Salary to the date of termination and the Company shall have no further liability hereunder (other than for (i) payment of any amounts otherwise payable to him pursuant to Section 4.1, and (ii) reim-bursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of Section 4.2).

          5.3 DEATH. In the event of the death of the Executive during the term of his employment hereunder, the Company shall pay the estate of the Executive any unpaid amounts of his Base Salary to the date of his death and the Company shall have no further liability hereunder (other than for (i) payment of any amounts otherwise payable to him pursuant to Section 4.1, and (ii) reim-bursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of Section 4.2).

          5.4 TERMINATION WITHOUT CAUSE. At any time the Company shall have the right to terminate the Executive's employment hereunder by written notice to the Executive; provided, however, that, the Company shall pay the Executive any unpaid Base Salary accrued through the effective date of termination specified in such notice and shall pay the Executive an amount equal to his annual Base Salary as then in effect, payable in twelve equal monthly installments, with the first such installment commencing on such effective date. The Company shall have no further liability to the Executive hereunder (other than for (i) payment of any amounts otherwise payable to him pursuant to Section 4.1, and (ii) reimbursement for reasonable business expenses incurred prior to the date of termination, subject, however, to the provisions of
Section 4.2).

6.   RESTRICTIVE COVENANTS.

          6.1 NON-COMPETITION. While employed by the Company and during the Non-competition Period (as hereinafter defined), the Executive shall not, directly or indirectly, engage in or have any interest in any sole proprietorship, partnership, corporation or business or any other person or entity (whether as an employee, officer, director, partner, agent, security holder, creditor, consultant or otherwise) that directly or indirectly is engaged in the business of the Company or its subsidiaries (a "COMPETING BUSINESS") in the contiguous 48 states of the United States; provided, however, that (i) nothing herein shall be deemed to prevent the Executive from owning an interest in the equity or debt securities of the Company, and (ii) nothing herein shall be deemed to prevent the Executive from acquiring through market purchases and owning, solely as an investment, less than two percent of the equity securities of any class of any issuer whose shares are registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended, and are listed or admitted for trading on any United States national securities exchange or are quoted on the National Association of Securities Dealers Automated Quotations System, or any similar system of automated dissemination of quotations of securities prices in common use, so long as neither of them is a member of any "control group" (within the meaning of the rules and regulations of the United States Securities and Exchange Commission) of any such issuer. For purposes of this
Section 6.1, the term "NON-COMPETITION PERIOD" shall mean (a) in the event the Executive's employment is terminated pursuant to
Section 5.4, the period beginning on the effective date of such termination and ending on date on which all severance payments payable pursuant to such Section 5.4 have been paid in full, and
(b) in the event the Executive's employment hereunder is terminated for any other reason, a period of one year following the date his employment is terminated.

          6.2 NONDISCLOSURE. Except as expressly permitted by the Company or in connection with the performance of his duties hereunder, the Executive shall not divulge, communicate, use to the detriment of the Company or for the benefit of any other person or persons, or misuse in any way, any confidential information pertaining to the business of the Company or its subsidiaries. Any confidential information or data heretofore or hereafter acquired by the Executive with respect to the business of the Company and its subsidiaries (which shall include, but not be limited to, information concerning their respective financial condition, prospects, customers, sources of leads, methods of doing business, and the manner of design, manufacture, importation, marketing and distribution of their respective products) shall be deemed a valuable, special and unique asset of the Company that is received by the Executive in confidence and as a fiduciary, and the Executive shall remain a fiduciary to the Company and its subsid-iaries with respect to all of such information. Notwithstanding any provision hereof which may be to the contrary, confidential information shall not include (a) information that is or becomes generally available to the public other than as a result of a disclosure by the Executive, or (b) information lawfully acquired by the Executive from sources other than the Company or its affiliates who are not bound by any agreement of confidentiality.

          6.3 NONSOLICITATION OF EMPLOYEES AND CUSTOMERS. While employed by the Company and for a period of two years following the date his employment is terminated hereunder, the Executive shall not, directly or indirectly, for himself or for any other person, firm, corporation, partnership, association or other entity, (a) attempt to employ or enter into any contractual arrangement with any employee or former employee of the Company or its subsidiaries, unless such employee or former employee has not been employed by the Company or a subsidiary of the Company for a period in excess of six months, or (b) call on or solicit any of the actual or targeted prospective customers or clients of the Company or its subsidiaries in connection with any Competing Business, nor shall the Executive, in connection with any Competing Business, make known the names and addresses of such customers or any information relating in any manner to the trade or business relationships of the Company or its subsidiaries with such customers.

          6.4 BOOKS AND RECORDS. All books, records, and accounts relating in any manner to the customers or clients of the Company and its subsidiaries, whether prepared by the Executive or otherwise coming into the Executive's possession, together with any Company credit or charge cards, door or file keys, access cards to Company properties, computer access codes, files, notes, manuals, memoranda, prints, drawings, formulations, records, software and any other Company property related to the operation of the business of the Company and its subsidiaries, shall be the exclusive property of the Company and shall be returned immediately to the Company on termination of the Executive's employment hereunder or on the Company's request at any time. The Executive shall not retain copies, extracts or compilations of any such books, records, accounts or other items.

     7. INJUNCTION. It is recognized and hereby acknowledged by the parties hereto that a breach by the Executive of any of the covenants contained in Section 6 of this Agreement will cause irreparable harm and damage to the Company and its subsidiaries, the monetary amount of which may be virtually impossible to ascertain. As a result, the Executive recognizes and hereby acknowledges that the Company shall be entitled to an injunction from any court of competent jurisdiction enjoining and restraining any violation of any or all of the covenants contained in Section 6 of this Agreement by the Executive or any of his affiliates, associates, partners or agents, either directly or indirectly, and that such right to injunction shall be cumulative and in addition to whatever other remedies the Company may possess.

     8. ASSIGNMENT. Any or all of the rights and interests of the Company hereunder (i) may be assigned to any purchaser of substantially all of the assets of the Company, and (ii) may be assigned as a matter of law to the surviving entity in any merger of the Company; provided, however, that (a) in connection with any such sale of assets the Company shall cause the purchaser in such transaction to execute a written acknowledgment that it agrees to be bound by the provisions of this Agreement as if substituted for the Seller hereunder, and (b) in any or all such events the Company shall not be released or discharged from its obligations hereunder. The Executive shall not delegate his employment obligations hereunder, or any portion thereof, to any other person.

     9. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Florida.

     10. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings and arrangements, both oral and written, between the parties hereto with respect to such subject matter. The parties hereto hereby agree that any and all prior agreements, understandings and arrangements for the provision of services by the Executive to the Company and the compensation of the Executive in any form shall be deemed terminated and of no further force or effect. This Agreement may not be modified in any way unless by a written instrument signed by each of the parties hereto.

     11. NOTICES. Any notice required or permitted to be given hereunder shall be in writing and shall be given by personal delivery, facsimile transmission, Federal Express (or other equivalent courier service) or by registered or certified mail, postage prepaid, return receipt requested (a) if to the Company, at 2665 South Bayshore Drive, Eighth Floor, Miami, Florida 33133,
Attention: General Counsel, and (b) if to the Executive, to his address as reflected on the payroll records of the Company, or to such other addresses as either party hereto may from time to time give notice of to the other. Notice by registered or certified mail will be effective three days after deposit in the United States mail. Notice by any other permitted means will be effective upon receipt.

     12. BENEFITS; BINDING EFFECT. This Agreement shall be for the benefit of and binding upon the parties hereto and their respective heirs, personal representatives, legal representatives, successors and, where applicable, assigns, including, without limitation, any successor to the Company, whether by merger, consolidation, sale of stock, sale of assets or otherwise.

     13. SEVERABILITY. The invalidity of any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall not affect the enforceability of the remaining portions of this Agreement or any part thereof, all of which are inserted conditionally on their being valid in law, and, in the event that any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall be declared invalid, this Agreement shall be construed as if such invalid word or words, phrase or phrases, sentence or sentences, clause or clauses, or section or sections had not been inserted. If such invalidity is caused by length of time or size of area, or both, the otherwise invalid provision will be considered to be reduced to a period or area which would cure such invalidity.

     14. WAIVERS. The waiver by either party hereto of a breach or violation of any term or provision of this Agreement shall not operate nor be construed as a waiver of any subsequent breach or violation.

     15. DAMAGES. Nothing contained herein shall be construed to prevent any party hereto from seeking and recovering from the other damages sustained by either or both of them as a result of its or his breach of any term or provision of this Agreement. In the event that either party hereto brings suit for the collection of any damages resulting from, or for the injunction of any action constituting, a breach of any of the terms or provisions of this Agreement, then the prevailing party shall pay all reasonable costs, fees (including reasonable attorneys' fees) and expenses of the non-prevailing party.

     16. SECTION HEADINGS. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     17. NO THIRD PARTY BENEFICIARY. Nothing expressed or implied in this Agreement is intended, or shall be construed, to confer upon or give any person other than the parties hereto and their respective heirs, personal representatives, legal representatives, successors and assigns, any rights or remedies under or by reason of this Agreement

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                              ATLANTIS PLASTICS, INC.



                              By:
                                   Anthony F. Bova
                                   President and Chief Executive
                                   Officer





                              PAUL RUDOVSKY
































                            EXHIBIT A


                     INCENTIVE COMPENSATION



     (a) For each of the Company's fiscal years ending December 31, 1995, 1996, 1997, 1998 and 1999, the Executive shall (provided that he is employed by the Company on the last day of any such fiscal year) be entitled to receive annual Incentive Compensation based upon the amount of the percentage increase in the Company's Adjusted Earnings Per Share (as hereinafter defined) for such fiscal year over the Adjusted Earnings Per Share for the immediate-ly preceding fiscal year; provided, however, that in no event shall the Incentive Compensation for any such year exceed an amount equal to 75% of the amount of the Executive's Base Salary for such year, and provided, further, that the Incentive Compensation, if any, payable to the Executive in respect of the fiscal year ending December 31, 1995 shall be an amount equal to 10/12 of the amount otherwise determined hereunder.

     (b) For purposes of paragraph (a), above, "ADJUSTED EARNINGS PER SHARE" means, for any such fiscal year, the consolidated income (or loss) from continuing operations of the Company and its subsidiaries for such year, excluding extraordinary items, net of tax, determined in accordance with generally accepted accounting principles, consistently applied with prior periods. The determina-tion of Adjusted Earnings Per Share made by the firm of independent certified public accountants employed by the Company shall be final and binding on the Executive and the Company.


     (c) For purposes of determining the Executive's Incentive Compensation for any such fiscal year, if the actual percentage increase over a prior year's Adjusted Earnings Per Share is not a whole number, (i) such amount, if one-half of one percent or greater, shall be rounded up to the nearest whole number, and (ii) such amount, if less than one-half of one percent, shall be rounded down to the nearest whole number. The whole percentage number of any such annual increase in Adjusted Earnings Per Share is referred to herein as the "ANNUAL INCREASE PERCENTAGE". To the extent that the Annual Increase Percentage for any such year falls within any Annual Increase Percentage Range set forth in column (B), below, the number of whole percentage points included in such Annual Increase Percentage range shall be multiplied times the dollar amount set forth opposite each applicable Annual Increase Percent-age Range in column (A), below, and the sum of the values arrived at pursuant to such calculation shall equal the Executive's Incentive Compensation for such year:




     $ PER PERCENTAGE                   ANNUAL INCREASE
      POINT INCREASE                    PERCENTAGE RANGE

         $2,000                         0 to 10%
          3,000                         11% to 15%
          7,000                         16% and greater


The foregoing provisions are illustrated by the following example:

          EXAMPLE.  The Company's Adjusted Earnings Per
          Share for 1995 are 20.5% greater than the Company's Adjusted Earnings Per Share for
          1994. Therefore, the Annual Increase Percent-age for 1995 is 21% (rounded up from 20.5%) and there are 21 whole percentage points included in such Annual Increase Percentage.
          The Executive's Incentive Compensation for
          1995 is the sum of (a) 10 times $2,000, plus
          (b) five times $3,000, plus (c) six times
          $7,000. Accordingly, the Executive's 1995
          Incentive Compensation is 10/12 of $77,000, or
          $64,166.67.

     (d) For purposes of this Agreement, the amount of Incentive Compensation payable with respect to any fiscal year of the Company (net of any tax or other amount properly withheld therefrom) shall be paid by the Company to Executive, in cash, within 75 days after the end of such fiscal year; provided, however, that in the event any Incentive Compensation is paid prior to the issuance of the Company's audited financial statements with respect to such year, any amount paid shall be subject to increase or decrease based upon the results of such audited financial statements.















































                          EXHIBIT 10.3

         THIRD AMENDMENT TO CREDIT AGREEMENT AND CONSENT

     This Third Amendment to Credit Agreement and Consent, dated as of March 30, 1995 (this "Agreement") is between Atlantis Plastics, Inc., a Florida corporation ("Borrower") and Heller Financial, Inc., a Delaware corporation for itself as Agent and as Lender ("Heller").

                            RECITALS

     A. Borrower and Heller are parties to that certain Credit Agreement dated as of February 22, 1993, as amended by the First Amendment and Waiver to Credit Agreement dated as of March 28, 1994 and that Second Amendment to Credit Agreement dated August 15, 1994, (with this Third Amendment and Consent, the "Credit Agree-ment"). Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

     B. Borrower has requested that Heller consent to Borrower and/or certain Subsidiary Guarantors entering into (i) a supple-mental equipment financing facility with General Electric Capital Corporation in an amount not to exceed $5,000,000 and (ii) an equipment financing facility with the CIT Group/Equipment Financ-ing, Inc., a copy of which is attached hereto as Exhibit A (the "CIT Loan Agreement"), in an amount not to exceed $15,000,000, both hereinafter refined to as the "New Equipment Facilities".

     C. In order to accommodate Borrower's request, Heller and Borrower desire to amend the Credit Agreement, as provided herein.

     NOW, THEREFORE, in consideration of the foregoing, the covenants and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Amendment to the Credit Agreement. The Credit Agreement is hereby amended as follows:

          (a) The definition of "Capital Expenditures" contained in Section 1.1 of the Credit Agreement is hereby deleted in its entirety and the following substituted in its place and stead:

          "Capital Expenditures" means all expenditures for (including deposits), or contracts or commitments for expenditures with respect to any property, plant and equipment or similar fixed asset accounts required to be capitalized under GAAP, excluding Investments of the proceeds of Asset Dispositions pursuant to subsection 7.7.

          (b)  The definition of "Fixed Charges" contained in
Section 1.1 of the Credit Agreement is hereby deleted in its entirety and the following substituted in its place and stead:

          "Fixed Charges" means, for any period, the following, each calculated for such period (a) Interest Expenses paid or accrued by Borrower and the Subsidiary Guarantors; plus (b) scheduled payments of principal with respect to all Indebtedness of Borrower and the Subsidiary Guarantors, (c) income and franchise taxes paid or payable by Borrower and the Subsidiary Guarantors,
(d) the unfinanced portion of Capital Expenditures made or accrued by Borrower and the Subsidiary Guarantors and (e) cash dividends paid on preferred stock by Borrower and the Subsidiary Guarantors; less (f) tax refunds actually received by Borrower and the Subsidiary Guarantors.

          (c) The definition of "Purchase Money Indebtedness" contained in Section 1.1 of the Credit Agreement is hereby deleted and the following substituted in its place and stead:

          "Purchase Money Indebtedness" means Indebtedness incurred to finance the purchase of assets (other than assets which constitute a part of the Collateral on the Closing Date or are purchased with the Net Proceeds from the disposition of assets which constitute part of the Collateral), which is not part of an Investment in assets comprising a business, and which is secured by a Lien on and only on such assets.

          (d) Section 7.1(f) of the Credit Agreement is hereby deleted and the following substituted in its place and stead:

               "(f) Purchase Money Indebtedness not to exceed $29,000,000 in the aggregate at any time outstand-ing secured by purchase money Liens, provided that, at the time of incurrence of any such Purchase Money Indebtedness, no Event of Default shall have occurred and be continuing or would occur as a result of the incurrence of such Purchase Money Indebtedness;"

          (e) Section 5.1(F) of the Credit Agreement is hereby amended to change the time period of "fifteen (15) Business Days" in the introductory clause thereof to "twenty (20) Business Days."

     2. Consent. In reliance upon the representations and warrants contained in paragraph 3 of this Agreement, Heller hereby consents to Borrower and the Subsidiary Guarantors entering into and performing the New Equipment Facilities. Heller hereby releases and confirms to Borrower and The CIT Group/Equipment Financing, Inc., a New York corporation ("CIT"), that, notwith-standing the filing of any UCC-1 financing statements by Heller against Borrower or any of the Subsidiaries Guarantors or the granting by Borrower or any of the Subsidiary Guarantors to Heller of a lien on the CIT Collateral (as defined below), Heller does not and will not have (and the definition of "Collateral" in the Credit Agreement is hereby amended to exclude), whether now existing or hereafter acquired, any right, title or interest in, or lien on, or claim to, any of the items included in the definition of "Collateral" in the CIT Loan Agreement (collectively referred to as the "CIT Collateral). At Borrower's or CIT's request, Heller will promptly execute and deliver to CIT UCC-3 partial releases relating to the CIT Collateral. CIT acknowledges and agrees that the partial release of Collateral by Heller as described in this paragraph is limited to the CIT Collateral only and shall not be deemed by CIT to be a general release of Heller's security interest in the remaining portion of the Collateral.

     3. Representations and Warranties. To include Heller to enter into this Agreement, Borrower represents and warrants to Heller that:

          (a) Authority and Binding Effect. The execution, delivery, and performance by Borrower of this Agreement is within its corporate power, has been duly authorized by all necessary corporate action (including, without limitation, shareholder approval), has received all necessary government approvals (if any shall be required), and does not and will not contravene or conflict with any provision of law applicable to Borrower, the Certificate of Incorporation or Bylaws of Borrower, or any order, judgment or decree of any court or other agency of government or any agreement, instrument, or document binding upon Borrower; and the Credit Agreement as heretofore amended and as amended as of the date hereof is the legal, valid, and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

          (b) No Default. No Default or Event of Default under the Credit Agreement, as amended hereby, has occurred and is continuing.

          (c) Warranties and Representations. The warranties and representations of Borrower contained in this Agreement, the Credit Agreement, as amended hereby, and the Financing Agreements, shall be true and correct as of the date hereof, with the same effect as though made on such date except to the extent that such representa-tions and warranties expressly relate solely to an earlier date, in which case such representations or warranties were true and correct as of such earlier date.

     4.   Miscellaneous.

          (a) Captions. Such captions used in this Agreement are for convenience only, and shall not affect the construction of this Agreement.

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

                                   ATLANTIS PLASTICS, INC.

                                   By:
                                   Name Printed:
                                   Title:


                                   HELLER FINANCIAL, INC., for
                                   itself and as Agent for the
                                   Lenders

                                   By:
                                   Name Printed:
                                   Title:




















































                          EXHIBIT 10.4


                    MASTER SECURITY AGREEMENT


     THIS MASTER SECURITY AGREEMENT, made as of
("Agreement"), by and between General Electric Capital Corporation, a New York corporation with an address at 3379 Peachtree Road N.E. 400, Atlanta, GA ("Secured Party"), and CYANEDE PLASTICS, INC., a corporation organized and existing under the laws of the State of Kentucky with its chief executive offices located at Industrial Park, U.S. Hwy. 60 West, Henderson, Kentucky ("Debtor").

     In consideration of the promises herein contained and of certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Debtor and Secured
Party hereby agree as follows:

1.   CREATION OF SECURITY INTEREST.

     Debtor hereby gives, grants and assigns to Secured Party, its successors and assigns forever, a security interest in and against any and all property listed on any collateral schedule now or hereafter annexed hereto or made a part hereof ("Collateral Schedule"), and in and against any and all additions, attachments, accessories and accessions thereto, any and all substitutions, replacements or exchanges therefor, and any and all insurance and/or other proceeds thereof (all of the foregoing being herein-after individually and collectively referred to as the "Collater-al"). The foregoing security interest is given to secure the payment and performance of any and all debts, obligations and liabilities of any kind, nature or description whatsoever (whether primary, secondary, direct, contingent, sole, joint or several, or otherwise, and whether due or to become due) of Debtor to Secured Party, now existing or hereafter arising, including but not limited to the payment and performance of certain Promissory Notes from time to time identified on any Collateral Schedule (collectively "Notes" and each a "Note"), and any renewals, extensions and modifications of such debts, obligations and liabilities (all of the foregoing being hereinafter referred to as the "Indebtedness").

2.   REPRESENTATIONS, WARRANTIES AND COVENANTS OF DEBTOR.

     Debtor hereby represents, warrants and covenants as of the date hereof and as of the date of execution of each Collateral
Schedule hereto that:

     (a) Debtor is, and will remain, duly organized, existing and in good standing under the laws of the State set forth in the first paragraph of this Agreement, has its chief executive offices at the location set forth in such paragraph, and is, and will remain, duly qualified and licensed in every jurisdiction whatever necessary to carry on its business and operations;

     (b) Debtor has adequate power and capacity to enter into, and to perform its obligations, under this Agreement, each Note and any other documents evidencing, or given in connection with, any of the Indebtedness (all of the foregoing being hereinafter referred to as the "Debt Documents");

     (c) This Agreement and the other Debt Documents have been duly authorized, executed and delivered by Debtor and constitute legal, valid and binding agreements enforceable under all applica-ble laws in accordance with their terms, except to the extent that the enforcement of remedies may be limited under applicable bankruptcy and insolvency laws;

     (d) No approval, consent or withholding of objections is required from any governmental authority or instrumentality with respect to the entry into, or performance by, Debtor of any of the Debt Documents, except such as may have already been obtained;

     (e) The entry into, and performance by, Debtor of the Debt Documents will not (i) violate any of the organizational documents of Debtor or any judgment, order, law or regulation applicable to Debtor, or (ii) result in any breach of, constitute a default under, or result in the creation of any lien, claim or encumbrance on any of Debtor's property (except for liens in favor of Secured Party) pursuant to, any indenture mortgage, deed of trust, bank loan, credit agreement, or other agreement or instrument to which Debtor is a party;

     (f) There are no suits or proceedings pending or threatened in court or before any commission, board or other administrative agency against or affecting Debtor which could, in the aggregate, have a material adverse effect on Debtor, its business or opera-tions, or its ability to perform its obligations under the Debt Documents;

     (g) All financial statements delivered to Secured Party in connection with the Indebtedness have been prepared in accordance with generally accepted accounting principles, and since the date of the most recent financial statement, there has been no material adverse change;

     (h) The Collateral is not, and will not be, used by Debtor for personal, family or household purposes;

     (i) The Collateral is, and will remain, in good condition and repair and Debtor will not be negligent in the care and use thereof;

     (j) Debtor is, and will remain, the sole and lawful owner, and in possession of, the Collateral, and has the sole right and lawful authority to grant the security interest described in this Agreement; and

     (k) The Collateral is, and will remain, free and clear of all liens, claims and encumbrances of every kind, nature and descrip-tion, except for (i) liens in favor of Secured Party, (ii) liens for taxes not yet due or for taxes being contested in good faith and which do not involve, in the reasonable judgment of Secured Party, any risk of the sale, forfeiture or loss of any of the Collateral, and (iii) inchoate materialmen's, mechanic's, repair-man's and similar liens arising by operation of law in the normal course of business for amounts which are not delinquent (all of such permitted liens being hereinafter referred to as "Permitted Liens").

3.   COLLATERAL.

     (a) Until the declaration of any default hereunder, Debtor shall remain in possession of the Collateral; provided, however, that Secured Party shall have the right to possess (i) any chattel paper or instrument that constitutes a part of the Collateral, and
(ii) any other Collateral which because of its nature may require that Secured Party's security interest therein be perfected by possession. Secured Party, its successors and assigns, and their respective agents, shall have the right to examine and inspect any of the Collateral at any time during normal business hours. Upon any request from Secured Party, Debtor shall provide Secured Party with notice of the then current location of the Collateral.

     (b) Debtor shall (i) use the Collateral only in its trade or business, (ii) maintain all of the Collateral in good condition and working order, (iii) use and maintain the Collateral only in compliance with all applicable laws, and (iv) keep all of the Collateral free and clear of all liens, claims and encumbrances (except for Permitted Liens).

     (c) Debtor shall not, without the prior written consent of Secured Party, (i) part with possession of any of the Collateral (except to Secured Party or for maintenance and repair, (ii) remove any of the Collateral from the continental United States, or (iii) sell rent, lease, mortgage, grant a security interest in or otherwise transfer or encumber (except for Permitted Liens) any of the Collateral.

     (d) Debtor shall pay promptly when due all taxes, license fees, assessments and public and private charges levied or assessed on any of the Collateral, on the use thereof, or on this Agreement or any of the other Debt Documents. At its option, Secured Party may discharge taxes. liens, security interests or other encum-brances at any time levied or placed on the Collateral and may pay for the maintenance, insurance and preservation of the Collateral or to effect compliance with the terms of this Agreement or any of the other Debt Documents. Debtor shall reimburse Secured Party, on demand, for any and all costs and expenses incurred by Secured Party in connection therewith and agrees that such reimbursement obligation shall be secured hereby.

     (e) Debtor shall, at all times, keep accurate and complete records of the Collateral, and Secured Party, its successors and assigns, and their respective agents, shall have the right to examine, inspect, and make extracts from all of Debtor's books and records relating to the Collateral at any time during normal business hours.

     (f) If agreed by the parties, Secured Party may, but shall in no event be obligated to, accept substitutions and exchanges of property for property, and additions to the property, constituting all or any part of the Collateral. Such substitutions, exchanges and additions shall be accomplished at any time and from time to time, by the substitution of a revised Collateral Schedule for the Collateral Schedule now or hereafter annexed. Any property which may be substituted, exchanged or added as aforesaid shall consti-tute a portion of the Collateral and shall be subject to the security interests granted herein. Additions to, reductions or exchanges of, or substitutions for, the Collateral, payments on account of any obligation or liability secured hereby, increases in the obligations and liabilities secured hereby, or the creation of additional obligations and liabilities secured hereby, may from time to time be made or occur without affecting the provisions of this Agreement or the provisions of any obligation or liability which this Agreement secures.

     (g) any third person at any time from time to time holding all or any portion of the Collateral shall be deemed to, and shall, hold the Collateral as the agent of, and as pledge holer for, Secured Party. At any time and from time to time, Secured Party may give notice to any third person holding all or any portion of the Collateral that such third person is holding the Collateral as the agent of, and as pledge holder for, the Secured Party.

4.   INSURANCE.

     The Collateral shall at all times be held at Debtor's risk, and Debtor shall keep it insured against loss or damage by fire and extended coverage perils, theft, burglary, and for any or all Collateral which are vehicles, for risk of loss by collision,and where requested by Secured Party, against other risks as required thereby, for the full replacement value thereof, with companies, in amounts and under policies acceptable to Secured Party. Debtor shall, if Secured Party so requires, deliver to Secured Party policies or certificates of insurance evidencing such coverage. Each policy shall name Secured Party as loss payee thereunder, shall provide for coverage to Secured Party regardless of the breach by Debtor of any warranty or representation made therein, shall not be subject to co-insurance, and shall provide for thirty
(30) days written notice to Secured Party of the cancellation or material modification thereof. Debtor hereby appoints Secured Party as its attorney in fact to make proof loss, claim for insurance and adjustments with insurers, and to execute or endorse all documents, checks or drafts in connection with payments made as a result of any such insurance policies. Proceeds of insurance shall be applied, at the option of Secured Party, to repair or replace the Collateral or to reduce any of the indebtedness secured hereby.

5.   REPORTS.

     (a) Debtor shall promptly notify Secured Party in the event of (i) any change in the name of Debtor, (ii) any relocation of its chief executive offices, (iii) any relocation of any of the Collateral, (iv) any of the Collateral being lost, stolen, missing, destroyed, materially damaged or worn out, or (v) any lien, claim or encumbrance attaching or being made against any of the Collater-al other than Permitted Liens.

     (b) Debtor agrees to furnish its annual financial statements and such interim statements as Secured Party have and will have been prepared on a basis of generally accepted accounting princi-ples, and are and will be complete and correct and fairly present Debtor's financial condition as at the date thereof. Secured Party may at any reasonable time examine the books and records of Debtor and make copies thereof.

6.   FURTHER ASSURANCES.

     (a) Debtor shall upon request of Secured Party, furnish to Secured Party such further information, execute and deliver to Secured Party such documents and instruments (including, without limitation, Uniform Commercial Code financing statements) and do such other acts and things, as Secured Party may at anytime reasonably request relating to the perfection or protection of the security interest created by this Agreement or for the purpose of carrying out the intent of this Agreement. Without limiting the foregoing, Debtor shall cooperate and do all acts deemed necessary or advisable by Secured Party to continue in Secured Party a perfected first security interest in the Collateral, and shall obtain and furnish to Secured Party any subordinations, releases, landlord, lessor, or mortgagee waivers, and similar documents as may be from time to time requested by, and which are in form and substance satisfactory to, Secured Party.

     (b) Debtor hereby grants to Secured Party the power to sign Debtor's name and generally to act on behalf of Debtor to execute and file applications for title, transfers of title, financing statements, notices of lien and other documents pertaining to any or all of the Collateral. Debtor shall, if any certificate of title be required or permitted by law for any of the Collateral, obtain such certificate showing the lien hereof with respect to the Collateral and promptly deliver same to Secured Party.

     (c) Debtor shall indemnify and defend the Secured Party, it successors and assigns, and their respective directors, officers and employees, from and against any and all claims, actions and suits (including, without limitation, related attorneys' fees) of any kind, nature or description whatsoever arising, directly or indirectly, in connection with any of the Collateral.

7.   EVENTS OF DEFAULT.

     Debtor shall be in default under this Agreement and each of the other Debt Documents upon the occurrence of any of the following "Event(s) of Default":

     (a) Debtor fails to pay any installment or other amount due or coming due under any of the Debtor Documents within ten (10) days after its due date:

     (b) Any attempt by Debtor, without the prior written consent of Secured Party, to sell, rent, lease, mortgage, grant a security interest in, or otherwise transfer or encumber (except for Permitted Liens), any of the Collateral;

     (c) Debtor fails to procure, or maintain in effect at all times, any of the insurance on the Collateral in accordance with
Section 4 of this Agreement;

     (d) Debtor breaches any of its other obligations under any of the Debt Documents and fails to cure the same within thirty (30) days after written notice thereof;

     (e) Any warranty, representation or statement made by Debtor in any of the Debt Documents or otherwise in connection with any of the Indebtedness shall be false or misleading in any material respect;

     (f) Any of the Collateral being subjected to, or being threatened with, attachment, execution, levy, seizure or confisca-tion in any legal proceeding or otherwise;

     (g) Any default by Debtor under any other agreement between Debtor and Secured Party;

     (h) Any dissolution, termination of existence, merger, consolidation, change in controlling ownership, insolvency, or business failure of Debtor or any guarantor or other obligor for any of the Indebtedness (collectively "Guarantor"), or if Debtor or any Guarantor is a natural person, any death or incompetency of Debtor or such Guarantor;

     (i) The appointment of a receiver for all or of any part of the property of Debtor or any Guarantor, or any assignment for the benefit of creditors by Debtor or any Guarantor; or

     (j) The filing of a petition by Debtor or any Guarantor under any bankruptcy, insolvency or similar law, or the filing of any such petition against Debtor or any Guarantor if the same is not dismissed within thirty (30) days of such filing.

8.   REMEDIES OF DEFAULT.

     (a) Upon the occurrence of an Event of Default under this Agreement, the Secured Party, at its option, may declare any or all of the Indebtedness, including without limitation the Notes, to be immediately due and payable, without demand or notice to Debtor or any Guarantor. The obligations and liabilities accelerated thereby shall bear interest (both before and after any judgment) until paid in full at the lower of eighteen percent (18%) per annum or the maximum rate not prohibited by applicable law.

     (b) Upon such declaration of default, Secured Party shall have all of the rights and remedies of a Secured Party under the Uniform Commercial Code, and under any other applicable law. Without limiting the foregoing, Secured Party shall have the right to (i) notify any account debtor of Debtor or any obligor on any instrument which constitutes part of the Collateral to make payment to the Secured Party, (ii) with or without legal process, enter any premises where the Collateral may be and take possession and/or remove said Collateral from said premises, (iii) sell the Collater-al at public or private sale, in whole or in part, and have the right to bid and purchase at said sale, and/or (iv) lease or otherwise dispose of all or part of the Collateral, applying proceeds therefrom to the obligations then in default. If requested by Secured Party, Debtor shall promptly assemble the Collateral and make it available to Secured Party at a place to be designated by Secured Party which is reasonably convenient to both parties. Secured Party may also render any and all of the Collateral usable at the Debtor's premises and may dispose of such Collateral on such premises without liability for rent or costs. Any notice which Secured Party is required to give to Debtor under the Uniform Commercial Code of the time and place of any public sale or the time after which any private sale or other intended disposition of the Collateral is to be made shall be deemed to constitute reasonable notice if such notice is given to the last known address of Debtor at least five (5) days prior to such action.

     (c) Proceeds from any sale or lease or other disposition shall be applied: first, to all costs of repossession, storage, and disposition including without limitation attorneys', apprai-sers', and auctioneers' fees; second, to discharge the obligations then in default; third, to discharge any other Indebtedness of Debtor to Secured Party, whether as obligor, endorsor, guarantor, surety or indemnitor; fourth, to expenses incurred in paying or settling liens and claims against the Collateral; and lastly to Debtor, if there exists any surplus. Debtor shall remain fully liable for any deficiency.

     (d) In the event this Agreement, any Note or any other Debt Documents are placed in the hands of an attorney for collection of money due or to become due or to obtain performance of any provision hereof, Debtor agrees to pay all reasonable attorneys' fees incurred by Secured Party, and further agrees that payment of such fees is secured hereunder. Debtor and Secured Party agree that such fees to the extent not in excess of twenty percent (20%) of subject amount owing after default (if permitted by law, or such lesser sum as may otherwise be permitted by law) shall be deemed reasonable.

     (e) Secured Party's rights and remedies hereunder or otherwise arising are cumulative and may be exercised singularly or concurrently. Neither the failure nor any delay on the part of the Secured Party to exercise any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege. Secured Party shall not be deemed to have waived any of its rights hereunder or under any other agreement, instrument or paper signed by Debtor unless such waiver be in writing and signed by Secured Party. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion.

     (f) DEBTOR HEREBY UNCONDITIONALLY WAIVES ITS RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS AGREEMENT, ANY OF THE OTHER DEBT DOCUMENTS, ANY OF THE INDEBTEDNESS SECURED HEREBY, ANY DEALINGS BETWEEN DEBTOR AND SECURED PARTY RELATING TO THE SUBJECT MATTER OF THIS TRANSACTION OR ANY RELATED TRANSACTIONS, AND/OR THE RELATION-SHIP THAT IS BEING ESTABLISHED BETWEEN DEBTOR AND SECURED PARTY. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL APPLY TO ANY SUBSEQUENT AMEND-MENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, ANY OTHER DEBT DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO THIS TRANSACTION OR ANY RELATED TRANSACTION. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

9.   MISCELLANEOUS.

     (a) This Agreement, any Note and/or any of the other Debt Documents may be assigned, in whole or in party, by Secured Party without notice to Debtor, and Debtor hereby waives any defense, counterclaim or cross-complaint by Debtor against any assignee, agreeing that Secured Party shall be solely responsible therefor.

     (b) All notices to be given in connection with this Agreement shall be in writing, shall be addressed to the parties at their respective addresses set forth hereinabove (unless and until a different address may be specified in a written notice to the other party), and shall be deemed given (i) on the date of receipt if delivered in hand or by facsimile transmission, (ii) on the next business day after being sent by express mail, and (iii) on the fourth business day after being sent by regular, registered or certified mail. As used herein, the term "business day" shall mean and include any day other than Saturdays, Sundays, or other days on which commercial banks in New York, New York are required or authorized to be closed.

     (c) Secured Party may correct patient errors herein and fill in all blanks herein or in any Collateral Schedule consistent with the agreement of the parties.

     (d) Time is of the essence hereof. This Agreement shall be binding, jointly and severally, upon all parties described as the "Debtor" and their respective heirs, executors, representatives, successors and assigns, and shall inure to the benefit of Secured Party, its successors and assigns.

     (e) This Agreement and its Collateral Schedules constitute the entire agreement between the parties with respect to the subject matter hereof and supersede all prior understandings (whether written, verbal or implied) with respect thereto. This Agreement and its Collateral Schedules shall not be changed or terminated orally or by course of conduct, but only by a writing signed by both parties hereto. Section headings contained in this Agreement have been included for convenience only, and shall not affect the construction or interpretation hereof.

     (f) This Agreement shall continue in full force and effect until all of the Indebtedness has been indefeasibly paid in full to Secured Party. The surrender, upon payment or otherwise, of any note or any of the other documents evidencing any of the Indebted-ness shall not affect the right of Secured Party to retain the Collateral for such other Indebtedness as may then exist or as it may be reasonably contemplated will exist in the future. This Agreement shall automatically be reinstated in the event that Secured Party is ever required to return or restore the payment of all or any portion of the Indebtedness (all as though such payment had never been made).

     IN WITNESS WHEREOF, Debtor and Secured Party, intending to be legally bound hereby, have duly executed this Agreement in one or more counterparts, each of which shall be deemed to be an original, as of the day and year first aforesaid.


SECURED PARTY:                       DEBTOR:

General Electric Capital             Cyanede Plastics, Inc.
  Corporation

By:                                  By:

Title:                               Title:







































                         PROMISSORY NOTE


                             (Date)

Industrial Park, U.S. Highway 60 West, Henderson, Kentucky 42420
                       (Address of Maker)


FOR VALUE RECEIVED, CYANEDE PLASTICS, INC. ("Maker") promises, jointly and severally, if more than one, to pay to the order of GENERAL ELECTRIC CAPITAL CORPORATION or any subsequent holder hereof (each, a "Payee") at its office located at 3379 Peachtree Road, NE, #400, Atlanta, GA 30326 or at such other place as Payee or the holder hereof may designate, the principal sum of Two Million Six Hundred Seventy Three Thousand Nine Hundred Nineteen and no/100 Dollars ($2,673,919.00), with interest thereon, from the date hereof through and including the dates of payment, at the floating per annum simple interest ("Contract Rate") calculated as hereinafter set forth. The Contract Rate shall be adjusted once each calendar month, and such adjustment shall be effective during the adjustment period ("Adjustment Period") as hereinafter defined. Each Adjustment Period shall commence at the close of business on the last day of a calendar month and shall continue through the same day of the next succeeding calendar month. The Contract Rate for each Adjustment Period shall be equal to the sum of (i) Two and Fifty Five Hundredths percent (2.55%) per annum plus (ii) a variable per annum interest rate, which shall be the Libor Rate. "Libor Rate" shall mean, with respect to any adjustment period occurring during the term of this Promissory Note, an interest rate per annum equal to the average of the interbank offered rates for dollar deposits in the London market based on quotations at five major banks for thirty (30) day maturities, to the extent the rates offered by these banks is published in the "Money Rates" column of the Eastern Edition of the Wall Street Journal (provided, however, that with respect to the first Adjustment Period, it shall be determined as of the seventh Business Day next preceding the first day of such first Adjustment Period).

Subject to the other provisions hereof, the principal on this Note is payable in lawful money of the United States in Eighty Three
(83) consecutive monthly installments of Twenty Five Thousand Four Hundred Sixty Six and no/100 Dollars ($25,466.00) each plus interest at the Contract Rate ("Periodic Installment") and a final installment which shall be in the amount of the total outstanding unpaid principal and interest. The first Periodic Installment
shall be due and payable on                                    and
the following Periodic Installments and the final installment shall be due and payable on the same day of each succeeding period (each, a "Payment Date"). The number of Periodic Installments, and their due dates, will not change with fluctuations in the Contract Rate.

All payments shall be applied first to interest and then to principal. Each payment may, at the option of the Payee, be calculated and applied on an assumption that such payment would be made on its due date. The acceptance by a Payee of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute a waiver of payee's right to receive payment in full at such time or at any prior or subsequent time. Interest shall be calculated on the basis of a 360 day year.

The Maker hereby expressly authorizes the Payee to insert the date value is actually given in the blank space on the face hereof and on all related documents pertaining hereto.

This Note may be secured by a security agreement, chattel mortgage, pledge agreement or like instrument (each of which being herein-after called a "Security Agreement").

Time is of the essence hereof. If any installment or any other sum due under this Note or any Security Agreement is not received within ten (10) days after the applicable date, the Maker agrees to pay, in addition to the amount of each such installment or other sum, a late payment charge of five percent (5%) of said installment or other sum, but not exceeding any lawful maximum. If (i) Maker fails to make payment of any amount due hereunder within ten (10) days after the same becomes due and payable; or (ii) Maker is in default under or fails to perform under any term of condition contained in any Security Agreement, then the entire principal sum remaining unpaid, together with all accrued interest thereon and any other sum payable under this Note or the Security Agreement, at the election of Payee, shall immediately become due and payable, with interest thereon at the lesser of eighteen percent (18%) per annum or the highest rate not prohibited by applicable law from the date of such accelerated maturity until paid (both before and after any judgment).

This Note and any Security Agreement constitute the entire agreement of the Maker and Payee with respect to the subject matter hereof and supersedes all prior understandings, agreements and representations, express or implied.

No variation or modification of this Note, or any waiver of any of its provisions or conditions, shall be valid unless in writing and signed by an authorized representative of Maker and Payee. Any such waiver, consent, modification or change shall be effective only in the specific instance and for the specific purpose given.

Any provision in this Note or any Security Agreement which is in conflict with any statute, law or applicable rule shall be deemed omitted, modified or altered to conform thereto.


General Electric Capital           Cyanede Plastics, Inc.
Corporation

                                   /s/ M. James Feeney     (L.S.)
(Witness)                          (Signature)

                                   M. JAMES FEENEY
(Print Name)                       Print name (and title, if ap-
                                   plicable)




(Address)                          (Federal tax identification
                                   number)







































                          EXHIBIT 10.5

                       CORPORATE GUARANTY




                                      Date:                , 19



General Electric Capital Corporation
3379 Peachtree Road N.E. 400
Atlanta, Georgia  30326


     To induce you to enter into, purchase or otherwise acquire, now or at any time hereafter, any promissory notes, security agreements, chattel mortgages, pledge agreements, conditional sale contracts, lease agreements, and/or any other documents or instruments evidencing, or relating to, any lease, loan, extension of credit or other financial accommodation (collectively "Account Documents" and each an "Account Document") to Cyanede Plastics, Inc., a corporation organized and existing under the laws of the State of Kentucky ("Customer"), but without in any way binding you to do so, the undersigned, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, does hereby guarantee to you, your successors and assigns, the due regular and punctual payment of any sum or sums of money which the Customer may owe to you now or at any time hereafter, whether evidenced by an Account Document, on open account or otherwise, and whether it represents principal, interest, rent, late charges, indemnities, an original balance, an accelerated balance, liquidat-ed damages, a balance reduced by partial payment, a deficiency after sale or other disposition of any leased equipment, collateral or security, or any other type of sum of any kind whatsoever that the Customer may owe to you now or at any time hereafter, and does hereby further guarantee to you, your successors and assigns, the due, regular and punctual performance of any other duty or obligation of any kind or character whatsoever that the Customer may owe to you now or at any time hereafter (all such payment and performance obligations being collectively referred to as "Obliga-tions"). Undersigned does hereby further guarantee to pay upon demand all losses, costs, attorneys' reasonable fees and expenses which may be suffered by you by reason of Customer's default or default of the undersigned.

     This Guaranty is a guaranty of prompt payment and performance (and not merely a guaranty of collection). Nothing herein shall require you to first seek or exhaust any remedy against the Customer, its successors and assigns, or any other person obligated with respect to the Obligations, or to first foreclose, exhaust or otherwise proceed against any leased equipment, collateral or security which may be given in connection with the Obligations. It is agreed that you may, upon any breach or default of the Customer, or at any time thereafter, make demand upon the undersigned and receive payment and performance of the Obligations, with or without notice or demand for payment or performance by the Customer, its successors or assigns, or any other person. Suit may be brought and maintained against the undersigned, at your election, without joinder of the Customer or any other person as parties thereto.
The obligation of each signatory to this Guaranty shall be joint and several.

     The undersigned agrees that its obligations under this Guaranty shall be primary, absolute, continuing and unconditional, irrespective of and unaffected by any of the following actions or circumstances (regardless of any notice to or consent of the undersigned): (a) the genuineness, validity, regularity and enforceability of the Account Documents or any other documents; (b) any extension, renewal, amendment, change, waiver or other modification of the Account Documents or any other documents; (c) the absence of, or delay in, any action to enforce the Account Documents, this Guaranty or any other document; (d) your failure or delay in obtaining any other guaranty of the Obligations (includ-ing, without limitation, your failure to obtain the signature of any other guarantor hereunder); (e) the release of, extension of time for payment or performance by, or any other indulgence granted to the Customer or any other person with respect to the Obligations by operation of law or otherwise; (f) the existence, value, condition, loss, subordination or release (with or without substitution) of, or failure to have title to or perfect and maintain a security interest in, or the time, place and manner of any sale or other disposition of any leased equipment, collateral or security given in connection with the Obligations, or any other impairment (whether intentional or negligent, by operation of law or otherwise) of the rights of the undersigned; (g) the Customer's voluntary or involuntary bankruptcy, assignment for the benefit of creditors, reorganization, or similar proceedings affecting the Customer or any of its assets; or (h) any other action or circum-stances which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor.

     This Guaranty may be terminated upon delivery to you (at your address shown above) of a written termination notice from the undersigned. However, as to all Obligations (whether matured, unmatured, absolute, contingent or otherwise) incurred by the Customer prior to your receipt of such written termination notice (and regardless of any subsequent amendment, extension or other modification which may be made with respect to such Obligations), this Guaranty shall nevertheless continue and remain undischarged until all such Obligations are indefeasibly paid and performed in full.

     The undersigned agrees that this Guaranty shall remain in full force and effect or be reinstated (as the case may be) if at any time payment or performance of any of the Obligations (or any part thereof) is rescinded, reduced or must otherwise be restored or returned by you, all as though such payment or performance has not been made. If, by reason of any bankruptcy, insolvency or similar laws effecting the rights of creditors, you shall be prohibited from exercising any of your rights or remedies against the Customer or any other person or against any property, then, as between you and the undersigned, such prohibition shall be of no force and effect, and you shall have the right to make demand upon, and receive payment from, the undersigned of all amounts and other sums that would be due to you upon a default with respect to the Obligations.

     Notice of acceptance of this Guaranty and of any default by the Customer or any other person is hereby waived. Presentment, protest demand, and notice of protest, demand and dishonor of any of the Obligations, and the exercise of possessory, collection or other remedies for the Obligations, are hereby waived. The undersigned warrants that it has adequate means to obtain from the Customer on a continuing basis financial data and other information regarding the Customer and is not relying upon you to provide any such data or other information. Without limiting the foregoing, notice of adverse change in the Customer's financial condition or of any other fact which might materially increase the risk of the undersigned is also waived. All settlements, compromises, accounts stated and agreed balances made in good faith between the Customer, its successors or assigns, and you shall be binding upon and shall not affect the liability of the undersigned.

     Payment of all amounts now or hereafter owed to the under-signed by the Customer or any other obligor for any of the Obligations is hereby subordinated in right of payment to the indefeasible payment in full to you of all Obligations and is hereby assigned to you as a security therefor. The undersigned hereby irrevocably and unconditionally waives and relinquishes all statutory, contractual, common law, equitable and all other claims against the Customer, any other obligor for any of the Obligations, any collateral therefor, or any other assets of the Customer or any such other obligor, for subrogation, reimbursement, exoneration, contribution, indemnification, setoff or other recourse in respect of sums paid or payable to you by the undersigned hereunder, and the undersigned hereby further irrevocably and unconditionally waives and relinquishes any and all other benefits which it might otherwise directly or indirectly receive or be entitled to receive by reason of any amounts paid by, or collected or due from, it, the Customer or any other obligor for any of the Obligations, or realized from any of their respective assets.

     THE UNDERSIGNED HEREBY UNCONDITIONALLY WAIVES ITS RIGHT TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS GUARANTY, THE OBLIGATIONS GUARANTEED HEREBY, ANY OF THE RELATED DOCUMENTS, ANY DEALINGS BETWEEN US RELATING TO THE SUBJECT MATTER HEREOF OR THEREOF, AND/OR THE RELATIONSHIP THAT IS BEING ESTABLISHED BETWEEN US. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS GUARANTY, THE OBLIGATIONS GUARANTEED HEREBY, OR ANY RELATED DOCUMENTS. IN THE EVENT OF LITIGATION, THIS GUARANTY MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

     As used in this Guaranty, the word "person" shall include any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, or any government or any political subdivision thereof.

     This Guaranty is intended by the parties as a final expression of the guaranty of the undersigned and is also intended as a complete and exclusive statement of the terms thereof. No course of dealing, course of performance or trade usage, nor any paid evidence of any kind, shall be used to supplement or modify any of the terms hereof. Nor are there any conditions to the full effectiveness of this Guaranty. This Guaranty and each of its provisions may only be waived, modified, varied, released, terminated or surrendered, in whole or in part, by a duly autho-rized written instrument signed by you. No failure by you to exercise your rights hereunder shall give rise to any estoppel against you, or excuse the undersigned from performing hereunder. Your waiver of any right to demand performance hereunder shall not be a waiver of any subsequent or other right to demand performance hereunder.

     This Guaranty shall bind the undersigned's successors and assigns and the benefits thereof shall extend to and include your successors and assigns. In the event of default hereunder, you may at any time inspect undersigned's records, or at your option, undersigned shall furnish you with a current independent audit report. Guarantor agrees to furnish its annual 10K financial statements and quarterly 10Q interim statements to Secured Party.

     If any provisions of this Guaranty are in conflict with any applicable statute, rule or law, then such provisions shall be deemed null and void to the extent that they may conflict there-with, but without invalidating any other provisions hereof.

     Each signatory on behalf of a corporate guarantor warrants that he had authority to sign on behalf of such corporation and by so signing, to bind said guarantor corporation hereunder.

     IN WITNESS WHEREOF, the Guaranty is executed the day and year above written.

                                   Atlantis Plastics, Inc.


                                   By:
                                      (Signature)

                                   Title:
                                    (Officer's title)


ATTEST:
       Secretary/Assistant Secretary




                   STOCKHOLDERS CERTIFICATION

     We, the undersigned, being all of the stockholders of Atlantis Plastics, Inc. ("Guarantor"), the corporation which is about to execute a guaranty of the obligations of Cyanede Plastics, Inc. ("Customer") in favor of General Electric Capital Corporation (the "GECC Corporation"), do hereby certify to such GECC Corporation that it is to the benefit of the Guarantor to execute such guaranty, that the benefit to be received by the Guarantor from such guaranty is reasonably worth the obligations thereby guaran-teed, that the Guarantor is authorized to execute said guaranty, and that the persons executing the same on behalf of the Guarantor are duly authorized to do so in their named capacity and to thereby bind the Guarantor to the terms of said instrument as therein set forth.

Dated:                 , 19                                 (L.S.)


                                                            (L.S.)


                                                            (L.S.)


                                                            (L.S.)


                                                            (L.S.)




                      CERTIFIED RESOLUTION

     The undersigned hereby certifies that he is Secretary of Atlantis Plastics, Inc., that the following resolutions was passed by unanimous written consent of the Board of Directors of said corporation effective as of February 23, 1995, that said resolution has not since been revoked or amended, and that the form of guaranty referred to therein is the form shown attached hereto:

     "RESOLVED that it is to the benefit of this corporation that it execute a guaranty of the obligations of Cyanede Plastics, Inc. ("Customer") to General Electric Capital Corporation (the "GECC Corporation") and that the benefit to be received by this corpora-tion from such guaranty is reasonably worth the obligations thereby guaranteed, and further that such guaranty shall be substantially in the form annexed to these minutes, and further that the Vice President and Controller and Secretary (Title of Officers) of this corporation are authorized to execute such guaranty on behalf of this corporation."

     WITNESS my hand and seal of this corporation on this      day
of             , 1995.


     [Seal]
                                   Secretary





      CERTIFICATION AND REPRESENTATION BY SIGNING OFFICERS

     We, the undersigned, Peter Kacer and Peter W. Klein being the Vice President and Controller and Secretary of Atlantis Plastics, Inc., the corporation which executed the guaranty attached hereto, hereby jointly and severally certify and represent to General Electric Capital Corporation that each of the undersigned executed the guaranty for and on behalf of said corporation and that in so executing said instrument the undersigned were duly authorized to do so in their named capacity as officers and by so executing to hereby bind said guarantor corporation to the terms of said instrument as therein set forth.



                         (L.S.)                             (L.S.)

Date:                              Date:




                          EXHIBIT 10.6

                    MASTER SECURITY AGREEMENT


     THIS MASTER SECURITY AGREEMENT, made as of
("Agreement"), by and between General Electric Capital Corporation, a New York corporation with an address at 3379 Peachtree Road N.E. 400, Atlanta, GA ("Secured Party"), and PIERCE PLASTICS, INC., a corporation organized and existing under the laws of the State of Delaware with its chief executive offices located at 3362 S. Main Street, Elkhart, Indiana ("Debtor").

     In consideration of the promises herein contained and of certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Debtor and Secured
Party hereby agree as follows:

1.   CREATION OF SECURITY INTEREST.

     Debtor hereby gives, grants and assigns to Secured Party, its successors and assigns forever, a security interest in and against any and all property listed on any collateral schedule now or hereafter annexed hereto or made a part hereof ("Collateral Schedule"), and in and against any and all additions, attachments, accessories and accessions thereto, any and all substitutions, replacements or exchanges therefor, and any and all insurance and/or other proceeds thereof (all of the foregoing being herein-after individually and collectively referred to as the "Collater-al"). The foregoing security interest is given to secure the payment and performance of any and all debts, obligations and liabilities of any kind, nature or description whatsoever (whether primary, secondary, direct, contingent, sole, joint or several, or otherwise, and whether due or to become due) of Debtor to Secured Party, now existing or hereafter arising, including but not limited to the payment and performance of certain Promissory Notes from time to time identified on any Collateral Schedule (collectively "Notes" and each a "Note"), and any renewals, extensions and modifications of such debts, obligations and liabilities (all of the foregoing being hereinafter referred to as the "Indebtedness").

2.   REPRESENTATIONS, WARRANTIES AND COVENANTS OF DEBTOR.

     Debtor hereby represents, warrants and covenants as of the date hereof and as of the date of execution of each Collateral
Schedule hereto that:

     (a) Debtor is, and will remain, duly organized, existing and in good standing under the laws of the State set forth in the first paragraph of this Agreement, has its chief executive offices at the location set forth in such paragraph, and is, and will remain, duly qualified and licensed in every jurisdiction whatever necessary to carry on its business and operations;

     (b) Debtor has adequate power and capacity to enter into, and to perform its obligations, under this Agreement, each Note and any other documents evidencing, or given in connection with, any of the Indebtedness (all of the foregoing being hereinafter referred to as the "Debt Documents");

     (c) This Agreement and the other Debt Documents have been duly authorized, executed and delivered by Debtor and constitute legal, valid and binding agreements enforceable under all applica-ble laws in accordance with their terms, except to the extent that the enforcement of remedies may be limited under applicable bankruptcy and insolvency laws;

     (d) No approval, consent or withholding of objections is required from any governmental authority or instrumentality with respect to the entry into, or performance by, Debtor of any of the Debt Documents, except such as may have already been obtained;

     (e) The entry into, and performance by, Debtor of the Debt Documents will not (i) violate any of the organizational documents of Debtor or any judgment, order, law or regulation applicable to Debtor, or (ii) result in any breach of, constitute a default under, or result in the creation of any lien, claim or encumbrance on any of Debtor's property (except for liens in favor of Secured Party) pursuant to, any indenture mortgage, deed of trust, bank loan, credit agreement, or other agreement or instrument to which Debtor is a party;

     (f) There are no suits or proceedings pending or threatened in court or before any commission, board or other administrative agency against or affecting Debtor which could, in the aggregate, have a material adverse effect on Debtor, its business or opera-tions, or its ability to perform its obligations under the Debt Documents;

     (g) All financial statements delivered to Secured Party in connection with the Indebtedness have been prepared in accordance with generally accepted accounting principles, and since the date of the most recent financial statement, there has been no material adverse change;

     (h) The Collateral is not, and will not be, used by Debtor for personal, family or household purposes;

     (i) The Collateral is, and will remain, in good condition and repair and Debtor will not be negligent in the care and use thereof;

     (j) Debtor is, and will remain, the sole and lawful owner, and in possession of, the Collateral, and has the sole right and lawful authority to grant the security interest described in this Agreement; and

     (k) The Collateral is, and will remain, free and clear of all liens, claims and encumbrances of every kind, nature and descrip-tion, except for (i) liens in favor of Secured Party, (ii) liens for taxes not yet due or for taxes being contested in good faith and which do not involve, in the reasonable judgment of Secured Party, any risk of the sale, forfeiture or loss of any of the Collateral, and (iii) inchoate materialmen's, mechanic's, repair-man's and similar liens arising by operation of law in the normal course of business for amounts which are not delinquent (all of such permitted liens being hereinafter referred to as "Permitted Liens").

3.   COLLATERAL.

     (a) Until the declaration of any default hereunder, Debtor shall remain in possession of the Collateral; provided, however, that Secured Party shall have the right to possess (i) any chattel paper or instrument that constitutes a part of the Collateral, and
(ii) any other Collateral which because of its nature may require that Secured Party's security interest therein be perfected by possession. Secured Party, its successors and assigns, and their respective agents, shall have the right to examine and inspect any of the Collateral at any time during normal business hours. Upon any request from Secured Party, Debtor shall provide Secured Party with notice of the then current location of the Collateral.

     (b) Debtor shall (i) use the Collateral only in its trade or business, (ii) maintain all of the Collateral in good condition and working order, (iii) use and maintain the Collateral only in compliance with all applicable laws, and (iv) keep all of the Collateral free and clear of all liens, claims and encumbrances (except for Permitted Liens).

     (c) Debtor shall not, without the prior written consent of Secured Party, (i) part with possession of any of the Collateral (except to Secured Party or for maintenance and repair, (ii) remove any of the Collateral from the continental United States, or (iii) sell rent, lease, mortgage, grant a security interest in or otherwise transfer or encumber (except for Permitted Liens) any of the Collateral.

     (d) Debtor shall pay promptly when due all taxes, license fees, assessments and public and private charges levied or assessed on any of the Collateral, on the use thereof, or on this Agreement or any of the other Debt Documents. At its option, Secured Party may discharge taxes. liens, security interests or other encum-brances at any time levied or placed on the Collateral and may pay for the maintenance, insurance and preservation of the Collateral or to effect compliance with the terms of this Agreement or any of the other Debt Documents. Debtor shall reimburse Secured Party, on demand, for any and all costs and expenses incurred by Secured Party in connection therewith and agrees that such reimbursement obligation shall be secured hereby.

     (e) Debtor shall, at all times, keep accurate and complete records of the Collateral, and Secured Party, its successors and assigns, and their respective agents, shall have the right to examine, inspect, and make extracts from all of Debtor's books and records relating to the Collateral at any time during normal business hours.

     (f) If agreed by the parties, Secured Party may, but shall in no event be obligated to, accept substitutions and exchanges of property for property, and additions to the property, constituting all or any part of the Collateral. Such substitutions, exchanges and additions shall be accomplished at any time and from time to time, by the substitution of a revised Collateral Schedule for the Collateral Schedule now or hereafter annexed. Any property which may be substituted, exchanged or added as aforesaid shall consti-tute a portion of the Collateral and shall be subject to the security interests granted herein. Additions to, reductions or exchanges of, or substitutions for, the Collateral, payments on account of any obligation or liability secured hereby, increases in the obligations and liabilities secured hereby, or the creation of additional obligations and liabilities secured hereby, may from time to time be made or occur without affecting the provisions of this Agreement or the provisions of any obligation or liability which this Agreement secures.

     (g) any third person at any time from time to time holding all or any portion of the Collateral shall be deemed to, and shall, hold the Collateral as the agent of, and as pledge holer for, Secured Party. At any time and from time to time, Secured Party may give notice to any third person holding all or any portion of the Collateral that such third person is holding the Collateral as the agent of, and as pledge holder for, the Secured Party.

4.   INSURANCE.

     The Collateral shall at all times be held at Debtor's risk, and Debtor shall keep it insured against loss or damage by fire and extended coverage perils, theft, burglary, and for any or all Collateral which are vehicles, for risk of loss by collision,and where requested by Secured Party, against other risks as required thereby, for the full replacement value thereof, with companies, in amounts and under policies acceptable to Secured Party. Debtor shall, if Secured Party so requires, deliver to Secured Party policies or certificates of insurance evidencing such coverage. Each policy shall name Secured Party as loss payee thereunder, shall provide for coverage to Secured Party regardless of the breach by Debtor of any warranty or representation made therein, shall not be subject to co-insurance, and shall provide for thirty
(30) days written notice to Secured Party of the cancellation or material modification thereof. Debtor hereby appoints Secured Party as its attorney in fact to make proof loss, claim for insurance and adjustments with insurers, and to execute or endorse all documents, checks or drafts in connection with payments made as a result of any such insurance policies. Proceeds of insurance shall be applied, at the option of Secured Party, to repair or replace the Collateral or to reduce any of the indebtedness secured hereby.

5.   REPORTS.

     (a) Debtor shall promptly notify Secured Party in the event of (i) any change in the name of Debtor, (ii) any relocation of its chief executive offices, (iii) any relocation of any of the Collateral, (iv) any of the Collateral being lost, stolen, missing, destroyed, materially damaged or worn out, or (v) any lien, claim or encumbrance attaching or being made against any of the Col-lateral other than Permitted Liens.

     (b) Debtor agrees to furnish its annual financial statements and such interim statements as Secured Party have and will have been prepared on a basis of generally accepted accounting princi-ples, and are and will be complete and correct and fairly present Debtor's financial condition as at the date thereof. Secured Party may at any reasonable time examine the books and records of Debtor and make copies thereof.

6.   FURTHER ASSURANCES.

     (a) Debtor shall upon request of Secured Party, furnish to Secured Party such further information, execute and deliver to Secured Party such documents and instruments (including, without limitation, Uniform Commercial Code financing statements) and do such other acts and things, as Secured Party may at anytime reasonably request relating to the perfection or protection of the security interest created by this Agreement or for the purpose of carrying out the intent of this Agreement. Without limiting the foregoing, Debtor shall cooperate and do all acts deemed necessary or advisable by Secured Party to continue in Secured Party a perfected first security interest in the Collateral, and shall obtain and furnish to Secured Party any subordinations, releases, landlord, lessor, or mortgagee waivers, and similar documents as may be from time to time requested by, and which are in form and substance satisfactory to, Secured Party.

     (b) Debtor hereby grants to Secured Party the power to sign Debtor's name and generally to act on behalf of Debtor to execute and file applications for title, transfers of title, financing statements, notices of lien and other documents pertaining to any or all of the Collateral. Debtor shall, if any certificate of title be required or permitted by law for any of the Collateral, obtain such certificate showing the lien hereof with respect to the Collateral and promptly deliver same to Secured Party.

     (c) Debtor shall indemnify and defend the Secured Party, it successors and assigns, and their respective directors, officers and employees, from and against any and all claims, actions and suits (including, without limitation, related attorneys' fees) of any kind, nature or description whatsoever arising, directly or indirectly, in connection with any of the Collateral.

7.   EVENTS OF DEFAULT.

     Debtor shall be in default under this Agreement and each of the other Debt Documents upon the occurrence of any of the following "Event(s) of Default":

     (a) Debtor fails to pay any installment or other amount due or coming due under any of the Debtor Documents within ten (10) days after its due date:

     (b) Any attempt by Debtor, without the prior written consent of Secured Party, to sell, rent, lease, mortgage, grant a security interest in, or otherwise transfer or encumber (except for Permitted Liens), any of the Collateral;

     (c) Debtor fails to procure, or maintain in effect at all times, any of the insurance on the Collateral in accordance with
Section 4 of this Agreement;

     (d) Debtor breaches any of its other obligations under any of the Debt Documents and fails to cure the same within thirty (30) days after written notice thereof;

     (e) Any warranty, representation or statement made by Debtor in any of the Debt Documents or otherwise in connection with any of the Indebtedness shall be false or misleading in any material respect;

     (f) Any of the Collateral being subjected to, or being threatened with, attachment, execution, levy, seizure or confisca-tion in any legal proceeding or otherwise;

     (g) Any default by Debtor under any other agreement between Debtor and Secured Party;

     (h) Any dissolution, termination of existence, merger, consolidation, change in controlling ownership, insolvency, or business failure of Debtor or any guarantor or other obligor for any of the Indebtedness (collectively "Guarantor"), or if Debtor or any Guarantor is a natural person, any death or incompetency of Debtor or such Guarantor;

     (i) The appointment of a receiver for all or of any part of the property of Debtor or any Guarantor, or any assignment for the benefit of creditors by Debtor or any Guarantor; or

     (j) The filing of a petition by Debtor or any Guarantor under any bankruptcy, insolvency or similar law, or the filing of any such petition against Debtor or any Guarantor if the same is not dismissed within thirty (30) days of such filing.

8.   REMEDIES OF DEFAULT.

     (a) Upon the occurrence of an Event of Default under this Agreement, the Secured Party, at its option, may declare any or all of the Indebtedness, including without limitation the Notes, to be immediately due and payable, without demand or notice to Debtor or any Guarantor. The obligations and liabilities accelerated thereby shall bear interest (both before and after any judgment) until paid in full at the lower of eighteen percent (18%) per annum or the maximum rate not prohibited by applicable law.

     (b) Upon such declaration of default, Secured Party shall have all of the rights and remedies of a Secured Party under the Uniform Commercial Code, and under any other applicable law. Without limiting the foregoing, Secured Party shall have the right to (i) notify any account debtor of Debtor or any obligor on any instrument which constitutes part of the Collateral to make payment to the Secured Party, (ii) with or without legal process, enter any premises where the Collateral may be and take possession and/or remove said Collateral from said premises, (iii) sell the Collater-al at public or private sale, in whole or in part, and have the right to bid and purchase at said sale, and/or (iv) lease or otherwise dispose of all or part of the Collateral, applying proceeds therefrom to the obligations then in default. If requested by Secured Party, Debtor shall promptly assemble the Collateral and make it available to Secured Party at a place to be designated by Secured Party which is reasonably convenient to both parties. Secured Party may also render any and all of the Collateral usable at the Debtor's premises and may dispose of such Collateral on such premises without liability for rent or costs. Any notice which Secured Party is required to give to Debtor under the Uniform Commercial Code of the time and place of any public sale or the time after which any private sale or other intended disposition of the Collateral is to be made shall be deemed to constitute reasonable notice if such notice is given to the last known address of Debtor at least five (5) days prior to such action.

     (c) Proceeds from any sale or lease or other disposition shall be applied: first, to all costs of repossession, storage, and disposition including without limitation attorneys', apprai-sers', and auctioneers' fees; second, to discharge the obligations then in default; third, to discharge any other Indebtedness of Debtor to Secured Party, whether as obligor, endorsor, guarantor, surety or indemnitor; fourth, to expenses incurred in paying or settling liens and claims against the Collateral; and lastly to Debtor, if there exists any surplus. Debtor shall remain fully liable for any deficiency.

     (d) In the event this Agreement, any Note or any other Debt Documents are placed in the hands of an attorney for collection of money due or to become due or to obtain performance of any provision hereof, Debtor agrees to pay all reasonable attorneys' fees incurred by Secured Party, and further agrees that payment of such fees is secured hereunder. Debtor and Secured Party agree that such fees to the extent not in excess of twenty percent (20%) of subject amount owing after default (if permitted by law, or such lesser sum as may otherwise be permitted by law) shall be deemed reasonable.

     (e) Secured Party's rights and remedies hereunder or otherwise arising are cumulative and may be exercised singularly or concurrently. Neither the failure nor any delay on the part of the Secured Party to exercise any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege. Secured Party shall not be deemed to have waived any of its rights hereunder or under any other agreement, instrument or paper signed by Debtor unless such waiver be in writing and signed by Secured Party. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion.

     (f) DEBTOR HEREBY UNCONDITIONALLY WAIVES ITS RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS AGREEMENT, ANY OF THE OTHER DEBT DOCUMENTS, ANY OF THE INDEBTEDNESS SECURED HEREBY, ANY DEALINGS BETWEEN DEBTOR AND SECURED PARTY RELATING TO THE SUBJECT MATTER OF THIS TRANSACTION OR ANY RELATED TRANSACTIONS, AND/OR THE RELATION-SHIP THAT IS BEING ESTABLISHED BETWEEN DEBTOR AND SECURED PARTY. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL APPLY TO ANY SUBSEQUENT AMEND-MENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, ANY OTHER DEBT DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO THIS TRANSACTION OR ANY RELATED TRANSACTION. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

9.   MISCELLANEOUS.

     (a) This Agreement, any Note and/or any of the other Debt Documents may be assigned, in whole or in party, by Secured Party without notice to Debtor, and Debtor hereby waives any defense, counterclaim or cross-complaint by Debtor against any assignee, agreeing that Secured Party shall be solely responsible therefor.

     (b) All notices to be given in connection with this Agreement shall be in writing, shall be addressed to the parties at their respective addresses set forth hereinabove (unless and until a different address may be specified in a written notice to the other party), and shall be deemed given (i) on the date of receipt if delivered in hand or by facsimile transmission, (ii) on the next business day after being sent by express mail, and (iii) on the fourth business day after being sent by regular, registered or certified mail. As used herein, the term "business day" shall mean and include any day other than Saturdays, Sundays, or other days on which commercial banks in New York, New York are required or authorized to be closed.

     (c) Secured Party may correct patient errors herein and fill in all blanks herein or in any Collateral Schedule consistent with the agreement of the parties.

     (d) Time is of the essence hereof. This Agreement shall be binding, jointly and severally, upon all parties described as the "Debtor" and their respective heirs, executors, representatives, successors and assigns, and shall inure to the benefit of Secured Party, its successors and assigns.

     (e) This Agreement and its Collateral Schedules constitute the entire agreement between the parties with respect to the subject matter hereof and supersede all prior understandings (whether written, verbal or implied) with respect thereto. This Agreement and its Collateral Schedules shall not be changed or terminated orally or by course of conduct, but only by a writing signed by both parties hereto. Section headings contained in this Agreement have been included for convenience only, and shall not affect the construction or interpretation hereof.

     (f) This Agreement shall continue in full force and effect until all of the Indebtedness has been indefeasibly paid in full to Secured Party. The surrender, upon payment or otherwise, of any note or any of the other documents evidencing any of the Indebted-ness shall not affect the right of Secured Party to retain the Collateral for such other Indebtedness as may then exist or as it may be reasonably contemplated will exist in the future. This Agreement shall automatically be reinstated in the event that Secured Party is ever required to return or restore the payment of all or any portion of the Indebtedness (all as though such payment had never been made).

     IN WITNESS WHEREOF, Debtor and Secured Party, intending to be legally bound hereby, have duly executed this Agreement in one or more counterparts, each of which shall be deemed to be an original, as of the day and year first aforesaid.


SECURED PARTY:                       DEBTOR:

General Electric Capital             Pierce Plastics, Inc.
  Corporation


By:                                  By:

Title:                               Title:






































                         PROMISSORY NOTE


                             (Date)

      3362 S. Main Street, Elkhart, Elkhart County, Indiana
                       (Address of Maker)


FOR VALUE RECEIVED, Pierce Plastics, Inc. ("Maker") promises, jointly and severally, if more than one, to pay to the order of GENERAL ELECTRIC CAPITAL CORPORATION or any subsequent holder hereof (each, a "Payee") at its office located at 3379 Peachtree Road, NE, #400, Atlanta, GA 30326 or at such other place as Payee or the holder hereof may designate, the principal sum of Two Hundred Twenty One Thousand Seven Hundred Ninety and no/100 Dollars ($221,790.00), with interest thereon, from the date hereof through and including the dates of payment, at the floating per annum simple interest ("Contract Rate") calculated as hereinafter set forth. The Contract Rate shall be adjusted once each calendar month, and such adjustment shall be effective during the adjustment period ("Adjustment Period") as hereinafter defined. Each Adjustment Period shall commence at the close of business on the last day of a calendar month and shall continue through the same day of the next succeeding calendar month. The Contract Rate for each Adjustment Period shall be equal to the sum of (i) Two and Fifty Five Hundredths percent (2.55%) per annum plus (ii) a variable per annum interest rate, which shall be the Libor Rate. "Libor Rate" shall mean, with respect to any adjustment period occurring during the term of this Promissory Note, an interest rate per annum equal to the average of the interbank offered rates for dollar deposits in the London market based on quotations at five major banks for thirty (30) day maturities, to the extent the rates offered by these banks is published in the "Money Rates" column of the Eastern Edition of the Wall Street Journal (provided, however, that with respect to the first Adjustment Period, it shall be determined as of the seventh Business Day next preceding the first day of such first Adjustment Period).

Subject to the other provisions hereof, the principal on this Note is payable in lawful money of the United States in Eighty Three
(83) consecutive monthly installments of Two Thousand One Hundred Twelve and no/100 Dollars ($2,112.00) each plus interest at the Contract Rate ("Periodic Installment") and a final installment which shall be in the amount of the total outstanding unpaid principal and interest. The first Periodic Installment shall be
due and payable on                              and the following
Periodic Installments and the final installment shall be due and payable on the same day of each succeeding period (each, a "Payment Date"). The number of Periodic Installments, and their due dates, will not change with fluctuations in the Contract Rate.

All payments shall be applied first to interest and then to principal. Each payment may, at the option of the Payee, be calculated and applied on an assumption that such payment would be made on its due date. The acceptance by a Payee of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute a waiver of payee's right to receive payment in full at such time or at any prior or subsequent time. Interest shall be calculated on the basis of a 360 day year.

The Maker hereby expressly authorizes the Payee to insert the date value is actually given in the blank space on the face hereof and on all related documents pertaining hereto.

This Note may be secured by a security agreement, chattel mortgage, pledge agreement or like instrument (each of which being herein-after called a "Security Agreement").

Time is of the essence hereof. If any installment or any other sum due under this Note or any Security Agreement is not received within ten (10) days after the applicable date, the Maker agrees to pay, in addition to the amount of each such installment or other sum, a late payment charge of five percent (5%) of said installment or other sum, but not exceeding any lawful maximum. If (i) Maker fails to make payment of any amount due hereunder within ten (10) days after the same becomes due and payable; or (ii) Maker is in default under or fails to perform under any term of condition contained in any Security Agreement, then the entire principal sum remaining unpaid, together with all accrued interest thereon and any other sum payable under this Note or the Security Agreement, at the election of Payee, shall immediately become due and payable, with interest thereon at the lesser of eighteen percent (18%) per annum or the highest rate not prohibited by applicable law from the date of such accelerated maturity until paid (both before and after any judgment).

This Note and any Security Agreement constitute the entire agreement of the Maker and Payee with respect to the subject matter hereof and supersedes all prior understandings, agreements and representations, express or implied.

No variation or modification of this Note, or any waiver of any of its provisions or conditions, shall be valid unless in writing and signed by an authorized representative of Maker and Payee. Any such waiver, consent, modification or change shall be effective only in the specific instance and for the specific purpose given.

Any provision in this Note or any Security Agreement which is in conflict with any statute, law or applicable rule shall be deemed omitted, modified or altered to conform thereto.


General Electric Capital           Pierce Plastics, Inc.
Corporation

                                   /s/ M. James Feeney     (L.S.)
(Witness)                          (Signature)

                                   M. JAMES FEENEY
(Print Name)                       Print name (and title, if ap-
                                   plicable)




(Address)                          (Federal tax identification
                                   number)







































                          EXHIBIT 10.7

                       CORPORATE GUARANTY


                                  Date:                      , 19


General Electric Capital Corporation
3379 Peachtree Road N.E. 400
Atlanta, GA  30326


     To induce you to enter into, purchase or otherwise acquire, now or at any time hereafter, any promissory notes, security agreements, chattel mortgages, pledge agreements, conditional sale contracts, lease agreements, and/or any other documents or instruments evidencing, or relating to, any lease, loan, extension of credit or other financial accommodation (collectively "Account Documents" and each an "Account Document") to Pierce Plastics, Inc., a corporation organized and existing under the laws of the State of Delaware ("Customer"), but without in any way binding you to do so, the undersigned, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, does hereby guarantee to you, your successors and assigns, the due regular and punctual payment of any sum or sums of money which the Customer may owe to you now or at any time hereafter, whether evidenced by an Account Document, on open account or otherwise, and whether it represents principal, interest, rent, late charges, indemnities, an original balance, an accelerated balance, liquidat-ed damages, a balance reduced by partial payment, a deficiency after sale or other disposition of any leased equipment, collateral or security, or any other type of sum of any kind whatsoever that the Customer may owe to you now or at any time hereafter, and does hereby further guarantee to you, your successors and assigns, the due, regular and punctual performance of any other duty or obligation of any kind or character whatsoever that the Customer may owe to you now or at any time hereafter (all such payment and performance obligations being collectively referred to as "Obliga-tions"). Undersigned does hereby further guarantee to pay upon demand all losses, costs, attorneys' (reasonable) fees and expenses which may be suffered by you by reason of Customer's default or default of the undersigned.

     This Guaranty is a guaranty of prompt payment and performance (and not merely a guaranty of collection). Nothing herein shall require you to first seek or exhaust any remedy against the Customer, its successors and assigns, or any other person obligated with respect to the Obligations, or to first foreclose, exhaust or otherwise proceed against any leased equipment, collateral or security which may be given in connection with the Obligations. It is agreed that you may, upon any breach or default of the Customer, or at any time thereafter, make demand upon the undersigned and receive payment and performance of the Obligations, with or without notice or demand for payment or performance by the Customer, its successors or assigns, or any other person. Suit may be brought and maintained against the undersigned, at your election, without joinder of the Customer or any other person as parties thereto.
The obligations of each signatory to this Guaranty shall be joint and several.

     The undersigned agrees that its obligations under this Guaranty shall be primary, absolute, continuing and unconditional, irrespective of and unaffected by any of the following actions or circumstances (regardless of any notice to or consent of the undersigned): (a) the genuineness, validity, regularity and enforceability of the Account Documents or any other document; (b) any extension, renewal, amendment, change, waiver or other modification of the Account Documents or any other document; (c) the absence of, or delay in, any action to enforce the Account Documents, this Guaranty or any other document; (d) your failure or delay in obtaining any other guaranty of the Obligations (includ-ing, without limitation, your failure to obtain the signature of any other guarantor hereunder); (e) the release of, extension of time for payment or performance by, or any other indulgence granted to the Customer or any other person with respect to the Obligations by operation of law or otherwise; (f) the existence, value, condition, loss, subordination or release (with or without substitution) of, or failure to have title to or perfect and maintain a security interest in, or the time, place and manner of any sale or other disposition of any leased equipment, collateral or security given in connection with the Obligation, or any other impairment (whether intentional or negligent, by operation of law or otherwise) of the rights of the undersigned; (g) the Customer's voluntary or involuntary bankruptcy, assignment for the benefit of creditors, reorganization, or similar proceedings affecting the Customer or any of its assets; or (h) any other action or circum-stances which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor.

     This Guaranty may be terminated upon delivery to you (at your address shown above) of a written termination notice from the undersigned. However, as to all Obligations (whether matured, unmatured, absolute, contingent or otherwise) incurred by the Customer prior to your receipt of such written termination notice (and regardless of any subsequent amendment, extension or other modification which may be made with respect to such Obligations), this Guaranty shall nevertheless continue and remain undischarged until all such Obligations are indefeasibly paid and performed in full.

     The undersigned agrees that this Guaranty shall remain in full force and effect or be reinstated (as the case may be) if at any time payment or performance of any of the Obligations (or any part thereof) is rescinded, reduced or must otherwise be restored or returned by you, all as though such payment or performance had not been made. If, by reason of any bankruptcy, insolvency or similar laws effecting the rights of creditors, you shall be prohibited from exercising any of your rights or remedies against the Customer or any other person or against any property, then, as between you and the undersigned, such prohibition shall be of no force and effect, and you shall have the right to make demand upon, and receive payment from, the undersigned of all amounts and other sums that would be due to you upon a default with respect to the Obligations.

     Notice of acceptance of this Guaranty and of any default by the Customer or any other person is hereby waived. Presentment, protest demand, and notice of protest, demand and dishonor of any of the Obligations, and the exercise of possessory, collection or other remedies for the Obligations, are hereby waived. The undersigned warrants that it has adequate means to obtain from the Customer on a continuing basis financial data and other information regarding the Customer and is not relying upon you to provide any such data or other information. Without limiting the foregoing, notice of adverse change in the Customer's financial condition or of any other fact which might materially increase the risk of the undersigned is also waived. All settlements, compromises, accounts stated and agreed balances made in good faith between the Customer, its successors or assigns, and you shall be binding upon and shall not affect the liability of the undersigned.

     Payment of all amounts now or hereafter owed to the under-signed by the Customer or any other obligor for any of the Obligations is hereby subordinated in right of payment to the indefeasibly payment in full to you of all Obligations and is hereby assigned to you as a security therefor. The undersigned hereby irrevocably and unconditionally waives and relinquishes all statutory, contractual, common law, equitable and all other claims against the Customer, any other obligor for any of the Obligations, any collateral therefor, or any other assets of the Customer or any such other obligor, for subrogation, reimbursement, exoneration, contribution, indemnification, setoff or other recourse in respect of sums paid or payable to you by the undersigned hereunder, and the undersigned hereby further irrevocably and unconditionally waives and relinquishes any and all other benefits which it might otherwise directly or indirectly receive or be entitled to receive by reason of any amounts paid by, or collected or due from it, the Customer or any other obligor for any of the Obligations, or realized from any of their respective assets.

     THE UNDERSIGNED HEREBY UNCONDITIONALLY WAIVES ITS RIGHT TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS GUARANTY, THE OBLIGATIONS GUARANTEED HEREBY, ANY OF THE RELATED DOCUMENTS, ANY DEALINGS BETWEEN US RELATING TO THE SUBJECT MATTER HEREOF OR THEREOF, AND/OR THE RELATIONSHIP THAT IS BEING ESTABLISHED BETWEEN US. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS GUARANTY, THE OBLIGATIONS GUARANTEED HEREBY, OR ANY RELATED DOCUMENTS. IN THE EVENT OF LITIGATION, THIS GUARANTY MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

     As used in this Guaranty, the word "person" shall include any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, or any government or any political subdivision thereof.

     This Guaranty is intended by the parties as a final expression of the guaranty of the undersigned and is also intended as a complete and exclusive statement of the terms thereof. No course of dealing, course of performance or trade usage, nor any paid evidence of any kind, shall be used to supplement or modify any of the terms hereof. Nor are there any conditions to the full effectiveness of this Guaranty. This Guaranty and each of its provisions may only be waived, modified, varied, released, terminated or surrendered, in whole or in part, by a duly autho-rized written instrument signed by you. No failure by you to exercise your rights hereunder shall give rise to any estoppel against you, or excuse the undersigned from performing hereunder. Your waiver of any right to demand performance hereunder shall not be a waiver of any subsequent or other right to demand performance hereunder.

     This Guaranty shall bind the undersigned's successors and assigns and the benefits thereof shall extend to and include your successors and assigns. In the event of default hereunder, you may at any time inspect undersigned's records, or at your option, undersigned shall furnish you with a current independent audit report. Guarantor agrees to furnish its annual 10K financial statements and quarterly 10Q interim statements to Secured Party.

     If any provisions of this Guaranty are in conflict with any applicable statute, rule or law, then such provisions shall be deemed null and void to the extent that they may conflict there-with, but without invalidating any other provisions hereof.

     Each signatory on behalf of a corporate guarantor warrants that he had authority to sign on behalf of such corporation and by so signing, to bind said guarantor hereunder.

     IN WITNESS WHEREOF, this Guaranty is executed the day and year first above written.


                                   Atlantis Plastics, Inc.


                                   By:
                                       (Signature)



                                   Title:
                                          (Officer's Title)




ATTEST:
       Secretary/Assistant Secretary




                   Stockholders Certification

     We, the undersigned, being all of the stockholders of Atlantis Plastics, Inc. ("Guarantor"), the corporation which is about to execute a guaranty of the obligations of Pierce Plastics, Inc. ("Customer") in favor of General Electric Capital Corporation (the "GECC Corporation"), do hereby certify to such GECC Corporation that it is to the benefit of the Guarantor to execute such guaranty, that the benefits to be received by the Guarantor from such guaranty is reasonably worth the obligations thereby guaran-teed, that the Guarantor is authorized to execute said guaranty, and that the persons executing the same on behalf of the Guarantor are duly authorized to do so in their named capacity and to thereby bind the Guarantor to the terms of said instrument as therein set forth.


Dated:                      19,                              (L.S.)


                                                             (L.S.)


                                                             (L.S.)


                                                             (L.S.)


                                                             (L.S.)


                      Certified Resolution

     The undersigned hereby certifies that he is Secretary of Atlantis Plastics, Inc., that the following resolution was passed by unanimous written consent of the Board of Directors of said corporation effective as of February 23, 1995, that said resolution has not since been revoked or amended, and that the form of guaranty referred to therein is the form shown attached hereto.

     "RESOLVED" that it is to the benefit of this corporation that it execute a guaranty of the obligations of Pierce Plastics, Inc. ("Customer") to General Electric Capital Corporation (the "GECC Corporation") and that the benefit to be received by this corpora-tion from such guaranty is reasonably worth the obligations thereby guaranteed, and further that such guaranty shall be substantially in the form annexed to these minutes, and further that the Vice President and Controller and Secretary (Title of Officers) of this corporation are authorized to execute such guaranty on the behalf of this corporation.

     WITNESS my hand and the seal of this corporation on this
day of                , 19  .


[Seal]
                                   Secretary


      Certification and Representation by Signing Officers

     We, the undersigned,                        and
       being the Vice President and Controller and Secretary of Atlantis Plastics, Inc., the corporation which executed the guaranty attached hereto, hereby jointly and severally certify and represent to General Electric Capital Corporation that each of the undersigned executed the guaranty for and on behalf of said corporation and that in so executing said instrument the under-signed were duly authorized to do so in their named capacity as officers and by so executing to hereby bind said guarantor corporation to the terms of said instrument as therein set forth.

                         (L.S.)                             (L.S.)


Date:                              Date:








                          EXHIBIT 10.8

                    MASTER SECURITY AGREEMENT


     THIS MASTER SECURITY AGREEMENT, made as of
("Agreement"), by and between General Electric Capital Corporation, a New York corporation with an address at 3379 Peachtree Road N.E. 400, Atlanta, GA ("Secured Party"), and PLASTIC CONTAINERS, INC., a corporation organized and existing under the laws of the State of Alabama with its chief executive offices located at 701 East Jackson Street, Demopolis, Alabama ("Debtor").

     In consideration of the promises herein contained and of certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Debtor and Secured
Party hereby agree as follows:

1.   CREATION OF SECURITY INTEREST.

     Debtor hereby gives, grants and assigns to Secured Party, its successors and assigns forever, a security interest in and against any and all property listed on any collateral schedule now or hereafter annexed hereto or made a part hereof ("Collateral Schedule"), and in and against any and all additions, attachments, accessories and accessions thereto, any and all substitutions, replacements or exchanges therefor, and any and all insurance and/or other proceeds thereof (all of the foregoing being herein-after individually and collectively referred to as the "Collater-al"). The foregoing security interest is given to secure the payment and performance of any and all debts, obligations and liabilities of any kind, nature or description whatsoever (whether primary, secondary, direct, contingent, sole, joint or several, or otherwise, and whether due or to become due) of Debtor to Secured Party, now existing or hereafter arising, including but not limited to the payment and performance of certain Promissory Notes from time to time identified on any Collateral Schedule (collectively "Notes" and each a "Note"), and any renewals, extensions and modifications of such debts, obligations and liabilities (all of the foregoing being hereinafter referred to as the "Indebtedness").

2.   REPRESENTATIONS, WARRANTIES AND COVENANTS OF DEBTOR.

     Debtor hereby represents, warrants and covenants as of the date of execution of each Collateral Schedule hereto that:

     (a) Debtor is, and will remain, duly organized, existing and in good standing under the laws of the State set forth in the first paragraph of this Agreement, has its chief executive offices at the location set forth in such paragraph, and is, and will remain, duly qualified and licensed in every jurisdiction wherever necessary to carry on its business and operations;

     (b) Debtor has adequate power and capacity to enter into, and to perform its obligations, under this Agreement, each Note and any other documents evidencing, or given in connection with, any of the Indebtedness (all of the foregoing being hereinafter referred to as the "Debt Documents");

     (c) This Agreement and the other Debt Documents have been duly authorized, executed and delivered by Debtor and constitute legal, valid and binding agreements enforceable under all applic-able laws in accordance with their terms, except to the extent that the enforcement of remedies may be limited under applicable bankruptcy and insolvency laws;

     (d) No approval, consent or withholding of objections is required from any governmental authority or instrumentality with respect to the entry into, or performance by, Debtor of any of the Debt Documents, except such as may have already been obtained;

     (e) The entry into, and performance by, Debtor of the Debt Documents will not (i) violate any of the organizational documents of Debtor or any judgment, order, law or regulation applicable to Debtor, or (ii) result in any breach of, constitute a default under, or result in the creation of any lien, claim or encumbrance on any of Debtor's property (except for liens in favor of Secured Party) pursuant to, any indenture mortgage, deed of trust, bank loan, credit agreement, or other agreement or instrument to which Debtor is a party;

     (f) There are no suits or proceedings pending or threatened in court or before any commission, board or other administrative agency against or affecting Debtor which could, in the aggregate, have a material adverse effect on Debtor, its business or opera-tions, or its ability to perform its obligations under the Debt Documents;

     (g) All financial statements delivered to Secured Party in connection with the Indebtedness have been prepared in accordance with generally accepted accounting principles, and since the date of the most recent financial statement, there has been no material adverse change;

     (h) The Collateral is not, and will not be, used by Debtor for personal, family or household purposes;

     (i) The Collateral is, and will remain, in good condition and repair and Debtor will not be negligent in the care and use thereof;

     (j) Debtor is, and will remain, the sole and lawful owner, and in possession of, the Collateral, and has the sole right and lawful authority to grant the security interest described in this Agreement; and

     (k) The Collateral is, and will remain, free and clear of all liens, claims and encumbrances of every kind, nature and descrip-tion, except for (i) liens in favor of Secured Party, (ii) liens for taxes not yet due or for taxes being contested in good faith and which do not involve, in the reasonable judgment of Secured Party, any risk of the sale, forfeiture or loss of any of the Collateral, and (iii) inchoate materialmen's, mechanic's, repair-men's and similar liens arising by operation of law in the normal course of business for amounts which are not delinquent (all of such permitted liens being hereinafter referred to as "Permitted Liens").

3.   COLLATERAL.

     (a) Until the declaration of any default hereunder, Debtor shall remain in possession of the Collateral; provided, however, that Secured Party shall have the right to possess (i) any chattel paper or instrument that constitutes a part of the Collateral, and
(ii) any other Collateral which because of its nature may require that Secured Party's security interest therein be perfected by possession. Secured Party, its successors and assigns, and their respective agents, shall have the right to examine and inspect any of the Collateral at any time during normal business hours. Upon any request from Secured Party, Debtor shall provide Secured Party with notice of the then current location of the Collateral.

     (b) Debtor shall (i) use the Collateral only in its trade or business, (ii) maintain all of the Collateral in good condition and working order, (iii) use and maintain the Collateral only in compliance with all applicable laws, and (iv) keep all of the Collateral free and clear of all liens, claims and encumbrances (except for Permitted Liens).

     (c) Debtor shall not, without the prior written consent of Secured Party, (i) part with possession of any of the Collateral (except to Secured Party or for maintenance and repair), (ii) remove any of the Collateral from the continental United States, or
(iii) sell, rent, lease, mortgage, grant a security interest in or otherwise transfer or encumber (except for Permitted Liens) any of the Collateral.

     (d) Debtor shall pay promptly when due all taxes, license fees, assessments and public and private charges levied or assessed on any of the Collateral, on the use thereof, or on this Agreement or any of the other Debt Documents. At its option, Secured Party may discharge taxes, liens, security interests or other encum-brances at any time levied or placed on the Collateral and may pay for the maintenance, insurance and preservation of the Collateral or to effect compliance with the terms of this Agreement or any of the other Debt Documents. Debtor shall reimburse Secured Party, on demand, for any and all costs and expenses incurred by Secured Party in connection therewith and agrees that such reimbursement obligation shall be secured hereby.

     (e) Debtor shall, at all times, keep accurate and complete records of the Collateral, and Secured Party, its successors and assigns, and their respective agents, shall have the right to examine, inspect, and make extracts from all of Debtor's books and records relating to the Collateral at any time during normal business hours.

     (f) If agreed by the parties, Secured Party may, but shall in no event be obligated to, accept substitutions and exchanges of property for property, and additions to the property, constituting all or any part of the Collateral. Such substitutions, exchanges and additions shall be accomplished at any time and from time to time, by the substitution of a revised Collateral Schedule for the Collateral Schedule now or hereafter annexed. Any property which may be substituted, exchanged or added as aforesaid shall consti-tute a portion of the Collateral and shall be subject to the security interest granted herein. Additions to, reductions or exchanges of, or substitutions for, the Collateral, payments on account of any obligation or liability secured hereby, increases in the obligations and liabilities secured hereby, or the creation of additional obligations and liabilities secured hereby, may from time to time be made or occur without affecting the provisions of this Agreement or the provisions of any obligation or liability which this Agreement secured.

     (g) Any third person at any time and from time to time holding all or any portion of the Collateral shall be deemed to, and shall, hold the Collateral as the agent of, and as pledge holder for, Secured Party. At any time and from time to time, Secured Party may give notice to any third person holding all or any portion of the Collateral that such third person is holding the Collateral as the agent of, and as pledge holder for, the Secured Party.

4.   INSURANCE

     The Collateral shall at all times be held at Debtor's risk, and Debtor shall keep it insured against loss or damage by fire and extended coverage perils, theft, burglary, and for any or all Collateral which are vehicles, for risk of loss by collision, and where requested by Secured Party, against other risks as required thereby, for the full replacement value thereof, with companies, in amounts and under policies acceptable to Secured Party. Debtor shall, if Secured Party so requires, deliver to Secured Party policies or certificates of insurance evidencing such coverage. Each policy shall name Secured Party as loss payee thereunder, shall provide for coverage to Secured Party regardless of the breach by Debtor of any warranty or representation made therein, shall not be subject to co-insurance, and shall provide for thirty
(30) days written notice to Secured Party of the cancellation or
material modification thereof.   Debtor hereby appoints Secured
Party as its attorney in fact to make proof of loss, claim for insurance and adjustments with insurers, and to execute or endorse all documents, checks or drafts in connection with payments made as a result of any such insurance policies. Proceeds of insurance shall be applied, at the option of Secured Party, to repair or replace the Collateral or to reduce any of the indebtedness secured hereby.

5.   REPORTS

     (a) Debtor shall promptly notify Secured Party in the event of (i) any change in the name of Debtor, (ii) any relocation of its chief executive offices, (iii) any relocation of any of the Collateral, (iv) any of the Collateral being lost, stolen, missing, destroyed, materially damaged or worn out, or (v) any lien, claim or encumbrance attaching or being made against any of the Collater-al other than Permitted Liens.

     (b) Debtor agrees to furnish its annual financial statements and such interim statements as Secured Party may require in form satisfactory to Secured Party. Any and all financial statements submitted and to be submitted to Secured Party have and will have been prepared on a basis of generally accepted principles, and are and will be complete and correct and fairly present Debtor's financial condition as at the date thereof. Secured Party may at any reasonable time examine the books and records of Debtor and make copies thereof.

6.   FURTHER ASSURANCES

     (a) Debtor shall, upon request of Secured Party, furnish to Secured Party such further information, execute and deliver to Secured Party such documents and instruments (including, without limitation, Uniform Commercial Code financing statements) and do such other acts and things, as Secured Party may at any time reasonably request relating to the perfection or protection of the security interest created by this Agreement or for the purpose of carrying out the intent of this Agreement. Without limiting the foregoing, Debtor shall cooperate and do all acts deemed necessary or advisable by Secured Party to continue in Secured Party a perfected first security interest in the Collateral, and shall obtain and furnish to Secured Party any subordinations, releases, landlord, lessor, or mortgagee waivers, and similar documents as may be from time to time requested by, and which are in form and substance satisfactory to, Secured Party.

     (b) Debtor hereby grants to Secured Party the power to sign Debtor's name and generally to act on behalf of Debtor to execute and file applications for title, financing statements, notices of lien and other documents pertaining to any or all of the Collater-al. Debtor shall, if any certificate of title be required or permitted by law for any of the Collateral, obtain such certificate showing the lien hereof with respect to the Collateral and prompt deliver same to Secured Party.

     (c) Debtor shall indemnify and defend the Secured Party, its successors and assigns, and their respective directors, officers and employees, from and against any and all claims, actions and suits (including, without limitation, related attorneys' fees) of any kind, nature or description whatsoever arising, directly or indirectly, in connection with any of the Collateral.

7.   EVENTS OF DEFAULT

     Debtor shall be in default under this Agreement and each of the other Debt Documents upon the occurrence of any of the following "Event(s) of Default":

     (a) Debtor fails to pay any installment or other amount due or coming due under any of the Debt Documents within ten (10) days after its due date;

     (b) Any attempt by Debtor, without the prior written consent of Secured Party, to sell, rent, lease, mortgage, grant a security interest in, or otherwise transfer or encumber (except for Permitted Liens) any of the Collateral;

     (c) Debtor fails to procure, or maintain in effect at all times, any of the insurance on the Collateral in accordance with
Section 4 of this Agreement;

     (d) Debtor breaches any of its other obligations under any of the Debt Documents and fails to cure the same within thirty (30) days after written notice thereof;

     (e) Any warranty, representation or statement made by Debtor in any of the Debt Documents or otherwise in connection with any of the Indebtedness shall be false or misleading in any material respect;

     (f) Any of the Collateral being subject to, or being threatened with, attachment, execution, levy, seizure or confisca-tion in any legal proceeding or otherwise;

     (g) Any default by Debtor under any other agreement between Debtor and Secured Party;

     (h) Any dissolution, termination of existence, merger, consolidation, change in controlling ownership, insolvency, or business failure of Debtor or any guarantor or other obligor for any of the indebtedness (collectively "Guarantor"), or if Debtor or any Guarantor is a natural person, any death or incompetency of Debtor or such Guarantor;

     (i) The appointment of a receiver for all or of any part of the property of Debtor or any Guarantor, or any assignment for the benefit of creditors by Debtor or any Guarantor; or

     (j) The filing of a petition by Debtor or any Guarantor under any bankruptcy, insolvency or similar law, or the filing of any such petition against Debtor or any Guarantor if the same is not dismissed within thirty (30) days of such filing.




8.   REMEDIES ON DEFAULT.

     (a) Upon the occurrence of an Event of Default under this Agreement, the Secured Party, at its option, may declare any or all of the Indebtedness, including without limitation the Notes, to be immediately due and payable, without demand or notice to Debtor or any Guarantor. The obligations and liabilities accelerated thereby shall bear interest (both before and after any judgment) until paid in full at the lower of eighteen percent (18%) per annum or the maximum rate not prohibited by applicable law.

     (b) Upon such declaration of default, Secured Party shall have all of the rights and remedies of a Secured Party under the Uniform Commercial Code, and under any other applicable law. Without limiting the foregoing, Secured Party shall have the right to (i) notify any account debtor of Debtor or any obligor on any instrument which constitutes part of the Collateral to make payment to the Secured Party, (ii) with or without legal process, enter any premises where the Collateral may be and take possession and/or remove said Collateral from said premises, (iii) sell the Collater-al at public or private sale, in whole or in part, and have the right to bid and purchase at said sale, and/or (iv) lease or otherwise dispose of all or part of the Collateral, applying proceeds therefrom to the obligations then in default. If requested by Secured Party, Debtor shall promptly assemble the Collateral and make it available to Secured Party at a place to be designated by Secured Party which is reasonably convenient to both parties. Secured Party may also render any or all of the Collater-al unusable at the Debtor's premises and may dispose of such Collateral on such premises without liability for rent or costs. Any notice which Secured Party is required to give to Debtor under the Uniform Commercial Code of the time and place of any public sale or the time after which any private sale or other intended disposition of the Collateral is to be made shall be deemed to constitute reasonable notice if such notice is given to the last known address of Debtor at least five (5) days prior to such action.

     (c) Proceeds from any sale or lease or other disposition shall be applied: first, to all costs of repossession, storage, and disposition including without limitation attorneys', apprai-sers', and auctioneers' fees; second, to discharge the obligations then in default; third, to discharge any other Indebtedness of Debtor to Secured Party, whether as obligor, endorser, guarantor, surety or indemnitor; fourth, to expenses incurred in paying or settling liens and claims against the Collateral; and lastly, to Debtor, if there exists any surplus. Debtor shall remain fully liable for any deficiency.

     (d) In the event this Agreement, any Note or any other Debt Documents are placed in the hands of an attorney for collection of money due or to become due or to obtain performance of any provision hereof, Debtor agrees to pay all reasonable attorneys' fees incurred by Secured Party, and further agrees that payment of such fees is secured hereunder. Debtor and Secured Party agree that such fees to the extent not in excess of twenty percent (20%) of subject amount owing after default (if permitted by law, or such lesser sum as may otherwise be permitted by law) shall be deemed reasonable.

     (e) Secured Party's rights and remedies hereunder or otherwise arising are cumulative and may be exercised singularly or concurrently. Neither the failure nor any delay on the part of the Secured Party to exercise any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege. Secured Party shall not be deemed to have waived any of its rights hereunder or under any other agreement, instrument or paper signed by Debtor unless such waiver be in writing and signed by Secured Party. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion.

     (f) DEBTOR HEREBY UNCONDITIONALLY WAIVES ITS RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS AGREEMENT, ANY OF THE OTHER DEBT DOCUMENTS, ANY OF THE INDEBTEDNESS SECURED HEREBY, ANY DEALINGS BETWEEN DEBTOR AND SECURED PARTY RELATING TO THE SUBJECT MATTER OF THIS TRANSACTION OR ANY RELATED TRANSACTIONS, AND/OR THE RELATION-SHIP THAT IS BEING ESTABLISHED BETWEEN DEBTOR AND SECURED PARTY. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL APPLY TO ANY SUBSEQUENT AMEND-MENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, ANY OTHER DEBT DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO THIS TRANSACTION OR ANY RELATED TRANSACTION. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

9.   MISCELLANEOUS.

     (a) This Agreement, any Note and/or any of the other Debt Documents may be assigned, in whole or in part, by Secured Party without notice to Debtor, and Debtor hereby waives any defense, counterclaim or cross-complaint by Debtor against any assignee, agreeing that Secured Party shall be solely responsible therefor.

     (b) All notices to be given in connection with this Agreement shall be in writing, shall be addressed to the parties at their respective addresses set forth hereinabove (unless and until a different address may be specified in a written notice to the other party) and shall be deemed given (i) on the date of receipt if delivered in hand or by facsimile transmission, (ii) on the next business day after being sent by express mail, and (iii) on the fourth business day after being sent by regular, registered or certified mail. As used herein, the term "business day" shall mean and include any day other than Saturdays, Sundays or other days on which commercial banks in New York, New York are required or authorized to be closed.

     (c) Secured Party may correct patent errors herein and fill in all blanks herein or in any Collateral Schedule consistent with the agreement of the parties.

     (d) Time is of the essence hereof. This Agreement shall be binding, jointly and severally, on all parties described as the "Debtor" and their respective heirs, executors, representatives, successors and assigns, and shall inure to the benefit of Secured Party, its successors and assigns.

     (e) This Agreement and its Collateral Schedules constitute the entire agreement between the parties with respect to the subject matter hereof and supersede all prior understandings (whether written, verbal or implied) with respect thereto. This Agreement and its Collateral Schedules shall not be changed or terminated orally or by course of conduct, but only by a writing signed by both parties hereto. Section headings contained in this Agreement have been included for convenience only, and shall not affect the construction or interpretation hereof.

     (f) This Agreement shall continue in full force and effect until all of the Indebtedness has been indefeasibly paid in full to Secured Party. The surrender, upon payment or otherwise, of any Note or any of the other documents evidencing any of the Indebted-ness shall not affect the right of Secured Party to retain the Collateral for such other Indebtedness as may then exist or as it may be reasonably contemplated will exist in the future. This Agreement shall automatically be reinstated in the event that Secured Party is ever required to return or restore the payment of all or any portion of the Indebtedness (all as though such payment had never been made).

     IN WITNESS WHEREOF, Debtor and Secured Party, intending to be legally bound hereby, have duly executed this Agreement in one or more counterparts, each of which shall be deemed to be an original, as of the day and year first aforesaid.

SECURED PARTY:                          DEBTOR:

General Electric Capital                Plastic Containers, Inc.
Corporation


By:                                     By:

Title:                                  Title:







































                         PROMISSORY NOTE


                             (Date)

   701 East Jackson Street, Demopolis, Marengo County, Alabama
                       (Address of Maker)


FOR VALUE RECEIVED, Plastic Containers, Inc. ("Maker") promises, jointly and severally, if more than one, to pay to the order of GENERAL ELECTRIC CAPITAL CORPORATION or any subsequent holder hereof (each, a "Payee") at its office located at 3379 Peachtree Road, NE, #400, Atlanta, GA 30326 or at such other place as Payee or the holder hereof may designate, the principal sum of Three Hundred Forty Thousand and no/100 Dollars ($340,000.00), with interest thereon, from the date hereof through and including the dates of payment, at the floating per annum simple interest ("Contract Rate") calculated as hereinafter set forth. The Contract Rate shall be adjusted once each calendar month, and such adjustment shall be effective during the adjustment period ("Adjustment Period") as hereinafter defined. Each Adjustment Period shall commence at the close of business on the last day of a calendar month and shall continue through the same day of the next succeeding calendar month. The Contract Rate for each Adjustment Period shall be equal to the sum of (i) Two and Fifty Five Hundredths percent (2.55%) per annum plus (ii) a variable per annum interest rate, which shall be the Libor Rate. "Libor Rate" shall mean, with respect to any adjustment period occurring during the term of this Promissory Note, an interest rate per annum equal to the average of the interbank offered rates for dollar deposits in the London market based on quotations at five major banks for thirty (30) day maturities, to the extent the rates offered by these banks is published in the "Money Rates" column of the Eastern Edition of the Wall Street Journal (provided, however, that with respect to the first Adjustment Period, it shall be determined as of the seventh Business Day next preceding the first day of such first Adjustment Period).

Subject to the other provisions hereof, the principal on this Note is payable in lawful money of the United States in Eighty Three
(83) consecutive monthly installments of Three Thousand Two Hundred Thirty Eight and no/100 Dollars ($3,238.00) each plus interest at the Contract Rate ("Periodic Installment") and a final installment which shall be in the amount of the total outstanding unpaid principal and interest. The first Periodic Installment shall be
due and payable on                            and the following
Periodic Installments and the final installment shall be due and payable on the same day of each succeeding period (each, a "Payment Date"). The number of Periodic Installments, and their due dates, will not change with fluctuations in the Contract Rate.

All payments shall be applied first to interest and then to principal. Each payment may, at the option of the Payee, be calculated and applied on an assumption that such payment would be made on its due date. The acceptance by a Payee of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute a waiver of payee's right to receive payment in full at such time or at any prior or subsequent time. Interest shall be calculated on the basis of a 360 day year.

The Maker hereby expressly authorizes the Payee to insert the date value is actually given in the blank space on the face hereof and on all related documents pertaining hereto.

This Note may be secured by a security agreement, chattel mortgage, pledge agreement or like instrument (each of which being herein-after called a "Security Agreement").

Time is of the essence hereof. If any installment or any other sum due under this Note or any Security Agreement is not received within ten (10) days after the applicable date, the Maker agrees to pay, in addition to the amount of each such installment or other sum, a late payment charge of five percent (5%) of said installment or other sum, but not exceeding any lawful maximum. If (i) Maker fails to make payment of any amount due hereunder within ten (10) days after the same becomes due and payable; or (ii) Maker is in default under or fails to perform under any term of condition contained in any Security Agreement, then the entire principal sum remaining unpaid, together with all accrued interest thereon and any other sum payable under this Note or the Security Agreement, at the election of Payee, shall immediately become due and payable, with interest thereon at the lesser of eighteen percent (18%) per annum or the highest rate not prohibited by applicable law from the date of such accelerated maturity until paid (both before and after any judgment).

This Note and any Security Agreement constitute the entire agreement of the Maker and Payee with respect to the subject matter hereof and supersedes all prior understandings, agreements and representations, express or implied.

No variation or modification of this Note, or any waiver of any of its provisions or conditions, shall be valid unless in writing and signed by an authorized representative of Maker and Payee. Any such waiver, consent, modification or change shall be effective only in the specific instance and for the specific purpose given.

Any provision in this Note or any Security Agreement which is in conflict with any statute, law or applicable rule shall be deemed omitted, modified or altered to conform thereto.


General Electric Capital           Plastic Containers, Inc.
Corporation

                                   /s/ M. James Feeney     (L.S.)
(Witness)                          (Signature)

                                   M. JAMES FEENEY
(Print Name)                       Print name (and title, if ap-
                                   plicable)




(Address)                          (Federal tax identification
                                   number)







































                          EXHIBIT 10.9


                       CORPORATE GUARANTY

                                   Date:               , 19


General Electric Capital Corporation
3379 Peachtree Road N.E. 400
Atlanta, GA  30326

     To induce you to enter into, purchase or otherwise acquire, now or at any time hereafter, any promissory notes, security agreements, chattel mortgages, pledge agreements, conditional sale contracts, lease agreements, and/or any other documents or instruments evidencing, or relating to, any lease, loan, extension of credit or other financial accommodation (collectively "Account Documents" and each an "Account Document") to Plastic Containers, Inc., a corporation organized and existing under the laws of the State of Alabama ("Customer"), but without in any way binding you to do so, the undersigned, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, does hereby guarantee to you, your successors and assigns, the due regular and punctual payment of any sum or sums of money which the Customer may owe to you now or at any time hereafter, whether evidenced by an Account Document, on open account or otherwise, and whether it represents principal, interest, rent, late charges, indemnities, an original balance, an accelerated balance, liquidat-ed damages, a balance reduced by partial payment, a deficiency after sale or other disposition of any leased equipment, collateral or security, or any other type of sum of any kind whatsoever that the Customer may owe to you now or at any time hereafter, and does hereby further guarantee to you, your successors and assigns, the due, regular and punctual performance of any other duty or obligation of any kind or character whatsoever that the Customer may owe to you now or at any time hereafter (all such payment and performance obligations being collectively referred to as "Obliga-tions"). Undersigned does hereby further guarantee to pay upon demand all losses, costs, attorneys' reasonable fees and expenses which may be suffered by you by reason of Customer's default or default of the undersigned.

     This Guaranty is a guaranty of prompt payment and performance (and not merely a guaranty of collection). Nothing herein shall require you to first seek or exhaust any remedy against the Customer, its successors and assigns, or any other person obligated with respect to the Obligations, or to first foreclose, exhaust or otherwise proceed against any leased equipment, collateral or security which may be given in connection with the Obligations. It is agreed that you may, upon any breach or default of the Customer, or at any time thereafter, make demand upon the undersigned and receive payment and performance of the Obligations, with or without notice or demand for payment or performance by the Customer, its successors or assigns, or any other person. Suit may be brought and maintained against the undersigned, at your election, without joinder of the Customer or any other person as parties thereto.
The obligations of each signatory to this Guaranty shall be joint and several.

     The undersigned agrees that its obligations under this Guaranty shall be primary, absolute, continuing and unconditional, irrespective of and unaffected by any of the following actions or circumstances (regardless of any notice to or consent of the undersigned): (a) the genuineness, validity, regularity and enforceability of the Account Documents or any other documents; (b) any extension, renewal, amendment, change, waiver or other modification of the Account Documents or any other document; (c) the absence of, or delay in, any action to enforce the Account Documents, this Guaranty or any other document; (d) your failure or delay in obtaining any other guaranty of the Obligations (includ-ing, without limitation, your failure to obtain the signature of any other guarantor hereunder); (e) the release of, extension of time for payment or performance by, or any other indulgence granted to the Customer or any other person with respect to the Obligations by operation of law or otherwise; (f) the existence, value, condition, loss, subordination or release (with or without substitution) of, or failure to have title to or perfect and maintain a security interest in, or the time, place and manner of any sale or other disposition of any leased equipment, collateral or security given in connection with the Obligations, or any other impairment (whether intentional or negligent, by operation of law or otherwise) of the rights of the undersigned; (g) the Customer's voluntary or involuntary bankruptcy, assignment for the benefit of creditors, reorganization, or similar proceedings affecting the Customer or any of its assets; or (h) any other action or circum-stances which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor.

     This Guaranty may be terminated upon delivery to you (at your address shown above) of a written termination notice from the undersigned. However, as to all Obligations (whether matured, unmatured, absolute, contingent or otherwise) incurred by the Customer prior to your receipt of such written termination notice (and regardless of any subsequent amendment, extension or other modification which may be made with respect to such Obligations), this Guaranty shall nevertheless continue and remain undischarged until all such Obligations are indefeasibly paid and performed in full.

     The undersigned agrees that this Guaranty shall remain in full force and effect or be reinstated (as the case may be) if at any time payment or performance of any of the Obligations (or any part thereof) is rescinded, reduced or must otherwise be restored or returned by you, all as though such payment or performance had not been made. If, by reason of any bankruptcy, insolvency or similar laws effecting the rights of creditors, you shall be prohibited from exercising any of your rights or remedies against the Customer or any other person or against any property, then, as between you and the undersigned, such prohibition shall be of no force and effect, and you shall have the right to make demand upon, and receive payment from, the undersigned of all amounts and other sums that would be due to you upon a default with respect to the Obligations.

     Notice of acceptance of this Guaranty and of any default by the Customer or any other person is hereby waived. Presentment, protest demand, and notice of protest, demand and dishonor of any of the Obligations, and the exercise of possessory, collection or other remedies for the Obligations, are hereby waived. The undersigned warrants that it has adequate means to obtain from the Customer on a continuing basis financial data and other information regarding the Customer and is not relying upon you to provide any such data or other information. Other limiting the foregoing, notice of adverse change in the Customer's financial condition or of any other fact which might materially increase the risk of the undersigned is also waived. All settlements, compromises, accounts stated and agreed balances made in good faith between the Customer, its successors or assigns, and you shall be binding upon and shall not affect the liability of the undersigned.

     Payment of all amounts now or hereafter owed to the under-signed by the Customer or any other obligor for any of the Obligations is hereby subordinated in right of payment to the indefeasible payment in full to you of all Obligations and is hereby assigned to you as a security therefor. The undersigned hereby irrevocably and unconditionally waives and relinquishes all statutory, contractual, common law, equitable and all other claims against the Customer, any other obligor for any of the Obligations, any collateral therefor, or any other assets of the Customer or any such other obligor, for subrogation, reimbursement, exoneration, contribution, indemnification, setoff or other recourse in respect of sums paid or payable to you by the undersigned hereunder, and the undersigned hereby further irrevocably and unconditionally waives and relinquishes any and all other benefits which it might otherwise directly or indirectly receive or be entitled to receive by reason of any mounts paid by, or collected or due from it, the Customer or any other obligor for any of the Obligations, or realized from any of their respective assets.

     THE UNDERSIGNED HEREBY UNCONDITIONALLY WAIVES ITS RIGHT TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY. THIS GUARANTY, THE OBLIGATIONS GUARANTEED HEREBY, ANY OF THE RELATED DOCUMENTS, ANY DEALINGS BETWEEN US RELATING TO THE SUBJECT MATTER HEREOF OR THEREOF, AND/OR THE RELATIONSHIP THAT IS BEING ESTABLISHED BETWEEN US. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS GUARANTY, THE OBLIGATIONS GUARANTEED HEREBY, OR ANY RELATED DOCUMENTS. IN THE EVENT OF LITIGATION, THIS GUARANTY MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

     As used in this Guaranty, the word "person" shall include any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, or any government or any political subdivision thereof.

     This Guaranty is intended by the parties as a final expression of the guaranty of the undersigned and is also intended as a complete and exclusive statement of the terms thereof. No course of dealing, course of performance or trade usage, nor any paid evidence of any kind, shall be used to supplement or modify any of the terms hereof. Nor are there any conditions to the full effectiveness of this Guaranty. This Guaranty and each of its provisions may only be waived, modified, varied, released, terminated or surrendered, in whole or in part, by a duly autho-rized written instrument signed by you. No failure by you to exercise your rights hereafter shall give rise to any estoppel against you, or excuse the undersigned from performing hereunder. Your waiver of any right to demand performance hereunder shall not be a waiver of any subsequent or other right to demand performance hereunder.

     This Guaranty shall bind the undersigned's successors nd assigns and the benefits thereof shall extend to and include your successors and assigns. In the event of default hereunder, you may at any time inspect undersigned's records, or at your option, undersigned shall furnish you with a current independent audit report. Guarantor agrees to furnish its annual 10K financial statements and quarterly 10Q interim statements to Secured Party.
             initial.

     If any provisions of this Guaranty are in conflict with any applicable statute, rule or law, then such provisions shall be deemed null and void to the extent that they may conflict there-with, but without invalidating any other provisions hereof.

     Each signatory on behalf of a corporate guarantor warrants that he had authority to sign on behalf of such corporation and by so signing, to bind said guarantor corporation hereunder.

     IN WITNESS WHEREOF, this Guaranty is executed the day and year above written

                                        ATLANTIS PLASTICS, INC.

                                        By:
                                              (Signature)

                                        Title:
                                              (Officer's Title)




                   Stockholders Certification

     We, the undersigned, being all of the stockholders of Atlantis Plastics, Inc. ("Guarantor"), the corporation which is about to execute a guaranty of the obligations of Plastic Containers, Inc. ("Customer") in favor of General Electric Capital Corporation (the "GECC Corporation"), do hereby certify to such GECC Corporation that it is to the benefit of the Guarantor to execute such guaranty, that the benefits to be received by the Guarantor from such guaranty is reasonably worth the obligation thereby guaran-teed, that the Guarantor is authorized to execute said guaranty, and that the persons executing the same on behalf of the Guarantor are duly authorized to do so in their named capacity and to thereby bind the Guarantor to the terms of said instrument as therein set forth.


Dated:                         , 19
                                (L.S.)

                                (L.S.)

                                (L.S.)

                                (L.S.)

                                (L.S.)




























                      Certified Resolution

     The undersigned hereby certifies that he is Secretary of Atlantis Plastics, Inc., that the following resolutions was passed by unanimous written consent at a meeting of the Board of Directors of said corporation held on effective as of February 23, 1995 duly called, a quorum being present, that said resolution has not since been revoked or amended, and that the form of guaranty referred to therein is the form shown attached hereto:

     "RESOLVED that it is to the benefit of this corporation that it execute a guaranty of the obligation of Plastic Containers, Inc. ("Customer") to General Electric Capital Corporation (the "GECC Corporation") and that the benefit to be received by this corporation from such guaranty is reasonably worth the obligation thereby guaranteed, and further that such guaranty shall be substantially in the form annexed to these minutes, and further that the Vice President and Controller and Secretary (Title of Officers) of this corporation are autho-rized to execute such guaranty on the behalf of this corpora-tion."

     WITNESS my hand and seal of this corporation on this
day of                          , 1995.



     [Seal]
                                        Secretary


      Certification and Representation by Signing Officers

     We, the undersigned, Peter Kacer and Peter W. Klein being the Vice President and Controller and Secretary of Atlantis Plastics, Inc., the corporation which executed the guaranty attached hereto, hereby jointly and severally certify and represent to General Electric Capital Corporation that each of the undersigned executed the guaranty for and on behalf of said corporation and that in so executing said instrument the undersigned were duly authorized to do so in their named capacity as officers and by so executing to hereby bind said guarantor corporation to the terms of said instrument as therein set forth.

                              (L.S.)
                              (L.S.)

Date:                                Date:











































                          EXHIBIT 10.10

                    MASTER SECURITY AGREEMENT


     THIS MASTER SECURITY AGREEMENT, made as of
("Agreement"), by and between General Electric Capital Corporation, a New York corporation with an address at 3379 Peachtree Road NE, Suite 400, Atlanta, Georgia ("Secured Party"), and LINEAR FILMS, INC., a corporation organized and existing under the laws of the State of Oklahoma with its chief executive offices located at 1870 The Exchange, Suite 200, Atlanta, Georgia ("Debtor").

     In consideration of the promises herein contained and of certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Debtor and Secured
Party hereby agree as follows:

1.   CREATION OF SECURITY INTEREST.

     Debtor hereby gives, grants and assigns to Secured Party, its successors and assigns forever, a security interest in and against any and all property listed on any collateral schedule now or hereafter annexed hereto or made a part hereof ("Collateral Schedule"), and in and against any and all additions, attachments, accessories and accessions thereto, any and all substitutions, replacements or exchanges therefor, and any and all insurance and/or other proceeds thereof (all of the foregoing being herein-after individually and collectively referred to as the "Collater-al"). The foregoing security interest is given to secure the payment and performance of any and all debts, obligations and liabilities of any kind, nature or description whatsoever (whether primary, secondary, direct, contingent, sole, joint or several, or otherwise, and whether due or to become due) of Debtor to Secured Party, now existing or hereafter arising, including but not limited to the payment and performance of certain Promissory Notes from time to time identified on any Collateral Schedule (collectively "Notes" and each a "Note"), and any renewals, extensions and modifications of such debts, obligations and liabilities (all of the foregoing being hereinafter referred to as the "Indebtedness").

2.   REPRESENTATIONS, WARRANTIES AND COVENANTS OF DEBTOR.

     Debtor hereby represents, warrants and covenants as of the date hereof and as of the date of execution of each Collateral
Schedule hereto that:

     (a) Debtor is, and will remain, duly organized, existing and in good standing under the laws of the State set forth in the first paragraph of this Agreement, has its chief executive offices at the location set forth in such paragraph, and is, and will remain, duly qualified and licensed in every jurisdiction wherever necessary to carry on its business and operations;

     (b) Debtor has adequate power and capacity to enter into, and to perform its obligations, under this Agreement, each Note and any other documents evidencing, or given in connection with, any of the Indebtedness (all of the foregoing being hereinafter referred to as the "Debt Documents");

     (c) This Agreement and the other Debt Documents have been duly authorized, executed and delivered by Debtor and constitute legal, valid and binding agreements enforceable under all applica-ble laws in accordance with their terms, except to the extent that the enforcement of remedied may be limited under applicable bankruptcy and insolvency laws;

     (d) No approval, consent or withholding of objections is required from any governmental authority or instrumentality with respect to the entry into, or performance by, Debtor of any of the Debt Documents, except such as may have already been obtained;

     (e) The entry into, and performance by, Debtor of the Debt Documents will not (i) violate any of the organizational documents of Debtor or any judgment, order, law or regulation applicable to Debtor, or (ii) result in any breach of, constitute a default under, or result in the creation of any lien, claim or encumbrance on any of Debtor's property (except for liens in favor of Secured Party) pursuant to, any indenture mortgage, deed of trust, bank loan, credit agreement, or other agreement or instrument to which Debtor is a party;

     (f) There are no suits or proceedings pending or threatened in court or before any commission, board or other administrative agency against or affecting Debtor which could, in the aggregate, have a material adverse effect on Debtor, its business or opera-tions, or its ability to perform its obligations under the Debt Documents;

     (g) All financial statements delivered to Secured Party in connection with the Indebtedness have been prepared in accordance with generally accepted accounting principles, and since the date of the most recent financial statement, there has been no material adverse change;

     (h) The Collateral is not, and will not be, used by Debtor for personal, family or household purposes;

     (i) The Collateral is, and will remain, in good condition and repair and Debtor will not be negligent in the care and use thereof;

     (j) Debtor is, and will remain, the sole and lawful owner, and in possession of, the Collateral, and has the sole right and lawful authority to grant the security interest described in this Agreement; and

     (k) The Collateral is, and will remain, free and clear of all liens, claims and encumbrances of every kind, nature and descrip-tion, except for (i) liens in favor of Secured Party, (ii) liens for taxes not yet due or for taxes being contested in good faith and which do not involve, in the reasonable judgment of Secured Party, any risk of the sale, forfeiture or loss of any of the Collateral, and (iii) inchoate materialmen's, mechanics, repair-men's and similar liens arising by operation of law in the normal course of business for amounts which are not delinquent (all of such permitted liens being hereinafter referred to as "Permitted Liens").

3.   COLLATERAL.

     (a) Until the declaration of any default hereunder, Debtor shall remain in possession of the Collateral; provided, however, that Secured Party shall have the right to possess (i) any chattel paper or instrument that constitutes a part of the Collateral, and
(ii) any other Collateral which because of its nature may require that Secured Party's security interest therein be perfected by possession. Secured Party, its successors and assigns, and their respective agents, shall have the right to examine and inspect any of the Collateral at any time during normal business hours. Upon any request from Secured Party, Debtor shall provide Secured Party with notice of the then current location of the Collateral.

     (b) Debtor shall (i) use the Collateral only in its trade or business, (ii) maintain all of the Collateral in good condition and working order, (iii) use and maintain the Collateral only in compliance with all applicable laws, and (iv) keep all of the Collateral free and clear of all liens, claims and encumbrances (except for Permitted Liens).

     (c) Debtor shall not, without the prior written consent of Secured Party, (i) part with possession of any of the Collateral (except to Secured Party or for maintenance and repair), (ii) remove any of the Collateral from the continental United States, or
(iii) sell, rent, lease, mortgage, grant a security interest in or otherwise transfer or encumber (except for Permitted Liens) any of the Collateral.

     (d) Debtor shall pay promptly when due all taxes, license fees, assessments and public and private charges levied or assessed on any of the Collateral, on the use thereof, or on this Agreement or any of the other Debt Documents. At its option, Secured Party may discharge taxes, liens, security interests or other encum-brances at any time levied or placed on the Collateral and may pay for the maintenance, insurance and preservation of the Collateral or to effect compliance with the terms of this Agreement or any of the other Debt Documents. Debtor shall reimburse Secured Party, on demand, for any and all costs and expenses incurred by Secured Party in connection therewith and agrees that such reimbursement obligation shall be secured hereby.

     (e) Debtor shall, at all times, keep accurate and complete records of the Collateral, and Secured Party, its successors and assigns, and their respective agents, shall have the right to examine, inspect, and make extracts from all of Debtor's books and records relating to the Collateral at any time during normal business hours.

     (f) If agreed by the parties, Secured Party may, but shall in no event be obligated to, accept substitutions and exchanges of property for property, and additions to the property, constituting all or any part of the Collateral. Such substitutions, exchanges and additions shall be accomplished at any time and from time to time, by the substitution of a revised Collateral Schedule for the Collateral Schedule now or hereafter annexed. Any property which may be substituted, exchanged or added as aforesaid shall consti-tute a portion of the Collateral and shall be subject to the security interest granted herein. Additions to, reductions or exchanges of, or substitutions for, the Collateral, payments on account of any obligation or liability secured hereby, increases in the obligations and liabilities secured hereby, or the creation of additional obligations and liabilities secured hereby, may from time to time be made or occur without affecting the provisions of this Agreement or the provisions of any obligation or liability which this Agreement secures.

     (g) Any third person at any time and from time to time holding all or any portion of the Collateral shall be deemed to, and shall, hold the Collateral as the agent of, and as pledge holder for, Secured Party. At any time and from time to time, Secured Party may give notice to any third person holding all or any portion of the Collateral that such third person is holding the Collateral as the agent of, and as pledge holder for, the Secured Party.

4.   INSURANCE.

     The Collateral shall at all times be held at Debtor's risk, and Debtor shall keep it insured against loss or damage by fire and extended coverage perils, theft, burglary, and for any or all Collateral which are vehicles, for risk of loss by collision and where requested by Secured Party, against other risks as required thereby, for the full replacement value thereof, with companies, in amounts and under policies acceptable to Secured Party. Debtor shall, if Secured Party so requires, deliver to Secured Party policies or certificates of insurance evidencing such coverage. Each policy shall name Secured Party as loss payee thereunder, shall provide for coverage to Secured Party regardless of the breach by Debtor of any warranty or representation made therein, shall not be subject to co-insurance, and shall provide for thirty
(30) days written notice to Secured Party of the cancellation or material modification thereof. Debtor hereby appoints Secured Party as its attorney in fact to make proof of loss, claim for insurance and adjustments with insurers, and to execute or endorse all documents, checks or drafts in connection with payments made as a result of any such insurance policies. Proceeds of insurance shall be applied, at the option of Secured Party, to repair or replace the Collateral or to reduce any of the Indebtedness secured hereby.

5.   REPORTS.

     (a) Debtor shall promptly notify Secured Party in the event of (i) any change in the name of Debtor, (ii) any relocation of its chief executive offices, (iii) any relocation of any of the Collateral, (iv) any of the Collateral being lost, stolen, missing, destroyed, materially damaged or worn out, or (v) any lien, claim or encumbrance attaching or being made against any of the Collater-al other than Permitted Liens.

     (b) Debtor agrees to furnish its annual financial statements and such interim statements as Secured Party may require in form satisfactory to Secured Party. Any and all financial statements submitted and to be submitted to Secured Party have and will have been prepared on a basis of generally accepted accounting princi-ples,, and are and will be complete and correct and fairly present Debtor's financial condition as at the date thereof. Secured Party may at any reasonable time examine the books and records of Debtor and make copies thereof.

6.   FURTHER ASSURANCES.

     (a) Debtor shall, upon request of Secured Party, furnish to Secured Party such further information, execute and deliver to Secured Party such documents and instruments (including, without limitation, Uniform Commercial Code financing statements) and do such other acts and things, as Secured Party may at any time reasonably request relating to the perfection or protection of the security interest created by this Agreement or for the purpose of carrying out the intent of this Agreement. Without limiting the foregoing, Debtor shall cooperate and do all acts deemed necessary or advisable by Secured Party to continue in Secured Party a perfected first security interest in the Collateral, and shall obtain and furnish to Secured Party any subordination, releases, landlord, lessor, or mortgagee waivers, and similar documents as may be from time to time requested by, and which are in form and substance satisfactory to, Secured Party.

     (b) Debtor hereby grants to Secured Party the power to sign Debtor's name and generally to act on behalf of Debtor to execute and file applications for title, transfers of title, notices of lien and other documents pertaining to any or all of the Collater-al. Debtor shall, if any certificate of title be required or permitted by law for any of the Collateral, obtain such certificate showing the lien hereof with respect to the Collateral and promptly deliver same to Secured Party.

     (c) Debtor shall indemnify and defend the Secured Party, its successors and assigns, and their respective directors, officers and employees, from and against any all claims, actions and suits (including, without limitation, related attorneys' fees) of any kind, nature or description whatsoever arising, directly or indirectly, in connection with any of the Collateral.

7.   EVENTS OF DEFAULT.

     Debtor shall be in default under this Agreement and each of the other Debt Documents upon the occurrence of any of the following "Event(s) of Default":

     (a) Debtor fails to pay any installment or other amount due or coming due under any of the Debt Documents within ten (10) days after its due date;

     (b) Any attempt by Debtor, without the prior written consent of Secured Party, to sell, rent, lease, mortgage, grant a security interest in, or otherwise transfer or encumber (except for Permitted Liens) any of the Collateral;

     (c) Debtor fails to procure, or maintain in effect at all times, any of the insurance on the Collateral in accordance with
Section 4 of this Agreement;

     (d) Debtor breaches any of its other obligations under any of the Debt Documents and fails to cure the same within thirty (30) days after written notice thereof;

     (e) Any warranty, representation or statement made by Debtor in any of the Debt Documents or otherwise in connection with any of the Indebtedness shall be false or misleading in any material respect;

     (f) Any of the Collateral being subjected to, or being threatened with, attachment, execution, levy, seizure or confisca-tion in any legal proceeding or otherwise;

     (g) Any default by Debtor under any other agreement between Debtor and Secured Party;

     (h) Any dissolution, termination of existence, merger, consolidation, change in controlling ownership, insolvency, or business failure of Debtor or any guarantor or other obligor for any of the Indebtedness (collectively "Guarantor"), or if Debtor or any Guarantor is a natural person, any death or incompetency of Debtor or such Guarantor;

     (i) The appointment of a receiver for all or of any part of the property of Debtor or any Guarantor, or any assignment for the benefit of creditors by Debtor or any Guarantor; or

     (j) The filing of a petition by Debtor or any Guarantor under any bankruptcy, insolvency or similar law, or the filing of any such petition against Debtor or any Guarantor if the same is not dismissed within thirty (30) days of such filing.

8.   REMEDIES ON DEFAULT.

     (a) Upon the occurrence of an Event of Default under this Agreement, the Secured Party, at its option, may declare any or all of the Indebtedness, including without limitation the Notes, to be immediately due and payable, without demand or notice to Debtor or any Guarantor. The obligations and liabilities accelerated thereby shall bear interest (both before and after any judgment) until paid in full at the lower of eighteen percent (18%) per annum or the maximum rate not prohibited by applicable law.

     (b) Upon such declaration of default, Secured Party shall have all of the rights and remedies of a Secured Party under the Uniform Commercial Code, and under any other applicable law. Without limiting the foregoing, Secured Party shall have the right to (i) notify any account debtor od Debtor or any obligor on any instrument which constitutes part of the Collateral to make payment to the Secured Party, (ii) with or without legal process, enter any premises where the Collateral may be and take possession and/or remove said Collateral from said premises, (iii) sell the Collater-al at public or private sale, in whole or in part, and have the right to bid and purchase at said sale, and/or (iv) lease or otherwise dispose of all or part of the Collateral, applying proceeds therefrom to the obligations then in default. If requested by Secured Party, Debtor shall promptly assemble the Collateral and make it available to Secured Party at a place to be designated by Secured Party which is reasonable convenient to both parties. Secured Party may also render any or all of the Collater-al unusable at the Debtor's premises and may dispose of such Collateral on such premises without liability for rent or costs. Any notice which Secured Party is required to give to Debtor under the Uniform Commercial Code of the time and place of any public sale or the time after which any private sale or other intended disposition of the Collateral is to be made shall be deemed to constitute reasonable notice if such notice is given to the last known address of Debtor at least five (5) days prior to such action.

     (c) Proceeds from any sale or lease or other disposition shall be applied: first, to all costs of repossession, storage, and disposition including without limitation attorneys', appraisers', and auctioneers' fees; second, to discharge the obligations then in default; third, to discharge any other Indebtedness of Debtor to Secured Party, whether as obligor, endorser, guarantor, surety or indemnitor, fourth, to expenses incurred in paying or settling liens and claims against the Collateral; and lastly, to Debtor, if there exists any surplus. Debtor shall remain fully liable for any deficiency.

     (d) In the event this Agreement, any Note or any other Debt Documents are placed in the hands of an attorney for collection of money due or to become due or to obtain performance of any provision hereof, Debtor agrees to pay all reasonable attorneys' fees incurred by Secured Party, and further agrees that payment of such fees is secured hereunder.

     (e) Secured Party's rights and remedies hereunder or otherwise arising are cumulative and may be exercised singularly or concurrently. Neither the failure nor any delay on the part of the Secured Party to exercise any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege. Secured Party shall not be deemed to have waived any of its rights hereunder or under any other agreement, instrument or paper signed by Debtor unless such waiver be in writing and signed by Secured Party. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion.

     (f) DEBTOR HEREBY UNCONDITIONALLY WAIVES ITS RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS AGREEMENT, ANY OF THE OTHER DEBT DOCUMENTS, ANY OF THE INDEBTEDNESS SECURED HEREBY, ANY DEALINGS BETWEEN DEBTOR AND SECURED PARTY RELATING TO THE SUBJECT MATTER OF THIS TRANSACTION OR ANY RELATED TRANSACTIONS, AND/OR THE RELATION-SHIP THAT IS BEING ESTABLISHED BETWEEN DEBTOR AND SECURED PARTY. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL APPLY TO ANY SUBSEQUENT AMEND-MENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, ANY OTHER DEBT DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO THIS TRANSACTION OR ANY RELATED TRANSACTION. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

9.   MISCELLANEOUS.

     (a) This Agreement, any Note and/or any of the other Debt Documents may be assigned, in whole or in part, by Secured Party without notice to Debtor, and Debtor hereby waives any defense, counterclaim or cross-complaint by Debtor against any assignee, agreeing that Secured Party shall be solely responsible therefor.

     (b) All notices to be given in connection with this Agreement shall be in writing, shall be addressed to the parties at their respective addresses set forth hereinabove (unless and until a different address may be specified in a written notice to the other party), and shall be deemed given (i) on the date of receipt if delivered in hand or by facsimile transmission, (ii) on the next business day after being sent by express mail, and (iii) on the fourth business day after being sent by regular, registered or certified mail. As used herein, the term "business day" shall mean and include any day other than Saturdays, Sundays, or other days on which commercial banks in New York, New York are required or authorized to be closed.

     (c) Secured Party may correct patent errors herein and fill in all blanks herein or in any Collateral Schedule consistent with the agreement of the parties.

     (d) Time is of the essence hereof. This Agreement shall be binding, jointly and severally, upon all parties described as the "Debtor" and their respective heirs, executors, representatives and assigns, and shall inure to the benefit of Secured Party, its successors and assigns.

     (e) This Agreement and its Collateral Schedules constitute the entire agreement between the parties with respect to the subject matter hereof and supersede all prior understandings (whether written, verbal or implied) with respect thereto. This Agreement and its Collateral Schedules shall not be changed or terminated orally or by course of conduct, but only by a writing signed by both parties hereto. Sections headings contained in this Agreement have been included for convenience only, and shall not affect the construction or interpretation hereof.

     (f) This Agreement shall continue in full force and effect until all of the Indebtedness has been indefeasibly paid in full to Secured Party. The surrender, upon payment or otherwise, of any Note or any of the other documents evidencing any of the Indebted-ness shall not affect the right of Secured Party to retain the Collateral for such other Indebtedness as may then exist or as it may be reasonably contemplated will exist in the future. This Agreement shall automatically be reinstated in the event that Secured Party is ever required to return or restore the payment of all or any portion of the Indebtedness (all as though such payment had never been made).

     IN WITNESS WHEREOF, Debtor and Secured Party, intending to be legally bound hereby, have duly executed this Agreement in one or more counterparts, each of which shall be deemed to be an original, as of the day and year first aforesaid.


SECURED PARTY:                                DEBTOR:


General Electric Capital                      LINEAR FILMS, INC.
  Corporation

By:                                           By:

Title:                                        Title:







































                         PROMISSORY NOTE


                             (Date)

       1870 The Exchange, Ste. 200, Atlanta, Georgia 30339
                       (Address of Maker)


FOR VALUE RECEIVED, Atlantis Plastic Films, Inc. ("Maker") promises, jointly and severally, if more than one, to pay to the order of GENERAL ELECTRIC CAPITAL CORPORATION or any subsequent holder hereof (each, a "Payee") at its office located at 3379 Peachtree Road, NE, #400, Atlanta, GA 30326 or at such other place as Payee or the holder hereof may designate, the principal sum of Nine Hundred Thousand and no/100 Dollars ($900,000.00), with interest thereon, from the date hereof through and including the dates of payment, at the floating per annum simple interest ("Contract Rate") calculated as hereinafter set forth. The Contract Rate shall be adjusted once each calendar month, and such adjustment shall be effective during the adjustment period ("Adjustment Period") as hereinafter defined. Each Adjustment Period shall commence at the close of business on the last day of a calendar month and shall continue through the same day of the next succeeding calendar month. The Contract Rate for each Adjustment Period shall be equal to the sum of (i) Two and Fifty Five Hundredths percent (2.55%) per annum plus (ii) a variable per annum interest rate, which shall be the Libor Rate. "Libor Rate" shall mean, with respect to any adjustment period occurring during the term of this Promissory Note, an interest rate per annum equal to the average of the interbank offered rates for dollar deposits in the London market based on quotations at five major banks for thirty (30) day maturities, to the extent the rates offered by these banks is published in the "Money Rates" column of the Eastern Edition of the Wall Street Journal (provided, however, that with respect to the first Adjustment Period, it shall be determined as of the seventh Business Day next preceding the first day of such first Adjustment Period).

Subject to the other provisions hereof, the principal on this Note is payable in lawful money of the United States in Eighty Three
(83) consecutive monthly installments of Eight Thousand Five Hundred Seventy One and no/100 Dollars ($8,571.00) each plus interest at the Contract Rate ("Periodic Installment") and a final installment which shall be in the amount of the total outstanding unpaid principal and interest. The first Periodic Installment
shall be due and payable on                          and the
following Periodic Installments and the final installment shall be due and payable on the same day of each succeeding period (each, a "Payment Date"). The number of Periodic Installments, and their due dates, will not change with fluctuations in the Contract Rate.

All payments shall be applied first to interest and then to principal. Each payment may, at the option of the Payee, be calculated and applied on an assumption that such payment would be made on its due date. The acceptance by a Payee of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute a waiver of payee's right to receive payment in full at such time or at any prior or subsequent time. Interest shall be calculated on the basis of a 360 day year.

The Maker hereby expressly authorizes the Payee to insert the date value is actually given in the blank space on the face hereof and on all related documents pertaining hereto.

This Note may be secured by a security agreement, chattel mortgage, pledge agreement or like instrument (each of which being hereinafter called a "Security Agreement").

Time is of the essence hereof. If any installment or any other sum due under this Note or any Security Agreement is not received within ten (10) days after the applicable date, the Maker agrees to pay, in addition to the amount of each such installment or other sum, a late payment charge of five percent (5%) of said installment or other sum, but not exceeding any lawful maximum. If (i) Maker fails to make payment of any amount due hereunder within ten (10) days after the same becomes due and payable; or (ii) Maker is in default under or fails to perform under any term of condition contained in any Security Agreement, then the entire principal sum remaining unpaid, together with all accrued interest thereon and any other sum payable under this Note or the Security Agreement, at the election of Payee, shall immediately become due and payable, with interest thereon at the lesser of eighteen percent (18%) per annum or the highest rate not prohibited by applicable law from the date of such accelerated maturity until paid (both before and after any judgment).

This Note and any Security Agreement constitute the entire agreement of the Maker and Payee with respect to the subject matter hereof and supersedes all prior understandings, agreements and representations, express or implied.

No variation or modification of this Note, or any waiver of any of its provisions or conditions, shall be valid unless in writing and signed by an authorized representative of Maker and Payee. Any such waiver, consent, modification or change shall be effective only in the specific instance and for the specific purpose given.

Any provision in this Note or any Security Agreement which is in conflict with any statute, law or applicable rule shall be deemed omitted, modified or altered to conform thereto.


General Electric Capital           Atlantis Plastic Films, Inc.
Corporation

                                   /s/ M. James Feeney     (L.S.)
(Witness)                          (Signature)

                                   M. JAMES FEENEY
(Print Name)                       Print name (and title, if
                                   applicable)




(Address)                          (Federal tax identification
                                   number)







































                          EXHIBIT 10.11

                         PROMISSORY NOTE


                             (Date)

    1870 The Exchange, Ste 200, Atlanta, Cobb County, Georgia
                       (Address of Maker)


     FOR VALUE RECEIVED, Atlantis Plastics Films, Inc. ("Maker") promises, jointly and severally, if more than one, to pay to the order of General Electric Capital Corporation or any subsequent holder hereof (each, a "Payee") at its office located at 3379 Peachtree Road, N.E., 400, Atlanta, GA 30326 or at such other place as Payee or the holder hereof may designate, the principal sum of Six Hundred Fifty Thousand and no/100 Dollars ($650,000.00), with interest thereon, from the date hereof through and including the dates of payment, at the floating per annum simple interest rate ("Contract Rate") calculated as hereinafter set forth. The Contract Rate shall be adjusted once each calendar month, and such adjustment shall be effective doing the adjustment period ("Adjustment Period") as hereinafter defined. Each Adjustment Period shall commence at the close of business on the last day of a calendar month and shall continue through the same day of the next succeeding calendar month. The Contract Rate for each Adjustment Period shall be equal to the sum of (i) Two and Fifty Five Hundredths percent (2.55%) per annum plus (ii) a variable per annum interest rate which shall be equal to the rate listed for "1-Month" Commercial Paper under the column indicating an average rate as stated in the Federal Reserve Statistical Release H.15
(519) for the second calendar month ("Current CPR") preceding the calendar month in which the Adjustment Period commences. If, for any reason whatsoever, the Federal Reserve Statistical Release H.15
(519) is no longer published, the Current CPR shall be equal to the latest Commercial Paper Rate for high grade unsecured notes of 30 days maturity sold through dealers by major corporation in multiples of $1,000, as indicated in the "Money Rates" column of the Wall Street Journal, Eastern Edition, published on the first Business Day of the calendar month preceding the month in which the interest payment being adjusted shall be due and payable.

     Subject to the other provisions hereof, the principal on this
Note is payable in lawful money of the United States in Eighty Three (83) consecutive monthly installments of Seven Thousand Seven Hundred Thirty Eight and no/100 Dollars ($7,738.00) each ("Periodic Installment") and a final installment which shall be in the amount of the total outstanding unpaid principal. The first Periodic Installment shall be due and payable on 4/1/95 and the following Periodic Installments and the final installment shall be due and payable on the same day of each succeeding period (each, a "Payment Date'). In addition to the payments of principal provided above, interest at the Contract Rate shall be payable on the Payment Date. All payments shall be applied first to interest and then to principal. Each payment may, at the option of the Payee, be calculated and applied on an assumption that such payment would be made on its due date. The acceptance by Payee of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute a waiver of Payee's right to receive payment in full at such time or at any prior or subsequent time. Interest shall be calculated on the basis of a 365 day year (366 day leap year).

     The Maker hereby expressly authorizes the Payee to insert the date value is actually given in the blank space on the face hereof and on all related documents pertaining hereto.

     This Note may be secured by a security agreement, chattel mortgage, pledge agreement or like instrument (each of which being hereinafter called a "Security Agreement").

     Time is of the essence hereof. If any installment or any other sum due under this Note or any Security Agreement is not received within ten (10) days after the applicable due date, the maker agrees to pay, in addition to the amount of each such installment or other sum, a late payment charge of five percent (5%) of said installment or other sum, but not exceeding any lawful maximum. If (i) Maker fails to make payment of any amount due hereunder within ten (10) days after the same becomes due and payable; or (ii) Maker is in default under or fails to perform under any term or condition contained in any Security Agreement, then the entire principal sum remaining unpaid, together with all interest thereon and any other sum payable under this Note or the Security Agreement, at the election of Payee, shall immediately become due and payable, with interest thereon at the lesser of eighteen percent (18%) per annum or the highest rate not prohibited by applicable law from the date of such accelerated maturity until paid (both before and after any judgment).

     The Maker may prepay in full, but not in part, its entire indebtedness hereunder upon payment of an additional sum as a premium equal to the following percentages of the original principal balance for the indicated period:

Prior to the first Annual anniversary date
of this Note:                                  three percent (3%)

Thereafter and prior to the second annual
anniversary date of this Note:                 two percent   (2%)

Thereafter and prior to the third annual
anniversary date of this Note:                 one percent   (1%)

Thereafter and prior to the fourth annual
anniversary date of this Note:                 zero percent  (0%)

Thereafter and prior to the fifth annual
anniversary date of this Note:                 zero percent  (0%)

       and zero percent (0%) thereafter, plus all other sums due hereunder or under any Security Agreement.

     It is the intention of the parties hereto to comply with the applicable usury laws; accordingly, it is agreed that, notwithstanding any provision to the contrary in this Note or any Security Agreement, in no event shall this Note or any Security Agreement require the payment or permit the collection of interest in excess of the maximum amount permitted by applicable law. If any such excess interest is contracted for, charged or received under this Note or any Security Agreement, or if all of the principal balance shall be prepaid, so that under any of such circumstances the amount of interest permitted by applicable law, then in such event (a) the provisions of this paragraph shall govern and control, (b) neither Maker nor any other person or entity now or hereafter liable for the payment hereof shall be obligated to pay the amount of such interest to the extent that it is in excess of the maximum amount of interest permitted by applicable law, (c) any such excess which may have been collected shall be either applied as a credit against the then unpaid principal balance or refunded to Maker, at the option of the Payee, and (d) the effective rate of interest shall be automatically reduced to the maximum lawful contract rate allowed under applicable law as now or hereafter construed by the courts having jurisdiction thereof. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received under this Note or the Security Agreement which are made for the purpose of determining whether such rate exceeds the maximum lawful contract rate, shall be made, to the extent permitted by applicable law, by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the indebtedness evidenced hereby, all interest at any time contracted for, charged or received from Maker or otherwise by Payee in connection with such indebtedness; provided, however, that if any applicable sate law is amended or the law of the United States of America preempts any applicable state law, so that it becomes lawful for the Payee to receive a greater interest per annum rate than is presently allowed, the Maker agrees that, on the effective date of such amendment or preemption, as the case may be, the lawful maximum hereunder shall be increased to the maximum interest per annum rate allowed by the amended state law or the law of the United States of America.

     The Maker and all sureties, endorsers, guarantors or any others (each such person, other than the maker, an "Obligor") who may at any time become liable for the payment hereof jointly and severally consent hereby to any and all extensions of time, renewals, waivers or modifications of, and all substitutions or releases of, security or of any party primarily or secondarily liable on this Note or any Security Agreement or any term and provision of either, which may be made, granted or consented to by Payee, and agree that suit may be brought and maintained against any one or more of them, at the election of Payee without joinder of any other as a party thereto, and that Payee shall not be required first to foreclose, proceed against, or exhaust any security hereof in order to enforce payment of this note. The Maker and each Obligor hereby waive presentment, demand for payment, notice of nonpayment, protest, notice or protest, notice of dishonor, and all other notices in connection herewith, as well as filing of suit (if permitted by law) and diligence in collecting this Note or enforcing any of the security hereof, and agree to pay (if permitted by law) all expenses incurred in collection, including Payee's actual attorneys' fees. Maker and each Obligor agree that fees not in excess of twenty percent (20%) of the amount then due shall be deemed reasonable.

     THE MAKER HEREBY UNCONDITIONALLY WAIVES ITS RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS NOTE, ANY OF THE RELATED DOCUMENTS, ANY DEALINGS BETWEEN MAKER AND PAYEE RELATING TO THE SUBJECT MATTER OF THIS TRANSACTION OR ANY RELATED TRANSACTIONS, AND/OR THE RELATIONSHIP THAT IS BEING ESTABLISHED BETWEEN MAKER AND PAYEE.
THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS NOTE, ANY RELATED DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO THIS TRANSACTION OR ANY RELATED TRANSACTION. IN THE EVENT OF LITIGATION, THIS NOTE MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

     This Note and any Security Agreement constitute the entire agreement of the Maker and Payee with respect to the subject matter hereof and supersedes all prior understandings, agreements and representations, express or implied.

     No variation or modification of this Note, or any waiver of any of its provisions or conditions, shall be valid unless in writing and signed by an authorized representative of Maker and Payee. Any such waiver, consent, modification or change shall be effective only in the specific instance and for the specific purpose given.

     Any provision in this Note or any Security Agreement which is in conflict with any statute, law or applicable rule shall be deemed omitted, modified or altered to conform thereto.

                                  Atlantis Plastic Films, Inc.


                                  By:                      (L.S.)
(Witness)                         (Signature)


(Print Name)                      Print name (and title, if
                                  applicable)


(Address)







































                          EXHIBIT 10.12

                       CORPORATE GUARANTY




                                      Date:                , 19



General Electric Capital Corporation
3379 Peachtree Road N.E. 400
Atlanta, Georgia  30326


     To induce you to enter into, purchase or otherwise acquire, now or at any time hereafter, any promissory notes, security agreements, chattel mortgages, pledge agreements, conditional sale contracts, lease agreements, and/or any other documents or instruments evidencing, or relating to, any lease, loan, extension of credit or other financial accommodation (collectively "Account Documents" and each an "Account Document") to Atlantis Plastic Films, Inc., a corporation organized and existing under the laws of the State of Delaware ("Customer"), but without in any way binding you to do so, the undersigned, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, does hereby guarantee to you, your successors and assigns, the due regular and punctual payment of any sum or sums of money which the Customer may owe to you now or at any time hereafter, whether evidenced by an Account Document, on open account or otherwise, and whether it represents principal, interest, rent, late charges, indemnities, an original balance, an accelerated balance, liquidated damages, a balance reduced by partial payment, a deficiency after sale or other disposition of any leased equipment, collateral or security, or any other type of sum of any kind whatsoever that the Customer may owe to you now or at any time hereafter, and does hereby further guarantee to you, your successors and assigns, the due, regular and punctual performance of any other duty or obligation of any kind or character whatsoever that the Customer may owe now or at any time hereafter (all such payment and performance obligations being collectively referred to as "Obligations"). Undersigned does hereby further guarantee to pay upon demand all losses, costs, attorneys' reasonable fees and expenses which may be suffered by you by reason of Customer's default or default of the undersigned.

     This Guaranty is a guaranty of prompt payment and performance (and not merely a guaranty of collection). Nothing herein shall require you to first seek or exhaust any remedy against the Customer, its successors and assigns, or any other person obligated with respect to the Obligations, or to first foreclose, exhaust or otherwise proceed against any leased equipment, collateral or security which may be given in connection with the Obligations. It is agreed that you may, upon any breach or default of the Customer, or at any time thereafter, make demand upon the undersigned and receive payment and performance of the Obligations, with or without notice or demand for payment or performance by the Customer, its successors or assigns, or any other person. Suit may be brought and maintained against the undersigned, at your election, without joinder of the Customer or any other person as parties thereto.
The obligation of each signatory to this Guaranty shall be joint and several.

     The undersigned agrees that its obligations under this Guaranty shall be primary, absolute, continuing and unconditional, irrespective of and unaffected by any of the following actions or circumstances (regardless of any notice to or consent of the undersigned): (a) the genuineness, validity, regularity and enforceability of the Account Documents or any other documents; (b) any extension, renewal, amendment, change, waiver or other modification of the Account Documents or any other documents; (c) the absence of, or delay in, any action to enforce the Account Documents, this Guaranty or any other document; (d) your failure or delay in obtaining any other guaranty of the Obligations (including, without limitation, your failure to obtain the signature of any other guarantor hereunder); (e) the release of, extension of time for payment or performance by, or any other indulgence granted to the Customer or any other person with respect to the Obligations by operation of law or otherwise; (f) the existence, value, condition, loss, subordination or release (with or without substitution) of, or failure to have title to or perfect and maintain a security interest in, or the time, place and manner of any sale or other disposition of any leased equipment, collateral or security given in connection with the Obligations, or any other impairment (whether intentional or negligent, by operation of law or otherwise) of the rights of the undersigned;
(g) the Customer's voluntary or involuntary bankruptcy, assignment for the benefit of creditors, reorganization, or similar proceedings affecting the Customer or any of its assets; or (h) any other action or circumstances which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor.

     This Guaranty may be terminated upon delivery to you (at your address shown above) of a written termination notice from the undersigned. However, as to all Obligations (whether matured, unmatured, absolute, contingent or otherwise) incurred by the Customer prior to your receipt of such written termination notice (and regardless of any subsequent amendment, extension or other modification which may be made with respect to such Obligations), this Guaranty shall nevertheless continue and remain undischarged until all such Obligations are indefeasibly paid and performed in full.

     The undersigned agrees that this Guaranty shall remain in full force and effect or be reinstated (as the case may be) if at any time payment or performance of any of the Obligations (or any part thereof) is rescinded, reduced or must otherwise be restored or returned by you, all as though such payment or performance has not been made. If, by reason of any bankruptcy, insolvency or similar laws effecting the rights of creditors, you shall be prohibited from exercising any of your rights or remedies against the Customer or any other person or against any property, then, as between you and the undersigned, such prohibition shall be of no force and effect, and you shall have the right to make demand upon, and receive payment from, the undersigned of all amounts and other sums that would be due to you upon a default with respect to the Obligations.

     Notice of acceptance of this Guaranty and of any default by the Customer or any other person is hereby waived. Presentment, protest demand, and notice of protest, demand and dishonor of any of the Obligations, and the exercise of possessory, collection or other remedies for the Obligations, are hereby waived. The undersigned warrants that it has adequate means to obtain from the Customer on a continuing basis financial data and other information regarding the Customer and is not relying upon you to provide any such data or other information. Without limiting the foregoing, notice of adverse change in the Customer's financial condition or of any other fact which might materially increase the risk of the undersigned is also waived. All settlements, compromises, accounts stated and agreed balances made in good faith between the Customer, its successors or assigns, and you shall be binding upon and shall not affect the liability of the undersigned.

     Payment of all amounts now or hereafter owed to the undersigned by the Customer or any other obligor for any of the Obligations is hereby subordinated in right of payment to the indefeasible payment in full to you of all Obligations and is hereby assigned to you as a security therefor. The undersigned hereby irrevocably and unconditionally waives and relinquishes all statutory, contractual, common law, equitable and all other claims against the Customer, any other obligor for any of the Obligations, any collateral therefor, or any other assets of the Customer or any such other obligor, for subrogation, reimbursement, exoneration, contribution, indemnification, setoff or other recourse in respect of sums paid or payable to you by the undersigned hereunder, and the undersigned hereby further irrevocably and unconditionally waives and relinquishes any and all other benefits which it might otherwise directly or indirectly receive or be entitled to receive by reason of any amounts paid by, or collected or due from, it, the Customer or any other obligor for any of the Obligations, or realized from any of their respective assets.

     THE UNDERSIGNED HEREBY UNCONDITIONALLY WAIVES ITS RIGHT TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS GUARANTY, THE OBLIGATIONS GUARANTEED HEREBY, ANY OF THE RELATED DOCUMENTS, ANY DEALINGS BETWEEN US RELATING TO THE SUBJECT MATTER HEREOF OR THEREOF, AND/OR THE RELATIONSHIP THAT IS BEING ESTABLISHED BETWEEN US. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS GUARANTY, THE OBLIGATIONS GUARANTEED HEREBY, OR ANY RELATED DOCUMENTS. IN THE EVENT OF LITIGATION, THIS GUARANTY MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

     As used in this Guaranty, the word "person" shall include any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, or any government or any political subdivision thereof.

     This Guaranty is intended by the parties as a final expression of the guaranty of the undersigned and is also intended as a complete and exclusive statement of the terms thereof. No course of dealing, course of performance or trade usage, nor any paid evidence of any kind, shall be used to supplement or modify any of the terms hereof. Nor are there any conditions to the full effectiveness of this Guaranty. This Guaranty and each of its provisions may only be waived, modified, varied, released, terminated or surrendered, in whole or in part, by a duly authorized written instrument signed by you. No failure by you to exercise your rights hereunder shall give rise to any estoppel against you, or excuse the undersigned from performing hereunder. Your waiver of any right to demand performance hereunder shall not be a waiver of any subsequent or other right to demand performance hereunder.

     This Guaranty shall bind the undersigned's successors and assigns and the benefits thereof shall extend to and include your successors and assigns. In the event of default hereunder, you may at any time inspect undersigned's records, or at your option, undersigned shall furnish you with a current independent audit report. Guarantor agrees to furnish its annual 10K financial statements and quarterly 10Q interim statements to Secured Party.

     If any provisions of this Guaranty are in conflict with any applicable statute, rule or law, then such provisions shall be deemed null and void to the extent that they may conflict therewith, but without invalidating any other provisions hereof.

     Each signatory on behalf of a corporate guarantor warrants that he had authority to sign on behalf of such corporation and by so signing, to bind said guarantor corporation hereunder.

     IN WITNESS WHEREOF, the Guaranty is executed the day and year above written.

                                  Atlantis Plastics, Inc.



                                  By:
                                     (Signature)

                                  Title:
                                   (Officer's title)



ATTEST:
       Secretary




                   STOCKHOLDERS CERTIFICATION

     We, the undersigned, being all of the stockholders of Atlantis Plastics, Inc. ("Guarantor"), the corporation which is about to execute a guaranty of the obligations of Atlantis Plastic Films, Inc. ("Customer") in favor of General Electric Capital Corporation (the "GECC Corporation"), do hereby certify to such GECC Corporation that it is to the benefit of the Guarantor to execute such guaranty, that the benefit to be received by the Guarantor from such guaranty is reasonably worth the obligations thereby guaranteed, that the Guarantor is authorized to execute said guaranty, and that the persons executing the same on behalf of the Guarantor are duly authorized to do so in their named capacity and to thereby bind the Guarantor to the terms of said instrument as therein set forth.

Dated:           , 19                                       (L.S.)


                                                       (L.S.)


                                                       (L.S.)


                                                       (L.S.)


                                                       (L.S.)



                      CERTIFIED RESOLUTION

     The undersigned hereby certifies that he is Secretary of Atlantis Plastics, Inc., that the following resolutions was passed by unanimous written consent of the Board of Directors of said corporation effective as of February 23, 1995, that said resolution has not since been revoked or amended, and that the form of guaranty referred to therein is the form shown attached hereto:

     "RESOLVED that it is to the benefit of this corporation that it execute a guaranty of the obligations of Atlantis Plastic Films, Inc. ("Customer") to General Electric Capital Corporation (the "GECC Corporation") and that the benefit to be received by this corporation from such guaranty is reasonably worth the obligations thereby guaranteed, and further that such guaranty shall be substantially in the form annexed to these minutes, and further that the Vice President and Controller and Secretary (Title of Officers) of this corporation are authorized to execute such guaranty on behalf of this corporation."

     WITNESS my hand and seal of this corporation on this      day
of             , 1995.


     [Seal]
                                  Secretary




      CERTIFICATION AND REPRESENTATION BY SIGNING OFFICERS

     We, the undersigned, Peter Kacer and Peter W. Klein being the Vice President and Controller and Secretary of Atlantis Plastics, Inc., the corporation which executed the guaranty attached hereto, hereby jointly and severally certify and represent to General Electric Capital Corporation that each of the undersigned executed the guaranty for and on behalf of said corporation and that in so executing said instrument the undersigned were duly authorized to do so in their named capacity as officers and by so executing to hereby bind said guarantor corporation to the terms of said instrument as therein set forth.



                         (L.S.)                            (L.S.)

Date:                             Date:

















                          EXHIBIT 10.13

                   LOAN AND SECURITY AGREEMENT






                          by and among


                 ATLANTIS PLASTICS FILMS, INC.,
                     CYANEDE PLASTICS, INC.,
                    PIERCE PLASTICS, INC. and
                    PLASTIC CONTAINERS, INC.,
                           as Debtors





                               and




            THE CIT GROUP/EQUIPMENT FINANCING, INC.,
                            as lender











                   Dated as of April 13, 1995

















                        TABLE OF CONTENTS

                                                             Page

SECTION 1.  DEFINITIONS. . . . . . . . . . . . . . . . . . . .
      1.1  Defined Terms . . . . . . . . . . . . . . . . . . .
      1.2  Accounting Terms. . . . . . . . . . . . . . . . . .

SECTION 2.  AMOUNT AND TERMS OF LOAN . . . . . . . . . . . . .
      2.1  Commitment. . . . . . . . . . . . . . . . . . . . .
      2.2  The Note. . . . . . . . . . . . . . . . . . . . . .
      2.3  Prepayment. . . . . . . . . . . . . . . . . . . . .
      2.4  Use of Proceeds . . . . . . . . . . . . . . . . . .
      2.5  Progress Payments . . . . . . . . . . . . . . . . .
      2.6 Joint and Several Obligations. . . . . . . . . . . . .

SECTION 3.  CONDITIONS OF BORROWING. . . . . . . . . . . . . . .
      3.1  Conditions of Initial Drawdown. . . . . . . . . . . .
      3.2  Conditions of Each Drawdown.. . . . . . . . . . . . .

SECTION 4.  REPRESENTATIONS AND WARRANTIES.. . . . . . . . . . .
      4.1  Organization. . . . . . . . . . . . . . . . . . . . .
      4.2  Power and Authority . . . . . . . . . . . . . . . . .
      4.3  Consents and Permits. . . . . . . . . . . . . . . . .
      4.4  No Legal Bar. . . . . . . . . . . . . . . . . . . . .
      4.5  No Defaults . . . . . . . . . . . . . . . . . . . . .
      4.6  Enforceability. . . . . . . . . . . . . . . . . . . .
      4.7  No Litigation . . . . . . . . . . . . . . . . . . . .
      4.8  Title to Equipment. . . . . . . . . . . . . . . . . .
      4.9  CIT's Security Interest . . . . . . . . . . . . . . .
      4.10  Financial Condition of Guarantor . . . . . . . . . .
      4.11  Taxes. . . . . . . . . . . . . . . . . . . . . . . .
      4.12  Principal Place of Business. . . . . . . . . . . . .
      4.13  No Other Name. . . . . . . . . . . . . . . . . . . .
      4.14  Ownership of Debtor and Guarantor. . . . . . . . . .
      4.15  Environmental Matters. . . . . . . . . . . . . . . .

SECTION 5.  COVENANTS. . . . . . . . . . . . . . . . . . . . . .
      5.1  Notices . . . . . . . . . . . . . . . . . . . . . . .
      5.2  Laws, Obligations; Operations . . . . . . . . . . . .
      5.3  Inspection. . . . . . . . . . . . . . . . . . . . . .
      5.4  Books . . . . . . . . . . . . . . . . . . . . . . . .
      5.5  Financial Information . . . . . . . . . . . . . . . .
      5.6  Further Assurances. . . . . . . . . . . . . . . . . .
      5.7  No Disposition of Collateral. . . . . . . . . . . . .
      5.8  No Liens. . . . . . . . . . . . . . . . . . . . . . .
      5.9  Debtor's Title; CIT's Security Interest;
             Personal Property . . . . . . . . . . . . . . . . .
      5.10  No Changes in Debtors. . . . . . . . . . . . . . . .
      5.11  Use of Equipment; Maintenance; Identification;
             Replacement upon Event of Loss. . . . . . . . . . .
      5.12  Insurance. . . . . . . . . . . . . . . . . . . . . .

5.13  Hazardous Substances.. . . . . . . . . . . . . . . . . . .

SECTION 6.  SECURITY INTEREST. . . . . . . . . . . . . . . . . .
      6.1  Grant of Security Interest. . . . . . . . . . . . . .
      6.2  CIT Appointed as Attorney-in-Fact . . . . . . . . . .

SECTION 7.  EVENTS OF DEFAULT. . . . . . . . . . . . . . . . . .

SECTION 8.  REMEDIES . . . . . . . . . . . . . . . . . . . . . .
      8.1  Termination; Acceleration . . . . . . . . . . . . . .
      8.2  Additional Remedies . . . . . . . . . . . . . . . . .
      8.3  Payment of CIT's Costs. . . . . . . . . . . . . . . .
      8.4  Waiver by Debtor. . . . . . . . . . . . . . . . . . .
      8.5  Additional Damages. . . . . . . . . . . . . . . . . .
      8.6  Condition and Storage of Equipment. . . . . . . . . .

SECTION 9.  MISCELLANEOUS. . . . . . . . . . . . . . . . . . . .
      9.1  No Waiver; Cumulative Remedies. . . . . . . . . . . .
      9.2  Notices . . . . . . . . . . . . . . . . . . . . . . .
      9.3  Payment of Expenses and Taxes; Indemnity;
             Performance by CIT of Debtors' Obligations. . . . .
      9.4  Commitment Fee. . . . . . . . . . . . . . . . . . . .
      9.5  Survival of Representations and Warranties. . . . . .
      9.6  Amendments; Waivers . . . . . . . . . . . . . . . . .
      9.7  Counterparts. . . . . . . . . . . . . . . . . . . . .
      9.8  Headings. . . . . . . . . . . . . . . . . . . . . . .
      9.9  Successors or Assigns . . . . . . . . . . . . . . . .
      9.10  Merger Clause. . . . . . . . . . . . . . . . . . . .
      9.11  Construction . . . . . . . . . . . . . . . . . . . .
      9.12  Jurisdiction . . . . . . . . . . . . . . . . . . . .
      9.13  Waiver of Trial by Jury. . . . . . . . . . . . . . .
       . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
             9.14  Appointment of Guarantor as Agent.. . . . . .

SCHEDULES AND EXHIBITS

SCHEDULE 1 Equipment, Drawdowns with respect to which are to be amortized over five years
SCHEDULE 2 Equipment, Drawdowns with respect to which are to be amortized over seven years
Schedule 4.3         Required Consents
Schedule 4.4         Exception to 4.4 (No Legal Bar)
Schedule 4.12        Debtor's Place of Business
Schedule 4.13        Other Names of Debtor
Schedule 5.12        Debtor's Insurance

EXHIBIT A    Form of Contribution Agreement
EXHIBIT B    Form of Delivery and Installation Certificate
EXHIBIT C    Form of Note
EXHIBIT D    Form of Supplement
EXHIBIT E    Form of Drawdown Request
EXHIBIT F    Form of Progress Payment Purchase Agreement
             Assignment
EXHIBIT G    Form of Vendor Consent and Agreement
EXHIBIT H    Form of Guaranty













































                   LOAN AND SECURITY AGREEMENT


      THIS LOAN AND SECURITY AGREEMENT, dated as of April 13, 1995 among ATLANTIS PLASTIC FILMS, INC., a Delaware corporation ("FILMS"), CYANEDE PLASTICS, INC., a Kentucky corporation ("CYANEDE"), PIERCE PLASTICS, INC., a Delaware corporation ("PIERCE"), and PLASTIC CONTAINERS, INC. ("PCI"), an Alabama corporation (Films, Cyanede, Pierce and PCI are herein referred to individually a "DEBTOR" and collectively as "DEBTORS") and THE CIT GROUP/EQUIPMENT FINANCING, INC. ("CIT"), a New York corporation. In consideration of the mutual agreements contained herein, the parties hereto agree as follows:


      SECTION 1.  DEFINITIONS

      1.1 DEFINED TERMS. As used in this Agreement the following terms shall have the following defined meanings, unless the context otherwise requires (such terms to be equally applicable to both singular and plural forms of the terms defined):

             "AFFILIATE" of any specified Person shall mean any other Person which, directly or indirectly, controls, is controlled by, or is under common control with, such Person. For purposes of this definition, "control" of a Person shall mean the power, direct or indirect, to vote 10% or more of the securities having voting power for the election of directors of such Person, or otherwise to direct or cause the direction of the management and policies of such Person, whether by contract or otherwise.

             "AGREEMENT", "HEREOF", "HERETO", "HEREUNDER" and words of similar import shall mean this Loan and Security
      Agreement, as the same may from time to time be amended, modified or supplemented.

             "BUSINESS DAY" shall mean a day other than a Saturday, Sunday or legal holiday under the laws of the State of New
      York.

             "CAPITALIZED LEASE OBLIGATIONS" of Guarantor and its Subsidiaries shall mean all rental obligations which, under generally accepted accounting principles, are or will be required to be capitalized on the books of Guarantor and its Subsidiaries, in each case taken at the amount thereof accounted for as indebtedness in accordance with such principles.

             "CASH FLOW COVERAGE RATIO" as to Guarantor, for any four (4) consecutive fiscal quarters, shall mean the ratio of EBITDA to the sum of (i) total interest expense due and payable during such same four (4) fiscal quarters by Guarantor and its Subsidiaries (regardless of whether or not it is paid) with respect to all Indebtedness, to the extent such interest expense was deducted in computing Guarantor's net income, but exclusive of amortization of original issue discount and deferred loan costs and (ii) current portion of the sum of long term debt (excluding any amounts outstanding under the Credit Agreement dated as of February 22, 1993 between Guarantor and Heller Financial, Inc., as amended, and excluding any payments due under the Indenture which are payable on a date more than six months from any date on which the Cash Flow Coverage Ratio is calculated) and Capitalized Lease Obligations due and payable by Guarantor and its Subsidiaries (regardless of whether or not it is paid), in each case during the four (4) consecutive fiscal quarters immediately following the last of such four (4) consecutive fiscal quarters. In the event of Guarantor's direct or indirect acquisition of any Person or business, the EBITDA and interest expense for the prior four (4) quarters and the current portion of long term debt for the subsequent four (4) quarters of any such acquired Person or business will be incorporated on a proforma basis in calculating Guarantor's Cash Flow Coverage Ratio.

             "CIT" as defined in the introductory paragraph of this Agreement.

             "CLOSING DATE" shall mean each date on which a Drawdown is made under the Note pursuant hereto.

             "CODE" shall mean the Uniform Commercial Code as from time to time in effect in any applicable jurisdiction.

             "COLLATERAL" shall mean the Equipment and the Proceeds thereof.

             "COMMITMENT" shall mean the obligation of CIT to make the Loan in the aggregate principal amount specified in Subsection 2.1 of this Agreement.

             "COMMITMENT FEE" as defined in Subsection 9.4 hereof.

             "COMMONLY CONTROLLED ENTITY" as to a Person shall mean any Person, whether or not incorporated, which is under common control with such Person within the meaning of Section 414 (c) of the Code.

             "CONSOLIDATED NET WORTH" as to Guarantor at a particular date, shall mean all amounts which would, in conformity with GAAP, be included under stockholders' equity on a consolidated balance sheet of Guarantor and its Subsidiaries at such date provided, however, such amounts are to be net of amounts carried on the books of Guarantor and its Subsidiaries for (a) any write-up in the book value of any assets of Guarantor or any of its Subsidiaries resulting from a voluntary revaluation thereof subsequent to the date of this Agreement (other than in connection with purchase accounting adjustments for businesses or Persons acquired subsequent to the date of this Agreement solely in connection with any such acquisition) and (b) treasury stock.

             "CONTRIBUTION AGREEMENT" shall mean the Contribution
      Agreement substantially in the form of EXHIBIT A hereto among the Debtors and Lender, as the same may from time to time be amended, modified or supplement.

             "COST" shall mean, with respect to any item or Unit of new Equipment, the manufacturer's or supplier's invoiced purchase price therefor (after giving effect to any discount or other reduction) payable by any Debtor, which amount shall be set forth in the Supplement pertaining to such item or Unit of Equipment and with respect to any item or Unit of used Equipment, the fair market value thereof, as determined by an appraisal satisfactory to CIT, which fair market value shall be set forth in the Supplement pertaining to such item or Unit of Equipment.

             "DEBTOR" as defined in the introductory paragraph of this Agreement; as the context may require, "Debtor" may mean any one or more of the Debtors.

             "DEFAULT" shall mean any event which with notice, lapse of time, and/or any further condition, event or act would constitute an Event of Default.

             "DELIVERY AND INSTALLATION CERTIFICATE" shall mean the certificate of any Debtor evidencing that the Equipment specified therein has been physically delivered to and accepted by such Debtor, in the form attached hereto as EXHIBIT B.

             "DRAWDOWN" shall mean each drawing made by any Debtor under the Note, as evidenced by CIT's notation on the grid attached to the Note.

             "EBIT" as to Guarantor, shall mean, for any period, the consolidated net income of Guarantor, less non-operating income, plus non-operating expenses and before interest expense and provision for taxes and without giving effect to any extraordinary gains (or losses) and gains from sales of assets and income from discontinued operations (other than sales of inventory in the ordinary course of business) for such periods.

             "EBITDA" as to Guarantor, for any period shall mean
      EBIT, adjusted by adding thereto the amount of all amortization of intangibles and depreciation.

             "ENVIRONMENTAL LAWS" means the Resource Conservation and Recovery Act of 1987, the Comprehensive Environmental Response, Compensation and Liability Act, any so-called "Superfund" or "Superlien" laws, the Toxic Substances Control Act, or any other federal, state or local statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to, or imposing liability or standards of conduct concerning, any hazardous, toxic or dangerous waste, substance or material, as now or at any time hereafter in effect.

             "ENVIRONMENTAL LIEN" shall mean a Lien in favor of any governmental entity for any liability under any Environmental Laws, or for damages arising from or costs incurred by such governmental entity in response to a release of a Hazardous Material into the environment.

             "EQUIPMENT" shall mean any and all items of equipment, inventory (solely to the extent Equipment constitutes inventory) or other items of property which are to be financed by CIT with Drawdowns made hereunder or are listed on Supplements hereto, together with all accessories, parts, repairs, replacements, substitutions, attachments, modifications, renewals, additions, improvements, upgrades and accessions of, to or upon such items of equipment, inventory (solely to the extent Equipment constitutes inventory) or other property, now or at any time hereafter acquired. SCHEDULES 1 AND 2 hereto contains a general list of the Equipment intended to be financed hereunder; the Equipment may include other equipment of a similar description provided that the condition set forth in Subsection 3.2(b) hereof is satisfied.

             "EVENT OF DEFAULT" as defined in Section 7 of this Agreement.

             "EVENT OF LOSS" shall mean, with respect to any item of Equipment, the actual or constructive loss of such item of Equipment or the use thereof, due to theft, destruction, damage beyond repair or damage from any reason whatsoever, to an extent which makes repair uneconomical, or rendition thereof unfit for normal use, or the condemnation, confiscation or seizure of, or requisition of title to or use of, such item of Equipment by any governmental authority or any other person, whether or not acting under color of governmental authority.

             "FILM PRODUCTION LINES" shall mean the film production lines, the purchase price of which is intended to be financed with the proceeds of the Loan. Film production lines are configurations of equipment consisting of one or more extruders, blenders, a die, a winder, cooling equipment, and controls and gauging devices that will enable the conversion of polyethylene pellets into plastic films of varying thickness, widths, and colors.

             "FIXED INTEREST RATE" shall mean the rate per annum equal to 2.25% above the Treasury Rate.

             "FLOATING INTEREST RATE" shall mean the rate per annum equal to 2.25% above the LIBOR Rate.

             "FUNDED DEBT" shall mean Guarantor's Indebtedness less its accounts payable and accrued expenses.

             "FUNDED DEBT TO EBITDA RATIO" shall mean the ratio of Guarantor's Funded Debt to EBITDA; PROVIDED, HOWEVER, in the event of Guarantor's direct or indirect acquisition of any Person or business Guarantor's EBITDA will be calculated on a proforma basis.

             "GAAP" shall mean generally accepted accounting principles in the United States of America in effect from time to time.

             "GUARANTY" shall mean the guaranty by Guarantor of all of Debtors' Obligations hereunder, as the same may from time to time be amended, modified or supplemented.

             "GUARANTOR" shall mean Atlantis Plastics, Inc., a
      Florida corporation.

             "HAZARDOUS MATERIALS" shall mean any pollutant or contaminant defined as such in (or for purposes of) any Environmental Law and shall include, but not be limited to, petroleum, any radioactive material and asbestos in any form or condition.

             "INDEBTEDNESS" as to any Person, at a particular time, shall mean (a) indebtedness for borrowed money (including without limitation any amounts outstanding under revolving credit agreements) or for the deferred purchase price of property or services in respect of which such Person is liable, contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which such Person otherwise assures a creditor against loss, (b) Capitalized Lease Obligations in respect of which obligations such Person is liable, contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which obligations such Person assures a creditor against loss and (c) any obligations of such Person or a Commonly Controlled Entity to a Multiemployer Plan.

             "INDENTURE" shall mean the Indenture dated as of February 22, 1993 pursuant to which Guarantor issued
      $100,000,000 Senior Notes due 2003.

             "INSTALLMENT PAYMENT DATE" shall mean, with respect to the Note, during the Interim Period each date on which a regular installment of interest only is due and thereafter, each date on which a regular installment of principal and interest is due on the Note which date shall be the 15th day of each month.

             "INTEREST RATE" with respect to the Loan shall mean the Floating Interest Rate or, in the event Debtors have elected to convert to a Fixed Interest Rate pursuant to the provisions of Subsection 2.2(b) hereof, the Fixed Interest Rate.

             "INTEREST RATE PERIOD" shall mean each successive one-month period beginning on the 15th day of each month and ending on the 14th day in the subsequent month; PROVIDED that the initial Interest Rate Period with respect to each Drawdown shall begin on the day on which such Drawdown was made hereunder and end on the 14th day in the next month.

             "INTERIM PERIOD" with respect to each Drawdown, shall mean the period commencing on the Closing Date of such Drawdown and ending on the date which is the earlier of the date upon which the all Equipment identified with such Drawdown has been physically delivered to and accepted by any Debtor, as evidenced by such Debtor's duly authorized execution and delivery to CIT of a Delivery and Installation Certificate, and the date which is six months after the Closing Date of such Drawdown; PROVIDED, HOWEVER, that the Interim Period with respect to each of the Drawdowns, the proceeds of which were paid to the vendor of the Film Production Lines shall end on the date which is the earlier of the date upon which such Equipment has been physically delivered to and accepted by such Debtor, as evidenced by such Debtor's duly authorized execution and delivery to CIT of a Delivery and Installation Certificate and the date which is nine months after the Closing Date with respect to such Drawdown; PROVIDED, FURTHER, that in the event the aggregate outstanding principal amount of Drawdowns, the proceeds of which were used to finance the two Film Production Lines exceeds $1,500,000 for any six month period, the Interim Period with respect to such Drawdowns shall terminate upon the expiration of such six month period with respect to such Drawdowns which, when the aggregate outstanding amount thereof is subtracted from the total aggregate outstanding principal amount of such Drawdowns, and with such Drawdowns coming due in the order in which they were made, the remaining outstanding principal amount is $1,500,000 or less. Only Drawdowns, the proceeds of which are used to fund progress payments to any Vendor, are intended to have an Interim Period.

             "LATE CHARGE RATE" shall mean a rate per annum equal to four percent (4%) over the Interest Rate, but not to exceed the highest rate permitted by applicable law.

             "LEVERAGE RATIO" as to any Person shall mean the ratio of such Person's Total Liabilities to its Consolidated Net
      Worth.

             "LIBOR RATE" shall mean the rate of interest equal to the thirty (30)-day London Interbank Offered Rate on United States Dollars as reported and published in THE WALL STREET JOURNAL. The LIBOR Rate in effect during any Interest Rate Period shall be the LIBOR Rate in effect at the close of business on the latest Rate Determination Date preceding the Installment Payment Date upon which such Interest Rate Period commences.

             "LIBOR RATE LOAN" shall mean the Loan at such time as it bear interest at a rate which is based on the LIBOR Rate.

             "LIENS" shall mean liens, mortgages, security interests, pledges, title retentions, charges, financing statements or other encumbrances of any kind whatsoever, including, without limitation, any Environmental Liens, but excluding any Permitted Liens.

             "LOAN" shall mean the Loan made by CIT pursuant to this Agreement.

             "MAKE-WHOLE PREMIUM" shall mean in connection with any prepayment by any Debtor hereunder of any Drawdown at a time when the Loan bears interest at the Fixed Interest Rate, the amount of any loss, expense, or liability incurred CIT arising from the repayment of matched funding loans or securities or the re-employment of funds (an estimate of which shall be provided by CIT to Debtors upon reasonable request) by CIT as a result of any such prepayment by Debtors; PROVIDED, HOWEVER, CIT shall calculate such Make-Whole premium in good faith using its standard methods and shall present Debtors with a certificate of a Vice President to that effect, but in no event shall CIT be required to disclose to Debtors the calculation of such Make-Whole Premium.

             "MATERIAL ADVERSE EFFECT" shall mean any fact or circumstance which (i) materially and adversely effects the business, operations, property or financial condition of any Debtor, (ii) has a material adverse effect on the ability of any Debtor to perform its obligations under this Agreement or
      (iii) has a material adverse effect on the value, utility or marketability of the Collateral or CIT's first (and exclusive) lien thereon.

             "MULTIEMPLOYER PLAN" shall mean a Plan which is a multiemployer plan as defined in Section 4001(a)(3) of the Employee Retirement Income Security Act of 1974, as amended.

             "NOTE" shall mean the promissory note of Debtors evidencing the Loan, as described in Subsection 2.2 of this Agreement substantially in the form of EXHIBIT C hereto.

             "OBLIGATIONS" shall mean (i) the aggregate unpaid principal amount of, and accrued interest on, the Note; and
      (ii) all other obligations and liabilities of any Debtor, now existing or hereafter incurred, under, arising out of or in connection with this Agreement or the Note.

             "OBSOLETE PREPAID PRINCIPAL AMOUNT" shall have the meaning set forth in Subsection 5.7(ii) hereof.

             "OPTIONAL PREPAYMENT PERCENTAGE" shall mean on the date of the optional prepayment of the Note pursuant to Subsection 2.3(c) of this Agreement:

             (i) 6%, for any prepayment occurring on or before the twelfth (12th) Installment Payment Date;

             (ii) 3%, for any prepayment occurring after the twelfth (12th) Installment Payment Date and on or before the twenty-fourth (24th) Installment Payment
             Date;

             (iii) 2%, for any prepayment occurring after the twenty-fourth (24th) Installment Payment Date and on or before the thirty-sixth (36th) Installment Payment Date; and

             (iv) 1%, for any prepayment occurring after the thirty-sixth (36th) Installment Payment Date and before the forty-eighth (48th) Installment Payment
             Date;

      PROVIDED, HOWEVER, that in the event Debtors have converted the interest rate of the Loan to a Fixed Interest Rate, the Optional Prepayment Percentage shall be the greater of (i) the amounts calculated as set forth above as if the Loan had not been so converted, and (ii) an amount equal to the Make-Whole Premium.

             "PARENT COMPANY" shall mean any Person having beneficial ownership (directly or indirectly) of 25% or more of any Debtor's shares of voting stock.

             "PCI" shall mean Plastics Containers, Inc.

             "PERMITTED LIEN" means (i) liens (other than
      Environmental Liens) for taxes, assessments and other governmental charges not yet due and payable, and (ii) statutory liens of landlords, carriers, warehouses, mechanics, material men or other similar liens imposed by law, which are incurred in the ordinary course of business for sums not delinquent or which are being contested in good faith by the applicable Debtor, and if requested by CIT, for which a bond reasonably satisfactory to CIT has been posted.

             "PERSON" shall mean an individual, partnership, corporation, business trust, joint stock company, trust, incorporated association, joint venture, governmental authority or other entity of whatever nature.

             "PREPAID PRINCIPAL AMOUNT" as defined in Subsection
      2.3(a) of this Agreement.

             "PRIME RATE" with respect to the Loan made hereunder, shall mean the rate publicly announced from time to time as the prime rate of Chemical Bank ("CB"). The Prime Rate shall be determined by CIT for each Interest Rate Period with respect to each Drawdown at the close of business on the second preceding Business Day prior to the commencement of the Interest Rate Period, and shall become effective as of the first day of the Interest Rate Period and shall continue in effect to, and including, the last day of said Interest Rate Period. The Prime Rate is not intended to be the lowest rate of interest charged by CB in connection with extensions of credit to debtors.

             "PROCEEDS" shall have the meaning assigned to it in the Code, and in any event, shall include, but not be limited to, (i) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to any Debtor from time to time with respect to any of the Equipment; (ii) any and all payments (in any form whatsoever) made or due and payable to any Debtor from time to time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the Equipment by any governmental body, authority, bureau or agency or any other Person (whether or not acting under color of governmental authority); (iii) any chattel paper evidencing, any lease of, and any and all other rents or profits or other amounts from time to time paid or payable in connection with, any of the Equipment; and (iv) any and all proceeds of any sale, transfer or other disposition and any and all other rents or profits or other amounts from time to time paid or payable in connection with any of the Equipment.

             "PROGRESS PAYMENT" shall mean with respect to any item of Equipment shall mean any payment made by CIT to any Vendor, or any payment made by CIT to any Debtor to reimburse Debtor for any payments made by such Debtor to a Vendor, in respect of the purchase, installation and/or delivery, including any taxes, fees, assessments or other charges with respect thereto, of such item of Equipment pursuant to the terms of a Purchase Agreement.

             "PROHIBITED TRANSACTION" as defined in Subsection
      2.3(b) of this Agreement.

             "PROHIBITED TRANSACTION FEE" shall mean, on the date of the required prepayment of the Note pursuant to the provisions of Subsection 2.3(b) of this Agreement:

             (i) 6%, for any prepayment occurring on or before the twelfth (12th) Installment Payment Date;

             (ii) 3%, for any prepayment occurring after the twelfth (12th) Installment Payment Date and on or before the twenty-fourth (24th) Installment Payment
             Date;

             (iii) 2%, for any prepayment occurring after the twenty-fourth (24th) Installment Payment Date and on or before the thirty-sixth (36th) Installment Payment Date; and

             (iv) 1%, for any prepayment occurring after the thirty-sixth (36th) Installment Payment Date and on or before the forty-eighth (48th) Installment Payment
             Date;

      PROVIDED, HOWEVER, that in the event the interest rate on the Loan has been converted to a Fixed Interest Rate, the Optional Prepayment Percentage shall be the greater of (i) the amounts calculated as set forth above as if the Loan had not been so converted, and (ii) an amount equal to the Make-Whole Premium.

             "PURCHASE AGREEMENT" shall mean the purchase agreements, purchase orders and invoices evidencing the agreement of any Debtor to purchase any Equipment from any Vendor.

             "RATE DETERMINATION DATE" shall mean with respect to any Interest Rate Period for any Drawdown made hereunder, shall mean the third preceding Business Day prior to the commencement of any Interest Rate Period, or if such day is not a day on which THE WALL STREET JOURNAL is published (or if published, does not publish the LIBOR Rate), then on the next preceding day prior to the day on which THE WALL STREET JOURNAL is published and reports the LIBOR Rate.

             "REPLACEMENT UNIT" as defined in Subsection 5.11 hereof.

             "SECTION 8 PERCENTAGE" shall mean, on the date of the acceleration of the Note pursuant to Section 8 of this
      Agreement:

             (i) 6%, for any prepayment occurring on or before the twelfth (12th) Installment Payment Date;

             (ii) 3%, for any prepayment occurring after the twelfth (12th) Installment Payment Date and on or before the twenty-fourth (24th) Installment Payment
             Date;

             (iii) 2%, for any prepayment occurring after the twenty-fourth (24th) Installment Payment Date and on or before the thirty-sixth (36th) Installment Payment Date; and

             (iv) 1%, for any prepayment occurring after the thirty-sixth (36th) Installment Payment Date and on or before the forty-eighth (48th) Installment Payment
             Date.

             "SUBSIDIARY" as to any Person, shall mean a corporation of which shares of stock having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation are at the time owned, or the management of which is otherwise controlled, directly, or indirectly through one or more intermediaries, or both, by such Person.

             "SUPPLEMENT" shall mean each Supplement executed and delivered by a Debtor in substantially the form of EXHIBIT D attached hereto.

             "TOTAL LIABILITIES" as to any Person and its Subsidiaries, at a particular date, shall mean all items which would, in conformity with GAAP, be classified as liabilities on a consolidated balance sheet of such Person and its Subsidiaries as at such date, but in any event including ( a) all Indebtedness of such Person and its Subsidiaries, (b) indebtedness arising under acceptance facilities and the face amount of all letters of credit issued for the account of such Person and its Subsidiaries and, without duplication, all drafts drawn thereunder, (c) all liabilities secured by any Lien on any property owned by such Person or its Subsidiaries even though it has not assumed or otherwise become liable for the payment thereof,
      (d) any liability of such Person or its Subsidiaries or a Commonly Controlled Entity to a Multiemployer Plan or any other pension plan and (e) deferred taxes.

             "TREASURY RATE" shall mean, with respect to the Loan if Debtors elect a Fixed Interest Rate pursuant to the provisions of Subsection 2.2(b) hereof, the rate per annum equal to the yield to maturity for the U.S. Treasury security having a remaining term to maturity closest to five years as at the close of business of the third Business Day prior to the conversion of the interest rate, as reported on page 5 ("U.S. Treasury and Money Markets") of the information provided by Telerate Systems Incorporated.

             "UNIT OF EQUIPMENT" shall mean those items of Equipment described on a particular Supplement and financed with the same Drawdown.

             "VENDOR" shall mean any manufacturer or seller of any item of Equipment to be purchased by any Debtor with (or for which Debtor has been reimbursed by) the proceeds of the Loan.

      1.2 ACCOUNTING TERMS. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles.


      SECTION 2.  AMOUNT AND TERMS OF LOAN.

      2.1 COMMITMENT. Subject to the terms and conditions of this Agreement, CIT agrees to make one Loan to Debtors in the original principal amount not to exceed $15,000,000. Drawdowns under the Note shall be in an amount which is not less than $50,000. No Debtor shall be permitted more than one (1) Drawdown in any calendar month, except during the month of April, 1995 during which two (2) Drawdowns per Debtor shall be permitted; and all Drawdowns in any calendar month shall be made on the same day of such calendar month. Debtors shall determine among themselves how the proceeds of each Drawdown are to be paid; PROVIDED, HOWEVER, that in all events the proceeds shall be used by each Debtor either to directly pay a Vendor the purchase price of any item of Equipment or to reimburse Debtor for its payment of the Cost of any item of Equipment. Drawdowns under the Note shall not be permitted after a date one year from the date of the Note. Debtors shall give CIT at least three Business Days' prior written notice of the date and amount of each proposed Drawdown, as evidenced by a drawdown request in the form of EXHIBIT E hereto (a "DRAWDOWN REQUEST"), duly executed by an officer of Guarantor. Debtors agree that CIT shall be entitled to rely upon any Drawdown Request signed by the Guarantor, as agent, as conclusive evidence of all Debtors' drawing request, and each Debtor hereby agrees to indemnify and hold CIT harmless from and against any and all other liabilities, obligations, losses, damages, penalties, claims, actions, judgments, suits, out-of-pocket costs, expenses (including reasonable legal expenses) or disbursements of any kind or nature whatsoever arising as a result of the making by CIT of any Drawdown in accordance with the provisions of any Drawdown Request delivered by Guarantor, as agent.

      2.2  THE NOTE.

      (a) The Note shall be in the original principal amount of $15,000,000 and shall (i) be dated the date it is executed; (ii)
(x) with respect to any Drawdown, the proceeds of which are to be used to fund any item of Equipment listed on SCHEDULE 2 hereto, be stated to mature in eighty-four (84) consecutive monthly installments of principal plus accrued interest on the unpaid principal amount of such Drawdown, the first of which installment shall be payable on the first Installment Payment Date following the expiration of the Interim Period, if any, applicable to such Drawdown, with each of the first eighty-three (83) of such installments to be in an amount equal to 1/120 of the original principal amount of such Drawdown and the eighty-fourth (84th) installment to be in an amount equal to the remaining unpaid principal amount of such Drawdown, all interest accrued on the outstanding principal of such Drawdown and all other amounts owing hereunder and under the Note with respect to such Drawdown; and (y) with respect to any Drawdown, the proceeds of which are to be used to fund any item of Equipment listed on SCHEDULE 1 hereto, be stated to mature in sixty (60) equal consecutive monthly installments of principal plus accrued interest on the unpaid principal amount of such Drawdown, the first of which installment shall be payable commencing on the first Installment Payment Date after the Interim Period, if any, applicable to such Drawdown, and each of the sixty (60) installments of principal to in an amount equal to 1/60th of the original principal amount of such Drawdown; and (z) with respect to Drawdowns, the proceeds of which are to be used to fund any item of Equipment of a type which is not listed on either Schedule 1 or Schedule 2 hereto be stated to mature in either eighty-four consecutive monthly installments of principal plus accrued interest (if CIT, in its sole discretion, is placing significant reliance on the collateral value of such item of Equipment) or sixty (60) months if CIT is not placing a great deal of collateral reliance on such item of Equipment), the first of which installment shall be payable on the first Installment Payment Date following the expiration of the Interim Period, if any, applicable to such Drawdown, and each of the installments of principal to be amortized as set forth in clause (x) or (y) of this Subsection 2.2(a) as would be applicable, with each installment of principal to be accompanied by a payment of all accrued but unpaid interest thereon; and in each case payments during the Interim Period are to be payments of interest only payable on each Installment Payment Date; (iii) bear interest from the date thereof on the unpaid principal amount thereof at a rate per annum of 2.25% above the LIBOR Rate as from time to time in effect until such amount shall become due and payable (whether at the stated maturity thereof, by acceleration or otherwise), which interest shall be payable in consecutive monthly installments, payable on each Installment Payment Date. Any amount not paid when due under the Note shall bear late charges thereon, calculated at the Late Charge Rate, from the due date thereof until such amount shall be paid in full.

      (b) On any Installment Payment Date prior to the twenty-fourth (24th) Installment Payment Date, Debtors shall have the option, upon five (5) Business Days prior written notice to CIT and provided that no Default or Event of Default shall be continuing hereunder, to convert the rate at which the Loan bears interest to a Fixed Interest Rate, and from such Installment Payment Date until paid in full, the then outstanding principal under the Note shall bear interest until such amount shall become due and payable (whether at the stated maturity thereof, by acceleration or otherwise) at a rate per annum rate equal to 2.25% above the Treasury Rate and the unpaid principal shall continue to be paid as set forth above together with accrued and unpaid interest at the Fixed Rate for the remaining number of Installment Payment Dates in the Note.

      (c) CIT shall maintain a loan account (the "LOAN ACCOUNT") on its books to record: (a) all Drawdowns and payments made by Debtors hereunder, and (b) all other appropriate debits and credits as provided in this Agreement. All entries in the Loan Account shall be made in accordance with CIT's customary accounting practices as in effect from time to time. The balance in the Loan Account, as recorded on CIT's most recent printout or other written statement, shall be presumptive evidence of the amounts due and owing to CIT by Debtors; PROVIDED that any failure to so record or any error in so recording shall not limit or otherwise affect Debtors' obligation to pay the Loan or other obligations arising hereunder. Not more than twenty (20) days after the last day of each calendar month during such time as Debtors are making Drawdowns and thereafter upon written request of Debtors, CIT shall render to Debtors a statement setting forth the principal balance of the Loan Account and the calculation of interest due thereon. Each statement shall be subject to subsequent adjustment by CIT but shall, absent manifest errors or omissions, be presumed correct and binding upon Debtors, and shall constitute an account stated.

      2.3  Prepayment.

      (a) IN THE EVENT OF LOSS. In the event that any item of Equipment shall suffer an Event of Loss, within 30 days after the occurrence of such Event of Loss, Debtors shall either replace such item of Equipment in accordance with Subsection 5.11 or make a prepayment on the Note in an amount determined (i) by multiplying
(A) the unpaid principal amount of all Drawdowns made to finance the item(s) of Equipment which suffered the Event of Loss by (B) a fraction the numerator of which shall be the Cost of the item(s) Equipment which suffered the Event of Loss and the denominator of which shall be the original aggregate principal amount of the Drawdowns made to finance such item(s) of Equipment less the principal amount of all prior prepayments with respect to such Drawdowns (the amount obtained by multiplying (i)(A) and (i)(B) hereof shall be herein referred to as the "PREPAID PRINCIPAL AMOUNT"), and (ii) by adding interest accrued, with respect to the Prepaid Principal Amount, to the date of such prepayment. Upon payment in full of any such prepayment amount, and so long as no Default or Event of Default has occurred and is continuing, the item of Equipment subject to such Event of Loss shall be released from the security interest of this Agreement.

      (b) IN THE EVENT OF PROHIBITED TRANSACTION. A Prohibited Transaction may be consummated only with CIT's prior written consent other than in connection with the sale of the stock of PCI or the sale of all or any substantial part of PCI's assets (any such event being referred to herein as a "PCI PROHIBITED TRANSACTION"), and with respect to any Prohibited Transaction involving Pierce or PCI, CIT's consent shall not be unreasonably withheld. Not less than twenty (20) Business Days prior to the date the proposed Prohibited Transaction is expected to be consummated, Debtors shall give CIT written notice of the proposed Prohibited Transaction. In the event CIT does not consent to the Prohibited Transaction set forth in the following clauses (iii),
(iv) or (i)(A) or (ii)(A) with respect to Film or Cyanede or the Guarantor and the Prohibited Transaction is nonetheless to be consummated, Debtors shall, on or prior to the date the Prohibited Transaction is to be consummated, prepay the Note in full together with (1) all interest accrued thereon, and (2) an amount equal to the product of the Prohibited Transaction Fee and the outstanding principal amount of the Note. In the event CIT does not consent to the Prohibited Transaction set forth in the following clauses
(i)(B) or (ii)(B) with respect to Pierce or PCI and the Prohibited Transaction is nonetheless to be consummated, Debtors shall, on or prior to the date the Prohibited Transaction is to be consummated, make a prepayment on the Note in an amount equal to the sum of (i) the unpaid principal amount of the Drawdowns made by the Debtor(s) involved in the Prohibited Transaction, (ii) all interest accrued thereon, and (iii) an amount equal to the product of the Prohibited Transaction Fee and the outstanding principal amount of the Drawdowns being prepaid (except in the case of a PCI Prohibited Transaction where the sum of the outstanding principal amount of all PCI Drawdowns and the Obsolete Prepaid Principal Amount of all items of obsolete Equipment sold by Debtors in accordance with the provisions of Section 5.7 hereof is less than $500,000 in any calendar year, in which event no Prohibited Transaction Fee is payable or, to the extent the sum of the Obsolete Prepaid Principal Amounts and all PCI Drawdowns being prepaid exceeds $500,000 in any calendar year, Debtors shall pay to CIT an amount equal to the product of the Prohibited Transaction Fee and all such amounts in excess of $500,000). Upon payment in full of the applicable prepayment amount, and so long as no Default or Event of Default has occurred and is continuing, the items of Equipment owned by the Debtor involved in the Prohibited Transaction shall be released from the security interest of this Agreement.

      A "PROHIBITED TRANSACTION" shall be one in which:

             (i) (A) any of Cyanede or Films or Guarantor or (B) Pierce or PCI merges or consolidates where (x) it (or Guarantor or another Debtor) shall not be the surviving corporation or (y) if it is the surviving corporation, after giving effect to such merger or consolidation its net worth does not equal or exceed that which existed prior to such merger or consolidation PROVIDED HOWEVER, that with respect to Guarantor after such merger or consolidation no Event of Default shall occur if the surviving entity complies, on a pro forma basis, with the financial covenants set forth in Section 5.14 hereof and in all events ; or

             (ii) (A) any of Cyanede or Films or Guarantor or (B) Pierce or PCI sells, transfers or otherwise disposes of all or any substantial part of its assets (except for Guarantor's direct or indirect sale of the stock or all or substantially all of the assets of Western Pioneer Insurance Company, its joint venture interest in CKS/Rigal, or PCI); or

             (iii) Guarantor fails to own at least 90% of the issued and outstanding shares of stock of any Debtor (except in the case of PCI following the sale thereof but subject to the prepayment premium if any, payable pursuant to the provision of Subsection 5.7(a)(ii)); or

             (iv) in the event the voting stock of (A) Guarantor is privately held, any shareholder thereof shall transfer any such shares of stock of Guarantor to a Person other than those listed in Subsection 4.14 hereof or members of their immediate families or any grantor trust of which only the shareholders or their immediate families are a beneficiary, or (B) Guarantor or any Parent Company of Guarantor is publicly owned, any Person or group of Persons (other than the existing senior management of Guarantor and their affiliates) acting together for the purpose of changing or influencing the control of Guarantor or any Parent Company of Guarantor becomes or agrees to become the beneficial owner (directly or indirectly) of 25% or more of Guarantor's or any the shares of voting stock of any Parent Company of Guarantor.

      (c) VOLUNTARY PREPAYMENT. On any Installment Payment Date, Debtors may, at their option, on at least 15 days' prior written notice to CIT, prepay all, but not less than all, of the outstanding principal of any or Drawdown or Drawdowns made by them (provided the principal amount of such prepayment shall in no event be less than $200,000) together with (i) all interest accrued thereon to the date of prepayment, (ii) all other amounts then due and owing hereunder or with respect to all Drawdowns made by such Debtor, and (iii) an amount equal to the product of the outstanding principal of such Drawdown(s) and the applicable Optional Prepayment Percentage, if applicable; provided, however that upon Guarantor's sale of the stock of PCI or upon PCI's sale of all or substantially all of its assets, Debtors shall make a prepayment on the Note in an amount equal to the sum of (i) all outstanding Drawdowns made by PCI, (ii) all interest accrued thereon to the date of such prepayment and (iii) any prepayment premium payable pursuant to the provisions of Subsection 5.7(a)(ii) hereof. Upon payment in full of any such prepayment amounts, and so long as no Default or Event of Default has occurred and is continuing, the items of Equipment purchased by PCI shall be released from the security interest of this Agreement.

      (d) IN CONNECTION WITH A PERMITTED SALE. In accordance with, and subject to, the provisions of Subsection 5.7 hereof, Debtors shall be permitted to sell various items of Equipment. On the Installment Payment Date following the date of consummation of such sale, Debtors shall prepay the Note in an amount equal to the product of the unpaid principal of all Drawdowns, the proceeds of which were used to finance the purchase of the obsolete Equipment multiplied by a fraction the numerator of which shall be the Cost of the obsolete items of Equipment which were sold and the denominator of which shall be the original aggregate principal amount of the Drawdowns, the proceeds of which were used to finance the purchase of the obsolete Equipment (less the sum of all previous prepayments of principal made hereunder with respect to such Drawdowns). Each prepayment shall also be accompanied by a payment of interest accrued with respect to the principal amount being prepaid and any other amounts then due and owing hereunder including, without limitation, a prepayment fee if required pursuant to the provisions of Section 5.7 hereof. Upon payment in full of any such prepayment amount, and so long as no Default or Event of Default has occurred and is continuing, the item(s) of Equipment subject to such permitted sale shall be released from the security interest of this Agreement, and CIT shall promptly thereafter deliver such documents to Debtors as it may reasonably request to evidence CIT's release of lien with respect to the item(s) of Equipment which were sold.

      (e)  NO OTHER PREPAYMENTS.  Except as provided in paragraphs
(a), (b), (c) and (d) above and in Subsections 2.5(b) and (c), the Note may not be prepaid in whole or in part.

      2.4 USE OF PROCEEDS. The proceeds of each Drawdown shall be applied by each Debtor solely in payment of the Cost of the Unit of Equipment identified therewith.

      2.5  PROGRESS PAYMENTS.

      (a) CIT shall make the Progress Payments to Debtors or to the applicable Vendor on Debtors' behalf subject to the terms and conditions of this Agreement. The making of any such Progress Payment by CIT to any Debtor or to the applicable Vendor shall be deemed to constitute the acceptance by such Debtor of a Drawdown under the Note in an equal amount. All such Progress Payments made to any Vendor shall be made in the amounts, and at the times, provided for in the Purchase Agreements; PROVIDED, HOWEVER, that no Debtor shall assert any claims or defenses against CIT by reason of its remittance of other amounts at other times, provided such action by CIT shall have been taken in good faith reliance upon Vendor's claim that it is owed such amounts at such times. The parties hereto understand and agree that pursuant to the Purchase Agreements with respect to various items of Equipment, more than one Progress Payment is required in order to pay in full the purchase price thereof.

      (b) If, at the expiration of any Interim Period with respect to any item of Equipment such Equipment has not been delivered to a Debtor or a Debtor has not delivered the Delivery and Installation Certificate to CIT with respect to such item of Equipment, Debtors shall prepay an amount equal to the original principal amount of all Drawdowns representing Progress Payments with respect to such item of Equipment together with (i) all interest accrued thereon to the date of prepayment, and (ii) all other amounts then due and owing hereunder or under the Note. No prepayment premium shall be due and payable with respect to any prepayment pursuant to this Subsection 2.5(a).

      (c) If any Purchase Agreement is terminated or canceled for any reason prior to the expiration of the Interim Period with respect to any item of Equipment, Debtors shall prepay an amount equal to the original principal amount of all Drawdowns representing Progress Payments with respect to Equipment to be purchased pursuant to such Purchase Agreement together with (i) all interest accrued thereon to the date of prepayment, and (ii) except for the principal amount and accrued interest applicable to other Drawdowns, all other amounts then due and owing under the Note and attributable to Drawdowns, the proceeds of which funded the Cost of the Equipment subject to the Purchase Agreement being terminated. No prepayment premium shall be due and payable with respect to any prepayment pursuant to this Subsection 2.5(c).

      (d) With respect to any prepayment of the Note required pursuant to Subsections 2.5(b) or (c) above, if in CIT's sole discretion the Equipment identified with such prepayment is fully operational according to the specifications of the manufacturer thereof, at CIT's option (and with the consent of Debtors) such prepayments need not be made and repayment of both principal and interest on such Drawdowns shall be made as set forth in Subsection 2.2(a) hereof.

      2.6 JOINT AND SEVERAL OBLIGATIONS. (a) The obligations and liabilities of each Debtor hereunder and under the Note are joint and several, each Debtor being fully liable for the entire amount of the Obligations.

      (b) The obligations of Debtors under this Agreement and the Note shall be continuing, absolute and unconditional under any and all circumstances and shall be paid by Debtors regardless of (a) the validity, regularity, legality or enforceability of this Agreement, the Note, any of the Obligations or any collateral security therefor or the Guaranty at any time or from time to time held by CIT; (b) any defense, offset or counterclaim which may at any time be available to or be asserted by Debtors or Guarantor against CIT; or (c) any other event or circumstance whatsoever which may constitute, or might be construed to constitute, an equitable or legal discharge of a surety or a guarantor, it being the purpose and intent of Debtors that this Agreement and the Note and Debtors' obligations hereunder and thereunder shall remain in full force and effect and be binding upon each Debtor and its respective permitted successor until the Obligations shall have been satisfied by payment in full.

      (c) Each Debtor hereby consents that, without the necessity of any reservation of rights against Debtors and without notice to or assent by any Debtor, any demand for payment of any of the Obligations made by CIT may be rescinded by CIT and any of the Obligations continued, and/or the Obligations, or the liability of any party upon or for any part thereof, or any collateral security or guaranty therefor, may, from time to time, in whole or in part, be renewed, extended, amended (subject to the provisions of Section
9.6 hereof), accelerated, settled, compromised, subordinated, waived, surrendered or released by CIT, and/or this Agreement, the Note, any collateral security documents or guaranties or documents in connection therewith may be amended (subject to the provisions of Section 9.6), supplemented or terminated, in whole or in part, as CIT may deem advisable from time to time, and/or any Collateral at any time securing the payment of the Obligations may be sold, exchanged, waived, surrendered or released, each Debtor remaining bound hereunder notwithstanding the occurrence of any of the foregoing. CIT shall not have any duty to protect, secure, perfect or insure any Collateral at any time securing the payment of the Obligations. except as required by the Code. Each Debtor waives any requirement that CIT make any demand upon any other Debtor, commence suit or exercise any other right or remedy under this Agreement prior to enforcing its rights against any Debtor hereunder. Each Debtor waives diligence, presentment, protest, demand for payment and/or notice of default (except as expressly required herein) or nonpayment to or upon Debtor with respect to the Obligations. Each Debtor waives any right to require CIT to marshal assets in favor of Debtors or any other Person. When making any demand hereunder against any Debtor, CIT may, but shall be under no obligation to, make a similar demand on any other Debtor or Guarantor, and any failure by CIT to make any such demand or to collect any payments from any such other Debtor or Guarantor or any release of such other Debtor or Guarantor or other guarantor shall not relieve any Debtor of its obligations and liabilities hereunder and under the Note, and shall not impair or affect the rights and remedies, express or implied, or as a matter of law, of CIT against any Debtor. For the purposes hereof "demand" shall include the commencement and continuance of any legal proceedings.

      (d) Each Debtor waives any and all notice of the creation, renewal, extension or accrual of any of the Obligations and notice of or proof of reliance by CIT upon this Agreement or the Note or acceptance of this Agreement. The Obligations, and any of them, shall conclusively be deemed to have been created, contracted or incurred in reliance upon this Agreement and the Note, and all dealings between Debtors or Guarantor and CIT shall likewise be conclusively presumed to have been had or consummated in reliance upon this Agreement and the Note. Each Debtor acknowledges receipt of a copy of this Agreement and the Note.

      (e) Each Debtor hereby waives and relinquishes any duty on the part of CIT (should any such duty exist) to disclose to any Debtor any matter, fact or thing related to the business, operations or condition (financial or otherwise) of any other Debtor, Guarantor or its respective affiliates or subsidiaries or their properties, whether now known or hereafter known by CIT during the life of this Agreement.

      (f) Notwithstanding any payment or payments made by any Debtor hereunder or under the Note, each Debtor expressly waives any and all rights of subrogation, reimbursement, indemnity, exoneration, contribution and any other claim which it may now or hereafter have against any other Debtor or any other person directly or contingently liable for the Obligations guarantied hereunder, or against or with respect to any other Debtor's property (including, without limitation, property collateralizing the Obligations), arising from the existence or performance of its obligations hereunder and under the Note until all amounts owing to CIT by or on account of the Obligations shall have been paid in full and this Agreement terminated.


      SECTION 3.  CONDITIONS OF BORROWING.

      3.1 CONDITIONS OF INITIAL DRAWDOWN. CIT shall not be required to make the initial Drawdown hereunder, including without limitation any payment to any Vendor pursuant to any Purchase Agreement the making of which is deemed hereunder to be the making of Drawdown, unless on the Closing Date of such Drawdown:

             (a) CERTIFICATE OF INCUMBENCY OF DEBTORS. CIT shall have received a certificate of incumbency of each Debtor signed by the Secretary or Assistant Secretary of such Debtor, which certificate shall certify the names of the officers of each Debtor authorized to execute any documents hereunder or under any other related document on behalf of such Debtor, together with specimen signatures of such officers, and CIT may conclusively rely on such certificate until receipt of a further certificate of the Secretary or Assistant Secretary of any Debtor canceling or amending the prior certificate and submitting the signatures of the officers named in such further certificate.

             (b) RESOLUTIONS. CIT shall have received a certified copy of all corporate proceedings of each Debtor evidencing that all action required to be taken in connection with the authorization, execution, delivery and performance of this Agreement and the Note and the transactions contemplated hereby has been duly taken.

             (c) OPINION OF DEBTORS' AND GUARANTORS' COUNSEL. CIT shall have received the written opinion addressed to it of counsel for each of Debtors and the Guarantor reasonably satisfactory to CIT, as to matters contained in Section 4, Subsection 4.1 through 4.7, inclusive, hereof and as to matters contained in Section 4(a) - 4(f) and 4(i) of the Guaranty with respect to each Guarantor and as to such other matters incident to the transactions contemplated by this Agreement as CIT may reasonably request.

             (d) PROGRESS PAYMENT PURCHASE AGREEMENT ASSIGNMENT. CIT shall have received a duly executed Progress Payment Purchase Agreement Assignment substantially in the form of EXHIBIT F from each Debtor with respect to each Purchase Agreement.

             (e) VENDOR CONSENT AND AGREEMENT. CIT shall have received a duly executed Vendor Consent and Agreement substantially in the form of EXHIBIT G from each Debtor and the applicable Vendor with respect to each Purchase
      Agreement.

             (f) GUARANTY. The Guaranty shall have been duly executed and delivered to CIT by Guarantor substantially in the form attached hereto as EXHIBIT H.

             (g) NOTE. The Note evidencing the Loan shall have been duly executed and delivered to CIT by each Debtor.

             (h) INSURANCE. CIT shall have received evidence satisfactory to it that Debtors have obtained insurance in accordance with the provisions of this Agreement.

             (i) CONTRIBUTION AGREEMENT. CIT shall have received from each Debtor a duly executed Contribution Agreement.

      3.2 CONDITIONS OF EACH DRAWDOWN. No Debtor shall be permitted to make any Drawdown under the Note (including the initial Drawdown) unless on the Closing Date of such Drawdown:

             (a) SUPPLEMENT. Debtor shall have executed and delivered to CIT a Supplement describing in a manner reasonably satisfactory to CIT the Unit of Equipment to be financed by such Drawdown.

             (b) EQUIPMENT DELIVERY; EQUIPMENT SATISFACTORY TO CIT. Except in the case of a Drawdown to fund a Progress Payment, the Unit of Equipment being financed by such Drawdown shall have been duly delivered to and accepted by the applicable Debtor. CIT shall have inspected and appraised the Equipment and found it satisfactory in value, condition and type in its reasonable judgment, assuming that any item of Equipment is either of the type set forth on
      Schedule 1 or Schedule 2 hereto or is of a type similar to any such items.

             (c) INVOICE AND TITLE. If requested by CIT, CIT shall have received copies of the invoice or invoices covering the acquisition of the items of Equipment constituting the Unit of Equipment being financed with such Drawdown together with copies of the bills of sale, if any, conveying such items to the applicable Debtor.

             (d) PAYMENT OF EQUIPMENT COST. With respect to Drawdowns other than during an Interim Period, CIT shall be satisfied that the Cost of each item of Equipment constituting the Unit of Equipment being financed by such Drawdown has been, or concurrently with the making of such Drawdown will be, fully paid. With respect to Drawdowns made to fund Progress Payments to the applicable Debtor in reimbursement of amounts previously paid to the applicable Vendor, with respect to the Equipment, CIT shall be satisfied that the portion of the Cost of each item of Equipment constituting the Unit of Equipment being financed by such Drawdowns as to which such Debtor has requested reimbursement has been fully paid as evidenced by canceled checks, wire transfer receipts or confirmation by the vendor.

             (e) SECURITY INTEREST. All filings, recordings and other actions deemed necessary or desirable by CIT in order to establish, protect, preserve and perfect its security interest in the Unit of Equipment being financed by such Drawdown as a valid perfected first (and only) priority security interest (other than Permitted Liens) shall have been duly effected, including, without limitation, the filing of financing statements and the recordation of landlord and/or mortgagee waivers or disclaimers and/or severance agreements, all in form and substance reasonably satisfactory to CIT, and all fees, taxes and other charges relating to such filings and recordings shall have been paid by Debtors.

             (f) REPRESENTATIONS. (i) The representations and warranties contained in this Agreement shall be true and correct in all material respects on and as of the date of the making of such Drawdown with the same effect as if made on and as of such date; (ii) no Default or Event of Default shall be in existence on the date of the making of such Drawdown or shall occur as a result of such Drawdown; and
      (iii) the acceptance by the applicable Debtor of each Drawdown shall constitute a representation by Debtors that the statements contained in clauses (i) and (ii) above are true and correct on the date of such Drawdown and (iv) the making of each Drawdown shall not violate any of the provisions of the Indenture.

             (g)  NO MATERIAL ADVERSE CHANGE.  In the judgment of
      CIT, there shall have been no material adverse change in the consolidated financial condition, business or operations of Guarantor from December 31, 1994.

             (h) OTHER DOCUMENTS AND INFORMATION. CIT shall have received from Debtors, in form and substance satisfactory to CIT, such other documents and information as CIT shall reasonably request.

             (i) LEGAL MATTERS. All legal matters with respect to and all legal documents executed in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory to counsel for CIT.


      SECTION 4.  REPRESENTATIONS AND WARRANTIES.

      In order to induce CIT to enter into this Agreement and to permit Debtors to make each Drawdown, each Debtor represents and warrants to CIT that:

      4.1 ORGANIZATION. Each Debtor is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction set forth in the introductory paragraph of this Agreement, has the necessary corporate authority and power to own the Equipment and its other assets and to transact the business in which it is engaged, and is duly qualified to do business in each jurisdiction where the Equipment is located and in each other jurisdiction in which the conduct of its business or the ownership of its assets requires such qualification, except where the failure to be so qualified would not have a Material Adverse Effect.

      4.2 POWER AND AUTHORITY. Each Debtor has full power, authority and legal right to execute and deliver this Agreement, the Contribution Agreement and the Note, to perform its obligations hereunder and thereunder, to borrow hereunder and to grant the security interest created by this Agreement.

      4.3  CONSENTS AND PERMITS.  Except as set forth in Schedule
4.3 hereof, no consent of any other party (including any stockholders, trustees or holders of indebtedness), and no consent, license, approval or authorization of, exemption by, or registration or declaration with, any governmental body, authority, bureau or agency is required in connection with (i) the execution, delivery or performance by each Debtor of this Agreement or the Note, or (ii) the validity or enforceability of this Agreement, the Contribution Agreement or the Note.

      4.4 NO LEGAL BAR. The execution, delivery and performance by each Debtor of this Agreement and the Note do not and will not violate any provision of any applicable law or regulation or of any judgment, award, order, writ or decree or the like of any court or governmental instrumentality, will not violate any provision of the charter or by-laws of each Debtor and, except as set forth in
SCHEDULE 4.4, will not violate any provision of or cause a default under any mortgage, indenture, contract, agreement or other undertaking to which any Debtor is a party or which purports to be binding upon any Debtor or upon any of its assets, including, without limitation the Indenture, and will not result in the creation or imposition of any Lien on any of the assets of any Debtor other than the security interest intended to be created hereby.

      4.5 NO DEFAULTS. No Debtor is in default, and no event or condition exists which after the giving of notice or lapse of time or both would constitute an event of default, under the Indenture or any mortgage, other indenture, contract, agreement, judgment or other undertaking to which any Debtor is a party or which purports to be binding upon any Debtor or upon any of its assets, except for any such default, event or condition which, individually or in the aggregate, would not affect any Debtor's ability to perform its obligations under the Agreement or any such mortgage, indenture, contract, agreement, judgment or other undertaking.

      4.6 ENFORCEABILITY. This Agreement and the Contribution Agreement have been duly authorized, executed and delivered by Debtors and constitutes a legal, valid and binding obligation of each Debtor enforceable in accordance with its terms, except to the extent enforceability is limited by (i) applicable bankruptcy, reorganization, insolvency and similar laws affecting the enforceability of creditors rights generally, and (ii) general principles of equity which may limit the availability of equitable remedies (whether in a proceeding at law or in equity). When executed and delivered, the Note shall have been duly authorized, executed and delivered by each Debtor and shall constitute a legal, valid and binding obligation of each Debtor enforceable in accordance with its terms, and except to the extent enforceability is limited by (i) applicable bankruptcy, reorganization, insolvency and similar laws affecting the enforceability of creditors rights generally, and (ii) general principles of equity which may limit the availability of equitable remedies (whether in a proceeding at law or in equity).

      4.7 NO LITIGATION. There is no action, suit, investigation or proceeding (whether or not purportedly on behalf of any Debtor) pending or threatened against or affecting any Debtor or any of its assets (a) which involves any of the Equipment or any of the transactions contemplated by this Agreement; or (b) which, if adversely determined, would have a Material Adverse Effect.

      4.8  TITLE TO EQUIPMENT.  Upon the making of the final
Progress Payment with respect to any item of Equipment, the applicable Debtor shall have good and marketable title to the Unit of Equipment being financed, subject to no Liens except the security interest created hereby in favor of CIT.

      4.9 CIT'S SECURITY INTEREST. Upon the making of the final Progress Payment with respect to any item of Equipment, CIT shall have a legal, valid and continuing first priority security interest in the Unit of Equipment being financed on such Date, subject to no other Liens, and all filings, recordings or other actions necessary or desirable in order to establish, protect and perfect such security interest in favor of CIT as a perfected first (and exclusive) priority security interest (other than Permitted Liens) in such Equipment will have been duly effected, and all taxes, fees and other charges in connection therewith shall have been duly paid.

      4.10 FINANCIAL CONDITION OF GUARANTOR. The consolidated financial statements of Guarantor as at and for the fiscal year ended December 31, 1994 audited by Coopers & Lybrand, copies of which have been heretofore delivered to CIT, are complete and correct, have been prepared in accordance with generally accepted accounting principles consistently applied, and present fairly in all material respects the consolidated financial position of Guarantor as at said date and the results of its operations for the period ended on said date, and there has been no material adverse change in the consolidated financial condition, business or operations of Guarantor since said date.

      4.11 TAXES. Each Debtor has filed all Federal, state and local income tax returns that are required to be filed, and has paid all taxes as shown on said returns and all assessments received by it to the extent that such taxes and assessments have become due, and Debtors do not have any knowledge of any actual or proposed deficiency or additional assessment in connection therewith. The charges, accruals and reserves on the books of Debtors in respect of Federal, state and local taxes for all open years, and for the current fiscal year, make adequate provision for all unpaid tax liabilities for such periods.

      4.12 PRINCIPAL PLACE OF BUSINESS. The principal place of business of each Debtor is located at the locations set forth on
SCHEDULE 4.12.

      4.13 NO OTHER NAME. Except as set forth on SCHEDULE 4.13, during the past five (5) years, no Debtor has changed its name and has not done business in any name other than that set forth in the introductory paragraph of this Agreement.

      4.14 OWNERSHIP OF DEBTOR AND GUARANTOR. All of the issued and outstanding shares of voting stock of each Debtor are presently held by Guarantor. The issued and outstanding voting stock of Guarantor is registered under the Securities Exchange Act of 1934, as amended.

      4.15 ENVIRONMENTAL MATTERS. (a) The operations of each Debtor comply in all material respects with all applicable Environmental Laws; (b) none of the operations of any Debtor is subject to any judicial or administrative proceeding alleging the violation of any Environmental Laws; (c) none of the operations of any Debtor is the subject of a federal or state investigation to determine whether any remedial action is needed to respond to a release of any Hazardous Material into the environment; and (d) no Debtor has any known material contingent liability in connection with any release of any Hazardous Material into the environment.


      SECTION 5.  COVENANTS.

      Each Debtor covenants and agrees that from and after the date hereof and so long as the Commitment or any of the Note is outstanding:

      5.1 NOTICES. Each Debtor will promptly give written notice to CIT of (i) the occurrence of any Default or Event of Default;
(ii) the occurrence of any Event of Loss; (iii) the commencement or threat of any material litigation or proceedings affecting any Debtor or the Equipment; (iv) any dispute between Debtor and any governmental regulatory body or other party that involves any of the Equipment or that could reasonably be expected to materially interfere with the normal business operations of Debtor; and (v) Debtor's receipt of any notice that (A) the operations of Debtor are not in material compliance with the requirements of applicable Environmental Laws, (B) Debtor is subject to a federal or state investigation to determine whether any remedial action is needed to respond to the release of any Hazardous Material into the environment, or (C) any properties or assets of Debtor are subject to an Environmental Lien.

      5.2 LAWS, OBLIGATIONS; OPERATIONS. Each Debtor will (i) in all material respects duly observe and conform to all requirements of any governmental authorities relating to the conduct of its business, to the performance of its obligations hereunder, to the use, operation, or ownership of the Equipment, or to its properties or assets; (ii) maintain its existence as a legal entity and obtain and keep in full force and effect all rights, franchises, licenses and permits which are necessary to the proper conduct of its business; (iii) obtain or cause to be obtained as promptly as possible any governmental, administrative or agency approval and make any filing or registration therewith which at the time shall be required with respect to the performance of its obligations under this Agreement or the operation of its business; and (iv) pay all fees, taxes, assessments and governmental charges or levies imposed upon any of the Equipment.

      5.3 INSPECTION. CIT or its authorized representative may upon prior notice and at any reasonable time or times inspect the Equipment and, following the occurrence and during the continuation of an Event of Default, may upon prior notice and at any reasonable time or times inspect the books and records of Debtors.

      5.4 BOOKS. Each Debtor will keep proper books of record and account in which full, true and correct entries in accordance with generally accepted accounting principles will be made of all dealings or transactions in relation to its business and activities.

      5.5 FINANCIAL INFORMATION. Debtors will cause to be furnished furnish to CIT (a) as soon as available, but in any event not later than 120 days after the end of each fiscal year of Guarantor, a consolidated balance sheet of Guarantor as at the end of such fiscal year, and consolidated statement of income and consolidated statement of cash flow of Guarantor for such fiscal year, all in reasonable detail, prepared in accordance with generally accepted accounting principles applied on a basis consistently maintained throughout the period involved and audited by certified public accountants reasonably acceptable to CIT; (b) as soon as available, but in any event not later than 90 days after the end of each of the first three quarterly periods of each fiscal year of Guarantor, a consolidated balance sheet of as at the end of such quarterly period and a consolidated statement of income and consolidated statement of cash flow of Guarantor for such quarterly period and for the portion of the fiscal year then ended, or a copy of Guarantor's Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission containing such balance sheet and statements, all in reasonable detail, prepared in accordance with generally accepted accounting principles applied on a basis consistently maintained throughout the period involved and certified by the chief financial officer of Guarantor; (c) furnish to CIT, together with the financial statements described in clauses 5.5(a) and 5.5(b) above, a statement signed by Guarantor's chief financial officer certifying that Guarantor is in compliance with all financial covenants contained in the Indenture and any credit agreement between Guarantor and Heller Financial, Inc. or any other lender who supplies Guarantor with a revolving line of credit and every other material financing agreement of Guarantor, or if Guarantor is not in compliance, the nature of such noncompliance or default, and the status thereof (such statement shall set forth the actual calculations of any financial covenants and the details of any amendments or modifications of any financial covenants); and
(d) promptly, such additional financial and other information as CIT may from time to time reasonably request.

      5.6 FURTHER ASSURANCES. Each Debtor will promptly, at any time and from time to time, at its sole expense, execute and deliver to CIT such further instruments and documents, and take such further action, as CIT may from time to time reasonably request in order to further carry out the intent and purpose of this Agreement and to establish and protect the rights, interests and remedies created, or intended to be created, in favor of CIT hereby, including, without limitation, the execution, delivery, recordation and filing of financing statements and continuation statements. Each Debtor hereby authorizes CIT, in such jurisdictions where such action is authorized by law, to effect any such recordation or filing of financing statements without the signature of Debtor thereon and to file as valid financing statements in the applicable financing statement records, photocopies hereof and of any other financing statement executed in connection herewith. Each Debtor will pay, or reimburse CIT for, any and all fees, costs and expenses of whatever kind or nature incurred in connection with the creation, preservation and protection of CIT's security interest in the Equipment, including, without limitation, all fees and taxes in connection with the recording or filing of instruments and documents in public offices, payments or discharge of any taxes or Liens upon or in respect of the Equipment, premiums for insurance with respect to the Equipment (if not insured by Debtors in accordance with the terms hereof) and all other fees, costs and expenses in connection with protecting, maintaining or preserving the Equipment and CIT's interests therein, whether through judicial proceedings or otherwise, or in connection with defending or prosecuting any actions, suits or proceedings arising out of or related to the Equipment; and all such amounts that are paid by CIT shall, until reimbursed by Debtors, constitute Obligations of Debtors secured by the Collateral.

      5.7 NO DISPOSITION OF COLLATERAL. Debtors will not sell, convey, transfer, exchange, lease or otherwise relinquish possession or dispose of any of the Collateral or attempt or offer to do any of the foregoing, except that Debtors may sell Equipment which any Debtor in its reasonable judgment believes to be obsolete provided that with respect to, or at the time of, any such sale all of the following conditions are satisfied:

             (i) No Event of Default or Default shall have occurred and be continuing;

             (ii) The Obsolete Prepaid Principal Amount, as defined below, required to be prepaid by Debtors with respect to all such obsolete Equipment sold hereunder including, without limitation, any items of Equipment owned by PCI which have been sold in connection with the provisions of Section 2.3(b)(ii) hereof or are sold as a result of the sale of the stock of PCI as permitted by the provisions of Section 2.3(b)(iii) hereof, is less than $500,000 in the aggregate in any calendar year (or, to the extent the Obsolete Prepaid Principal Amount exceeds $500,000 in any calendar year, Debtors pay to CIT, in addition to the amounts specified in
      Section 2.3(d) hereof, an amount equal to the product of all amounts in excess of $500,000 and the Optional Prepayment Percentage). "OBSOLETE PREPAID PRINCIPAL AMOUNT" with respect to (x) any item of obsolete Equipment to be sold by a Debtor hereunder, shall be deemed to be the product of (A) the unpaid principal amount of all Drawdowns, the proceeds of which were used to finance the purchase of the obsolete Equipment multiplied by (B) a fraction the numerator of which shall be the Cost of the item(s) of obsolete Equipment and the denominator of which shall be the original aggregate principal amount of the Drawdowns under the Note, the proceeds of which were used to finance the purchase of the obsolete Equipment and (y) with respect to Equipment owned by PCI after the occurrence of a PCI Prohibited Transaction, the outstanding principal of all Drawdowns made by PCI.

             (iii) Such sale is on an arm's length basis for a sale price paid in cash.

Debtors shall give CIT prior written notice of any such sale promptly but in any event no later than five (5) Business Days prior to the date on which such sale is to be consummated. Debtors further covenant and agree that concurrently with the consummation of any such sale, Debtors shall comply with the provisions of Subsection 2.3(d) hereof.

      5.8 NO LIENS. Debtors will not create, assume or suffer to exist any Lien of any kind upon the Collateral except for the security interest created hereby.

      5.9 DEBTOR'S TITLE; CIT'S SECURITY INTEREST; PERSONAL PROPERTY. Debtors will warrant and defend its good and marketable title to the Equipment, and CIT's perfected first priority security interest in the Collateral, against all claims and demands whatsoever. Each Debtor agrees that the Equipment shall be and at all times remain separately identifiable personal property.
Debtors shall, at its expense, take such action (including the obtaining and recording of waivers) as may be necessary to prevent any third party from acquiring any right to or interest in the Equipment by virtue of the Equipment being deemed to be real property or a part of real property or a part of other personal property, and if at any time any person shall claim any such right or interest, Debtors shall, at its expense, cause such claim to be waived in writing or otherwise eliminated to CIT's satisfaction within 30 days after such claim shall have first become known to Debtors.

      5.10 NO CHANGES IN DEBTORS. No Debtor shall: (a) enter into any Prohibited Transaction except as provided in Subsection 2.3(b) hereof; or (b) liquidate or dissolve; or (c) change the form of organization of its business; or (d) without thirty (30) days prior written notice to CIT, change its name or its chief place of business.

      5.11  USE OF EQUIPMENT; MAINTENANCE; IDENTIFICATION;
REPLACEMENT UPON EVENT OF LOSS.

      (a) Debtors will not move any of the Equipment from the location specified on the Supplement relating thereto without the prior written consent of CIT, which consent shall not be unreasonably withheld.

      (b) Debtors will use the Equipment in a careful and proper manner, will in all material respects comply with and conform to all governmental laws, rules and regulations relating thereto, and will cause the Equipment to be operated in all material respects in accordance with the manufacturer's or supplier's instructions or manuals and only by competent and duly qualified personnel.

      (c) Each Debtor will, at its own expense, keep and maintain the Equipment in good repair, condition and working order and furnish all parts, replacements, mechanisms, devices and servicing required therefor so that the value, condition and operating efficiency thereof will at all times be maintained and preserved, normal wear and tear excepted. All such repairs, parts, mechanisms, devices and replacements shall immediately, without further act, become part of the Equipment and subject to the security interest created by this Agreement.

      (d) Debtors will not make or authorize any improvement, change, addition or alteration to the Equipment if such improvement, change, addition or alteration will impair the originally intended function or use of the Equipment or impair the value of the Equipment as it existed immediately prior to such improvement, change, addition or alteration. Any part added to the Equipment in connection with any improvement, change, addition or alteration shall immediately, without further act, become part of the Equipment and subject to the security interest created by this Agreement.

      (e) If requested by CIT in writing, Debtors shall, at its expense, attach to each item of Equipment a notice reasonably satisfactory to CIT disclosing CIT's security interest in such item of Equipment.

      (f) In the event that any item of Equipment shall suffer an Event of Loss, Debtors shall make a prepayment on the Note identified with such item of Equipment as set forth in Subsection 2.3(a) or, at Debtors' option and provided no Event of Default shall have occurred and be continuing, Debtors may replace such item with another item of similar description having a value, utility and remaining useful life at least equal to, and being in as good operating and mechanical condition as, that which the item being replaced would have had and been in if no such Event of Loss had occurred (assuming that such replaced item was in the condition required pursuant to the terms hereof) (a "REPLACEMENT UNIT") and such Replacement Unit shall be deemed part of the Equipment hereunder and all provisions of this Agreement shall be applicable to such Replacement Unit to the same extent as the item it replaced.

      As a further condition to any replacement of any item of Equipment hereunder, Debtors shall, at their own expense, prior to or simultaneously with such replacement (i) furnish CIT with a warranty (as to title) bill of sale with respect to such Replacement Unit from the vendor thereof conveying to the applicable Debtor good and marketable title to such Replacement Unit free and clear of all Liens, (ii) assign to CIT all of the applicable Debtor's rights under any agreement to purchase a Replacement Unit except for Debtor's rights to be indemnified by the vendor thereof in connection with claims of patent infringement, personal injury and property damage (provided, notwithstanding the foregoing assignment, Debtors shall remain liable to the vendor thereunder to perform all the duties and obligations of the purchaser thereunder to the same extent as if no such assignment had occurred, and CIT shall not have any obligation thereunder), and (iii) furnish CIT with an officer's certificate of the applicable Debtor containing a description of such Replacement Unit and certifying that such Replacement Unit satisfies the requirements for a Replacement Unit set forth in this Section 5.11.


      5.12  INSURANCE.

      Debtors shall obtain and maintain at all times on the Collateral, at its expense, "All-Risk" physical damage and, if required by CIT, liability (including bodily injury and property damage) insurance in such amounts, against such risks, in such form and with such insurers as shall be satisfactory to CIT (it being agreed that the existing insurance coverage described on Schedule
5.12 hereto is satisfactory to CIT); provided, however, that the amount of physical damage insurance shall not be less than the greater of the full replacement value of the Collateral or 100% of the then aggregate outstanding principal amount of the Note. All physical damage insurance policies shall be made payable to CIT as its interest may appear; if liability insurance is required by CIT, the liability insurance policies shall name CIT as additional insured. All such insurance policies will be in form, amount and substance acceptable to CIT (it being agreed that the existing insurance coverage described on Schedule 5.12 hereto is satisfactory to CIT). Debtors shall deliver the certificates of insurance thereof to CIT prior to policy expiration or upon CIT's request but CIT shall bear no duty or liability to ascertain the existence or adequacy of such insurance. Each insurance policy shall, among other things, require that the insurer give CIT at least 30 days' prior written notice of any alteration in the terms of such policy or of the cancellation thereof and that the interests of CIT be continued insured regardless of any breach of or violation by Debtors of any warranties, declarations or conditions contained in such insurance policy. The insurance maintained by the Debtors shall be primary with no other insurance maintained by CIT (if any) contributory.

      5.13  HAZARDOUS SUBSTANCES.

      (a) Debtors shall not generate, store, treat, discharge, refine, handle, release or dispose of any Hazardous Substances, except in material compliance with Applicable Laws.

      (b) Should a release of Hazardous Substances occur which is reasonably likely to require an expenditure by Debtors for investigation and cleanup in excess of $100,000, Debtors shall provide a report to CIT describing the nature of the release and the remedial action proposed to be taken. If Debtors shall fail to provide such a report, or if the proposed action shall not be reasonably satisfactory to CIT, CIT may require that Debtors retain a qualified and licensed engineer to conduct, at Debtors' expense, an investigation of that release. Any report of the investigation shall be delivered simultaneously to Debtors and CIT. Debtors shall expeditiously proceed to implement any cleanup required and shall provide a report to CIT upon the completion of such work.


      SECTION 6.  SECURITY INTEREST.

      6.1 GRANT OF SECURITY INTEREST. As collateral security for the prompt and complete payment and performance when due of all the Obligations and in order to induce CIT to enter into this Agreement and make the Loan in accordance with the terms here. Each Debtor hereby assigns, conveys, mortgages, pledges, hypothecates and transfers to CIT, and hereby grants to CIT a first priority security interest in, all each Debtor's right, title and interest in, to and under the Collateral.

      6.2  CIT APPOINTED AS ATTORNEY-IN-FACT.

      (a) Each Debtor hereby irrevocably constitutes and appoints CIT and any officer or agent thereof, with full power of substitution, as its true and lawful attorney-in-fact with full irrevocable power and authority in the place and stead of such Debtor and in the name of Debtor or in its own name, from time to time in CIT's discretion following and during the continuance of an Event of Default, for the purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments which may be necessary or desirable to accomplish the purposes of this Agreement. Each Debtor hereby ratifies all that said attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney is a power coupled with an interest and shall be irrevocable.

      (b) The powers conferred on CIT hereunder are solely to protect its interest in the Collateral and shall not impose any duty upon it to exercise any such powers. CIT shall be accountable only for amounts that it actually receives as a result of the exercise of such powers and neither it nor any of its officers, directors, employees or agents shall be responsible to Debtors for any act or failure to act.

      SECTION 7.  EVENTS OF DEFAULT.

      The following events shall each constitute an event of default (herein called "Event of Default") under this Agreement:

      (a) Any Debtor shall fail to pay any Obligation within 10 days after the same becomes due (whether at the stated maturity, by acceleration or otherwise); or

      (b) Any representation or warranty made by any Debtor in this Agreement or in connection with the Loan or by Guarantor in the Guaranty or by Guarantor or any Debtor in any document, certificate or financial or other statement now or hereafter furnished by any Debtor or Guarantor in connection with this Agreement or the Guaranty shall at any time prove to be untrue or misleading in any material respect as of the time when made; or

      (c) Any Debtor shall fail to observe any covenant, condition or agreement contained in Subsections 2.3(b), 2.4, 5.7, 5.8, 5.10, 5.11(a), 5.11(d), 5.12 or 5.14 hereof and, in the case of breaches of Sections 5.8, 5.11(a) or 5.11(d) such failure continues for a period of 10 days after notice thereof is received from CIT, or is otherwise actually known to any Debtor; or

      (d) Any Debtor shall fail to observe or perform any other covenant, condition or agreement contained in this Agreement, and such failure shall continue unremedied for a period of 30 days after the earlier of (i) the date on which any Debtor obtains knowledge of such failure; or (ii) the date on which notice thereof shall be given by CIT to Debtors; or

      (e) Any Debtor, Guarantor or any Affiliate of any Debtor or Guarantor shall (i) default in the payment or performance of any obligation to CIT or to any of CIT's subsidiaries or other Affiliates, whether such obligation is for borrowed money, under any lease, under any guarantee or similar accommodation, or for the deferred purchase price of property including interest thereon, beyond the period of grace, if any, provided with respect thereto,
(ii)(x) default in the payment of any obligation to any third party or any Affiliate or subsidiary of any Debtor or Guarantor in an original principal amount equal to or in excess of $500,000, whether such obligation is for borrowed money, under any lease, under any guarantee or similar accommodation, or for the deferred purchase price of property including interest thereon, beyond the period of grace, if any, provided with respect thereto, or (y) default in the performance or observance of any other term, condition or agreement contained in any such obligation or in any agreement relating thereto, if the effect of such default is to cause such obligation to become due prior to its stated maturity or to realize upon any collateral given as security therefor; or

      (f) The institution by any Debtor or Guarantor of proceedings to be adjudicated a bankrupt or insolvent, or the consent by it to the institution of bankruptcy or insolvency proceedings against it, or the commencement by any Debtor or Guarantor of a voluntary proceeding or case under the Federal bankruptcy laws, as now or hereafter constituted, or any other applicable Federal, state or foreign bankruptcy, insolvency or other similar law, or the consent by any of them to the filing of any such petition or to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian or sequestrator (or other similar official) of any Debtor or Guarantor or of any substantial part of their property, or the making by any of them of an assignment for the benefit of creditors or the admission by any them of its inability to pay its debts generally as they become due or its willingness to be adjudicated a bankrupt or the failure of any Debtor or Guarantor generally to pay its respective debts as they become due or the taking of corporate action by any Debtor or Guarantor in furtherance of any of the foregoing; or

      (g) The entry of a decree or order for relief by a court having jurisdiction in respect of any Debtor or Guarantor, adjudging any Debtor or Guarantor a bankrupt or insolvent, or approving as properly filed a petition seeking a reorganization, arrangement, adjustment or composition of or in respect of any Debtor or Guarantor in an involuntary proceeding or case under the Federal bankruptcy laws, as now or hereafter constituted, or any other applicable Federal, state or foreign bankruptcy, insolvency or other similar law, or appointing a receiver, liquidator, assignee, custodian, trustee or sequestrator (or other similar official) of any Debtor or Guarantor or of any substantial part of its respective property, or ordering the winding-up or liquidation of any of its affairs, and the continuance of any such decree or order unstayed and in effect for a period of 30 days; or

      (h) Any Debtor shall fail to observe any covenant, condition or agreement contained in any Progress Payment Purchase Agreement Assignment or any Vendor Consent and Agreement and such failure shall continue for a period of 30 days after the earlier of the date on which (i) any Debtor has knowledge thereof or (ii) CIT sends Debtors written notice thereof; or

      (i) Any Vendor shall fail to observe any material covenant or agreement contained in any Vendor Consent and Agreement and such failure shall continue for a period of 30 days after the earlier of the date on which (i) any Debtor has knowledge thereof or (ii) CIT sends Debtors written notice thereof; or

      (j) Guarantor shall fail to observe any covenant, condition or agreement contained in the Guaranty contained in Section 5 or shall fail to observe any other covenant, condition or agreement contained in the Guaranty and with respect to any such failure shall continue for a period of 30 days after the earlier of such date (i) on which Guarantor has knowledge thereof or (ii) CIT gives notice thereof to Debtors; or

      (k) Guarantor's Cash Flow Coverage Ratio on a rolling four quarter basis shall be less than 1.4 to 1.0 as at the end of any such fiscal quarter from the date of this Agreement through March 31, 1997 or thereafter shall be less than 1.5 to 1.0 as at the end any such fiscal quarter; or

      (l) Guarantor's Funded Debt to EBITDA Ratio on a rolling four quarter basis shall exceed the following:

             (i) on or prior to December 31, 1995, 5.25 to 1.0 as at the end of any such fiscal quarter;

             (ii) on or prior to December 31, 1996, 5.0 to 1.0 as at the end of any such fiscal quarter;

             (ii) after December 31, 1996, 4.75 to 1.0 as at the end of any such fiscal quarter; or

      (m) Guarantor's Leverage Ratio shall exceed 5.0 to 1.0 at any time.


      SECTION 8.  REMEDIES.

      8.1 TERMINATION; ACCELERATION. If an Event of Default specified in Subsections 7(f) or (g) above shall occur, then, and in any such event, the Commitment shall immediately terminate and the principal amount of the Note, together with accrued interest thereon and all other amounts owing under or with respect to this Agreement shall become immediately due and payable without any notice or other action by CIT, and if any other Event of Default shall occur and be continuing, then, and in any such event, CIT may, by notice of default given to Debtors, (a) terminate forthwith the Commitment and/or (b) declare the Note and all other amounts owing under or with respect to this Agreement to be forthwith due and payable, whereupon the principal amount of the Note, together with accrued interest thereon and all other amounts owing under or with respect to this Agreement shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived. During the continuance of any Event of Default hereunder, CIT shall have the right to pursue and enforce any of its rights and remedies under this Section 8.

      8.2 ADDITIONAL REMEDIES. If an Event of Default shall occur and be continuing, CIT may exercise in addition to all other rights and remedies granted to it in this Agreement and in any other instrument or agreement securing, evidencing or relating to the Obligations, all rights and remedies of secured parties under the Code or under any other applicable law. Without limiting the generality of the foregoing, each Debtor agrees that in any such event, CIT, without demand of performance or other demand, advertisement or notice of any kind (except the notice specified below of time and place of public or private sale) to or upon Debtors or any other person (all and each of which demands, advertisements and/or notices are hereby expressly waived), may forthwith collect, receive, appropriate and realize upon the Collateral, or any part thereof, and/or may forthwith sell, lease, assign, give option or options to purchase or otherwise dispose of and deliver the Collateral (or contract to do so), or any part thereof, in one or more parcels at public or private sale or sales, at any exchange or broker's board or at any of CIT's offices or elsewhere at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. CIT shall have the right upon any such public sale or sales, and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in Debtors, which right or equity is hereby expressly released. CIT shall apply the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale (after deducting all reasonable costs and expenses of every kind incurred therein or incidental to the care, safekeeping or otherwise of any or all of the Collateral or in any way relating to the rights of CIT hereunder, including attorneys' fees and legal expenses) to the payment in whole or in part of the Obligations, in such order as CIT may elect and only after so applying such net proceeds and after the payment by CIT of any other amount required by any provision of law (including Section 9-504(1)(c) of the Code), need CIT account for the surplus, if any, to Debtors. To the extent permitted by applicable law, Each Debtor waives all claims, damages, and demands against CIT arising out of the repossession, retention or sale of the Collateral. Debtor agrees that CIT need not give more than 10 days' notice (which notification shall be deemed given when mailed, postage prepaid, addressed to Debtors care of the Guarantor at the address set forth in Subsection 9.2 hereof) of the time and place of any public sale or of the time after which a private sale may take place and that such notice is reasonable notification of such matters. Each Debtor shall be jointly and severally liable for any deficiency if the proceeds of any sale or disposition of the Collateral are insufficient to pay all amounts to which CIT is entitled.

      Each Debtor further agrees, at CIT's request following and during the continuance of an Event of Default, to assemble (at Debtors' expense) the Collateral, and make it available to CIT at places which CIT shall select, whether at Debtors' premises or elsewhere. CIT in its sole discretion to the extent permitted by applicable law then in effect may demand that Debtors, and Debtors, at their joint and several expense upon such demand shall, return the Equipment promptly to CIT at such place in the continental United States of America as CIT shall specify, or CIT, at its option, may enter upon the premises where the Equipment is located and take immediate possession of the Equipment and remove the same by summary proceedings or otherwise, all without liability for or by reason of such entry or taking of possession, whether for the restoration of damage to property caused by such taking or otherwise. Upon CIT's taking of possession of the Equipment, each Debtor agrees that each item of Equipment shall be capable of passing performance tests according to the specifications of the manufacturer thereof, all peripheral equipment and additional systems related to each item of Equipment must be intact and fully operational, and all pneumatic, electrical, hydraulic and mechanical systems contained in such item of Equipment must be fully operational according to the specifications of the manufacturer thereof. Each Debtor agrees at its expense to use its best efforts to make available to CIT a representative of the manufacturer of each item of Equipment for the purposes of disassembly of such item of Equipment.

      Notwithstanding anything to the contrary in the event an Event of Default under Subsection 7(h) or 7(i) shall occur, CIT agrees that it shall be entitled to all of the remedies set forth in this Section 8 but CIT limit such remedies to acceleration of the Drawdowns the proceeds of which were paid to the Vendor (or to Debtors in reimbursement of such Vendor) with respect to which such Event of Default related and to the Equipment being purchased from such Vendor.

      8.3 PAYMENT OF CIT'S COSTS. Each Debtor agrees to pay all costs of CIT, including attorneys' fees, incurred with respect to the collection of any of the Obligations and the enforcement of any of its respective rights hereunder.

      8.4 WAIVER BY DEBTOR. Each Debtor hereby waives presentment, demand, protest or any notice, except as hereinabove provided in Section 8 (to the extent permitted by applicable law) of any kind in connection with this Agreement or any Collateral.

      8.5 ADDITIONAL DAMAGES. At the time of the acceleration of the Note pursuant to this Section, there shall be due and payable, in addition to the accelerated amounts set forth herein and all other amounts set forth herein, without notice or demand of any kind, as liquidated damages for loss of a bargain and not as a penalty, a lost transaction fee equal to the full outstanding principal amount of the Note being accelerated multiplied by the
Section 8 Percentage.

      8.6 CONDITION AND STORAGE OF EQUIPMENT. During any period in which an Event of Default has occurred and is continuing, Debtors shall not move, disassemble or dismantle any item of Equipment, or detach or move to another location, whether or not part of any Debtor's premises, any auxiliary item of equipment which is required for normal or customary operation of any item of Equipment. During any period in which an Event of Default has occurred and is continuing and following any termination of this Agreement pursuant to the terms hereof, CIT and any prospective purchasers of the Equipment may at any reasonable time inspect the Equipment. Following any termination of this Agreement pursuant to the terms hereof, CIT shall be entitled to store the Equipment in such condition at Debtor's premises at no cost to CIT for six months.


      SECTION 9.  MISCELLANEOUS.

      9.1 NO WAIVER; CUMULATIVE REMEDIES. No failure or delay on the part of CIT in exercising any right, remedy, power or privilege hereunder or under the Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. No right or remedy in this Agreement is intended to be exclusive but each shall be cumulative and in addition to any other remedy referred to herein or otherwise available to CIT at law or in equity; and the exercise by CIT of any one or more of such remedies shall not preclude the simultaneous or later exercise by CIT of any or all such other remedies. The acceptance by CIT of any regular installment payment or any other sum owing hereunder shall not (a) constitute a waiver of any Event of Default in existence at the time, regardless of Lender's knowledge or lack of knowledge thereof at the time of such acceptance, and (b) constitute a waiver of any Event of Default unless CIT shall have agreed in writing to waive the Event of Default. To the extent permitted by law, each Debtor waives any rights now or hereafter conferred by statute or otherwise which limit or modify any of CIT's rights or remedies under this Agreement.

      9.2 NOTICES. All notices, requests and demands to or upon any party hereto shall be deemed to have been duly given or made when deposited in the United States mail, first class postage prepaid, or when sent by telecopier with telephonic confirmation of receipt thereof, addressed to such party as follows, or to such other address as may be hereafter designated in writing by such party to the other party hereto:


If to Debtors:         Atlantis Plastics, Inc.
                       1870 The Exchange, Suite 200
                       Atlanta, GA  30339
                       Attention: Chief Financial Officer
                       Telecopier: (404) 618-7080

WITH
A COPY TO:               Trivest Group, Inc.
                         2665 South Bayshore Drive, 8th floor
                         Miami, Florida  33133
                         Attention: Peter W. Klein
                         Telecopier No. (305) 285-0102

CIT:                     The CIT Group/Equipment Financing, Inc.
                         1211 Avenue of the Americas
                         New York, New York  10036
                         Attention:  Senior Vice President -
                                     Credit
                         Telecopier No. (212) 536-1385

WITH
A COPY TO:               The CIT Group/Equipment Financing, Inc.
                         1211 Avenue of the Americas
                         New York, New York  10036
                         Attention:  General Counsel/CEF
                         Telecopier No. (212) 536-1388

      9.3 PAYMENT OF EXPENSES AND TAXES; INDEMNITY; PERFORMANCE BY CIT OF DEBTORS' OBLIGATIONS.

      (a) Each Debtor agrees, whether or not the transactions contemplated by this Agreement shall be consummated, to pay (i) all reasonable costs and expenses of CIT in connection with the negotiation, preparation, execution and delivery of this Agreement, and the other documents relating hereto; (ii) all fees, taxes and other reasonable expenses of whatever nature incurred in connection with the recording of this Agreement or any other document or instrument required hereby, or in connection with the creation, preservation and protection of CIT's security interest in the Equipment, including, without limitation, all filing and Lien search fees, payment or discharge of any taxes or Liens upon, or in respect to, the Equipment, and all other reasonable fees and expenses in connection with protecting or maintaining the Equipment or in connection with defending or prosecuting any actions, suits or proceedings arising out of, or related to, the Equipment; and
(iii) all costs and expenses of CIT in connection with the enforcement of this Agreement and the Note, including all legal fees and disbursements arising in connection therewith; PROVIDED, HOWEVER, that Debtors shall not be liable for any expenses or fees of CIT's in-house legal department in connection with the preparation and negotiation of this Agreement and the documents contemplated hereby. Each Debtor also agrees to pay, and to indemnify and save CIT harmless from any delay in paying, all taxes, including, without limitation, sales, use, stamp and personal property taxes (other than any corporate income, capital, franchise or similar taxes payable by CIT with respect to the payments made to CIT hereunder or thereunder) and all license, filing, and registration fees and assessments and other charges, if any, which may be payable or determined to be payable in connection with the execution, delivery and performance of this Agreement or the Note or any modification thereof.

      (b) Each Debtor hereby further agrees, whether or not the transactions contemplated by this Agreement shall be consummated to pay, indemnify, and hold CIT harmless from and against any and all other liabilities, obligations, losses, damages, penalties, claims, actions, judgments, suits, out-of-pocket costs, expenses (including reasonable legal expenses) or disbursements of any kind or nature whatsoever arising out of or with respect to this Agreement, the Equipment or CIT's interest therein, including, without limitation, as a direct or indirect result of the violation or alleged violation by any Debtor of any Environmental Law or any law or regulation relating to Hazardous Material treatment, storage, disposal, generation and transportation, air, water and noise pollution, soil or ground water contamination, the handling, storage or release into the environment of Hazardous Materials, or with respect to, or as a direct or indirect result of the presence on or under, or the escape, seepage, leakage, spillage, discharge, emission or release from, properties utilized by any Debtor in the conduct of its business into or upon any land, the atmosphere, or any watercourse, body of water or wetland, of any Hazardous Materials, the execution, delivery, enforcement, performance or administration of this Agreement and the Note and the manufacture, purchase, ownership, possession, use, selection, operation or condition of the Equipment or any part thereof (the foregoing being referred to as the "indemnified liabilities"), PROVIDED, that Debtors shall have no obligation hereunder with respect to indemnified liabilities arising from the gross negligence or wilful misconduct of CIT.

      (c) If Debtors fail to perform or comply with any of their agreements contained herein and following at least 10 days prior written notice thereof, CIT shall itself perform or comply, or otherwise cause performance or compliance, with such agreement, the reasonable expenses of CIT incurred in connection with such performance or compliance together with interest thereon at the rate provided for in the Note shall be payable by Debtors to CIT on demand and until such payment shall constitute Obligations secured hereby.

      9.4 COMMITMENT FEE. CIT acknowledges receipt from Guarantor of a commitment fee in the amount of $75,000 (the "Commitment Fee"). CIT agrees to refund to Guarantor after the expiration of the commitment period hereunder and completion by CIT of all follow-up matters related to the transactions contemplated hereby, as the refundable portion of the Commitment Fee, an amount which bears the same relationship to $75,000 as the aggregate principal amount of all Drawdowns made under the Note (but in no event to exceed $15,000,000) bears to $15,000,000 (such refund shall be net, however, of any out-of-pocket fees, costs, disbursements and expenses incurred by CIT in connection with the transactions contemplated hereby). Debtors and Guarantor agree that the difference, if any, between $75,000 and the amount determined in accordance with the foregoing sentence shall be retained by CIT.
In the event the Loan is not made hereunder, CIT shall retain the entire Commitment Fee provided that the failure of CIT to make the Loan is as result of any Debtor's failure to comply with any of the conditions precedent set forth in Section 3 hereof or Debtors' decision not to proceed with the Loan for whatever reason.

      9.5 SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All representations and warranties made in this Agreement and any certificates delivered pursuant hereto or thereto shall survive the execution and delivery of this Agreement and the making of the Loan hereunder, and the agreements contained in Subsection 9.3 hereof shall survive payment of the Note.

      9.6 AMENDMENTS; WAIVERS. No provision of this Agreement, the Note, or any related agreements, may be amended or modified in any way, nor may noncompliance therewith be waived, except pursuant to a written instrument executed by CIT and Debtors. In the case of any waiver, CIT and Debtors shall be restored to their former position and rights hereunder, under the outstanding Note, and under any related agreements, and any Default or Event of Default waived shall be deemed to be cured and not continuing, but no such waiver shall in any way be, or be construed to be, a waiver of any other or subsequent Default or Event of Default, or impair any right consequent thereon.

      9.7 COUNTERPARTS. This Agreement may be executed by the parties hereto on any number of separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute but one and the same instrument.

      9.8 HEADINGS. The headings of the Sections and paragraphs are for convenience only, are not part of this Agreement and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

      9.9 SUCCESSORS OR ASSIGNS. THIS AGREEMENT SHALL BE BINDING UPON AND INURE TO THE BENEFIT OF DEBTORS AND CIT AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS, EXCEPT THAT NO DEBTOR MAY ASSIGN OR TRANSFER ITS RIGHTS HEREUNDER OR ANY INTEREST HEREIN WITHOUT THE PRIOR WRITTEN CONSENT OF CIT. Notwithstanding anything to the contrary contained in the foregoing, CIT agrees to assign no more than 49% of its interest in the Note and its interest in this Agreement.

      9.10 MERGER CLAUSE. This Agreement contains the complete, final and exclusive statement of the terms of the agreement between CIT and Debtors relating to the transactions hereby contemplated.

      9.11 CONSTRUCTION. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by law, each Debtor hereby waives any provision of law which renders any provision hereof prohibited or unenforceable in any respect. THIS AGREEMENT AND THE NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

      9.11 JURISDICTION. EACH DEBTOR HEREBY IRREVOCABLY CONSENTS AND AGREES THAT ANY LEGAL ACTION, SUIT, OR PROCEEDING ARISING OUT OF OR IN ANY WAY IN CONNECTION WITH THIS AGREEMENT MAY BE INSTITUTED OR BROUGHT IN THE COURTS OF THE STATE OF NEW YORK, IN THE COUNTY OF NEW YORK, OR THE UNITED STATES COURTS FOR THE SOUTHERN DISTRICT OF NEW YORK, AS CIT MAY ELECT, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH DEBTOR HEREBY IRREVOCABLY ACCEPTS AND SUBMITS TO, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF ANY SUCH COURT, AND TO ALL PROCEEDINGS IN SUCH COURTS. EACH DEBTOR IRREVOCABLY CONSENTS TO SERVICE OF ANY SUMMONS AND/OR LEGAL PROCESS BY REGISTERED OR CERTIFIED UNITED STATES AIR MAIL, POSTAGE PREPAID, TO DEBTORS CARE OF THE GUARANTOR AT THE ADDRESS SET FORTH IN SUBSECTION 9.2 HEREOF, SUCH METHOD OF SERVICE TO CONSTITUTE, IN EVERY RESPECT, SUFFICIENT AND EFFECTIVE SERVICE OF PROCESS IN ANY SUCH LEGAL ACTION OR PROCEEDING. NOTHING IN THIS AGREEMENT SHALL AFFECT THE RIGHT TO SERVICE OF PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR LIMIT THE RIGHT OF CIT TO BRING ACTIONS, SUITS OR PROCEEDINGS IN THE COURTS OF ANY OTHER JURISDICTION. EACH DEBTOR FURTHER AGREES THAT FINAL JUDGMENT AGAINST IT IN ANY SUCH LEGAL ACTION, SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN ANY OTHER JURISDICTION, WITHIN OR OUTSIDE THE UNITED STATES OF AMERICA, BY SUIT ON THE JUDGMENT, A CERTIFIED OR EXEMPLIFIED COPY OF WHICH SHALL BE CONCLUSIVE EVIDENCE OF THE FACT AND THE AMOUNT OF THE LIABILITY.

      9.13 WAIVER OF TRIAL BY JURY. THE PARTIES TO THIS AGREEMENT ACKNOWLEDGE THAT JURY TRIALS OFTEN ENTAIL ADDITIONAL EXPENSES AND DELAYS NOT OCCASIONED BY NONJURY TRIALS. THE PARTIES TO THIS AGREEMENT AGREE AND STIPULATE THAT A FAIR TRIAL MAY BE HAD BEFORE
A STATE OR FEDERAL JUDGE IN A COURT LOCATED IN NEW YORK COUNTY BY MEANS OF A BENCH TRIAL WITHOUT A JURY. IN VIEW OF THE FOREGOING, AND AS A SPECIFICALLY NEGOTIATED PROVISION OF THIS AGREEMENT, EACH PARTY TO THIS AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT
A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

      9.14 APPOINTMENT OF GUARANTOR AS AGENT. Each Debtor hereby appoints Guarantor as its agent for the purpose of giving and receiving all notices, including Drawdown Requests and requests for consent to be given or received hereunder.











            [Remainder of page intentionally deleted]
















      IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


ATLANTIS PLASTIC FILMS, INC.

By:

Title:


CYANEDE PLASTICS, INC.

By:

Title:


PIERCE PLASTICS, INC.

By:

Title:


PLASTIC CONTAINERS, INC.

By:

Title:


THE CIT GROUP/EQUIPMENT
FINANCING, INC.

By:

Title:







                          EXHIBIT 10.14

                         PROMISSORY NOTE

                                               New York, New York
$15,000,000.00                                     April 13, 1995


      FOR VALUE RECEIVED, EACH OF ATLANTIS PLASTIC FILMS, INC., CYANEDE PLASTICS, INC., PIERCE PLASTICS, INC. AND PLASTIC CONTAINERS, INC. (collectively referred to as "Debtors") jointly and severally promises to pay to the order of THE CIT GROUP/EQUIPMENT FINANCING, INC. ("CIT"), at such address as CIT may designate, in lawful money of the United States, the principal sum of FIFTEEN AND NO/100 MILLION DOLLARS ($15,000,000), or if less, the aggregate unpaid and outstanding principal amount of all Drawdowns made pursuant to Section 2.1 of the Agreement (as defined below) in lawful money of the United Sates, together with interest in like money, from the date hereof on the unpaid principal amount hereof from time outstanding at a rate per annum equal to 2.25% above the LIBOR Rate from time to time in effect, but in no event shall such interest rate exceed the maximum rate permitted by applicable law or, if Debtors so elects pursuant to the provisions of Section 2.2(b) of Agreement (as defined below), at a rate per
annum equal to the Fixed Interest Rate.   At such time as this Note
bears interest at the Floating Interest Rate, interest shall be calculated on the basis of a 360-day year and actual number of days elapsed. At such time as this Note bears interest at the Fix Rate, interest shall be calculated on the basis of a 360-day year consisting of twelve 30-day months. Any amount not paid when due under this Note shall bear late charges thereon, calculated at the Late Charge Rate, from the due date thereof until such amount shall be paid in full. Each payment shall be applied first to the payment of any unpaid late charges (of which Debtors have notice), second to the payment of any unpaid interest on the principal sum, and third to the payment of principal.

      During the Interim Period of each Drawdown hereunder, interest only shall be payable and shall be payable on the 15th day of each month. Upon expiration of each Interim Period with respect to each Drawdown the principal and interest shall be payable on each Installment Payment Date as set forth in Section 2.2(a) of the Agreement.

      This Note is the Note referred to in the Loan and Security Agreement, dated as of April 13, 1995 among Debtors and CIT (herein, as the same may from time to time be amended, supplemented or otherwise modified, called the "Agreement"), is secured as provided in the Agreement and is subject to prepayment only as provided therein, and the holder hereof is entitled to the benefits thereof.

      CIT shall maintain a loan account (the "LOAN ACCOUNT") on its books to record: (a) all Drawdowns and payments made by Debtors hereunder, and (b) all other appropriate debits and credits as provided in this Agreement. All entries in the Loan Account shall be made in accordance with CIT's customary accounting practices as in effect from time to time. The balance in the Loan Account, as recorded on CIT's most recent printout or other written statement, shall be presumptive evidence of the amounts due and owing to CIT by Debtors; PROVIDED that any failure to so record or any error in so recording shall not limit or otherwise affect Debtors' obligation to pay the Loan or other obligations arising hereunder. Not more than twenty (20) days after the last day of each calendar month during such time as Debtors are making Drawdowns and thereafter upon written request of Debtors, CIT shall render to Debtors a statement setting forth the principal balance of the Loan Account and the calculation of interest due thereon. Each statement shall be subject to subsequent adjustment by CIT but shall, absent manifest errors or omissions, be presumed correct and binding upon Debtors, and shall constitute an account stated.

      Terms defined in the Agreement shall have the same meaning when used in this Note, unless the context shall otherwise require.

      Each Debtor hereby waives presentment, demand for payment, notice of dishonor and any and all other notices or demands in connection with the delivery, acceptance, performance, default or enforcement of this Note and hereby consents to any extensions of time, renewals, releases of any party to this Note, waivers or modifications that may be granted or consented to by the holder of this Note.

      Upon the occurrence of any one or more of the Events of Default specified in the Agreement, the amounts then remaining unpaid on this Note, together with any interest accrued, may be declared to be (or, with respect to certain Events of Default, automatically shall become), immediately due and payable as provided therein.

      In the event that any holder shall institute any action for the enforcement or the collection of this Note, there shall be immediately due and payable, in addition to the unpaid balance hereof, all late charges, and all costs and expenses of such action, including attorneys' fees, all as described and permitted in the Agreement. DEBTORS AND CIT in any litigation relating to or in connection with this Note in which they shall be adverse parties, WAIVE TRIAL BY JURY, and each Debtor waives the right to interpose any setoff, counterclaim or defense of any nature or description whatsoever but Debtors shall have the right to assert in an independent action against CIT any such defense, offset or counterclaim (including any compulsory counterclaim) which it may have which has not otherwise been expressly waived pursuant hereto or to the Agreement.

      Each Debtor agrees that its liability hereunder is joint and several, absolute and unconditional without regard to the liability of any party and that no delay on the part of the holder hereof in exercising any power or right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any power or right hereunder preclude other or further exercise thereof or the exercise of any other power or right.

      If at any time this transaction would be usurious under applicable law, then regardless of any provision contained in the Agreement, in this Note or in any other agreement made in connection with this transaction, it is agreed that (a) the total of all consideration which constitutes interest under applicable law that is contracted for, charged or received upon the Agreement, this Note or any such other agreement shall under no circumstances exceed the maximum rate of interest authorized by applicable law and any excess shall be credited to Debtors and (b) if CIT elects to accelerate the maturity of, or if CIT permits Debtors to prepay the indebtedness described in this Note,any amounts which because of such action would constitute interest may never include more than the maximum rate of interest authorized by applicable law and any excess interest, if any, provided for in the Agreement, in this Note or otherwise, shall be credited to Debtors automatically as of the date of acceleration or prepayment.




































      THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.


ATLANTIS PLASTIC FILMS, INC.


By:

Title:

CYANEDE PLASTICS, INC.

By:

Title:


PIERCE PLASTICS, INC.

By:

Title:


PLASTIC CONTAINERS, INC.

By:

Title:





















                          EXHIBIT 10.15

                       GUARANTY AGREEMENT


     THIS GUARANTY AGREEMENT ("Guaranty"), dated as of the 13th day of April, 1995, is made by ATLANTIS PLASTICS, INC., a Florida corporation ("Guarantor"), in favor of THE CIT GROUP/EQUIPMENT
FINANCING, INC., a New York corporation ("CIT").

     A.  Pursuant to a Loan and Security Agreement dated as of
April   , 1995 (herein, as the same may from time to time be
amended, modified or supplemented, called the "Agreement") between Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc. and Plastic Containers, Inc. (individually, a "Debtor", and collectively, "Debtors") and CIT, CIT has agreed to make a loan to Debtors in the original principal amount not to exceed $15,000,000, such loan to be evidenced by a promissory note of Debtors ("Note");

     B. Guarantor is the holder of all of the issued and outstanding shares of stock of each Debtor, and Guarantor will derive substantial economic benefits from the extension of credit to Debtors for which the Agreement provides; and

     C. CIT is willing to make the loan for which the Agreement provides but only upon the condition, among other things, that Guarantor execute and deliver to CIT this Guaranty.

     In consideration of the foregoing facts and in order to induce CIT to enter into the Agreement and to make the loans contemplated thereunder, Guarantor hereby agrees as follows:


     1. DEFINITIONS. a. For all purposes of this Guaranty, unless otherwise defined herein or unless the context otherwise requires, all terms used herein which are defined in the Agreement or the Notes shall have the respective meanings given them in the Agreement or the Notes, as the case may be.

     b. As used in this Guaranty the following terms shall have the following defined meanings, unless the context otherwise requires (such terms to be equally applicable to both singular and plural forms of the terms defined):


     2.  GUARANTY.

     2.1 Guarantor, as primary obligor and not merely as a surety, hereby unconditionally and irrevocably guarantees to CIT and its successors, endorsees, transferees and assigns, (a) the prompt and complete payment when due (whether at the stated maturity, by acceleration or otherwise) of the aggregate unpaid principal amount of, and accrued interest on, the Note and all other obligations and liabilities of Debtors to CIT now existing or hereafter incurred arising out of or in connection with the Agreement or the Note (all such indebtedness, obligations and liabilities being hereinafter called the "Obligations"), and (b) the due and punctual performance and observance, strictly in accordance with the terms of the Agreement, of each of the terms, conditions, covenants, agreements and indemnities of Debtors under the Agreement, and if for any reason whatsoever any Debtor shall fail to do so, Guarantor shall promptly perform and observe the same. Guarantor further agrees to pay any and all expenses which may be paid or incurred by CIT in collecting from Guarantor any or all of the Obligations and/or in enforcing any rights hereunder.

     2.2 The obligations of Guarantor under this Guaranty shall be continuing, absolute and unconditional under any and all circumstances and shall be paid by Guarantor regardless of (a) the validity, regularity, legality or enforceability of the Agreement, any Note, any of the Obligations or any collateral security or other guaranty therefor at any time or from time to time held by CIT; (b) any defense, offset or counterclaim which may at any time be available to or be asserted by any Debtor or Guarantor against CIT; or (c) any other event or circumstance whatsoever which may constitute, or might be construed to constitute, an equitable or legal discharge of a surety or a guarantor, it being the purpose and intent of Guarantor that this Guaranty and Guarantor's obligations hereunder shall remain in full force and effect and be binding upon Guarantor and its successors until the Obligations and the obligations of Guarantor under this Guaranty shall have been satisfied by payment in full.

     2.3 Guarantor hereby consents that, without the necessity of any reservation of rights against Guarantor and without notice to or assent by Guarantor, any demand for payment of any of the Obligations made by CIT may be rescinded by CIT and any of the Obligations continued, and/or the Obligations, or the liability of any party upon or for any part thereof, or any collateral security or guaranty therefor, may, from time to time, in whole or in part, be renewed, extended, amended, modified, accelerated, settled, compromised, subordinated, waived, surrendered or released by CIT, and/or the Agreement, any Note, any collateral security documents or other guaranties or documents in connection therewith may be amended, modified, supplemented or terminated, in whole or in part, as CIT may deem advisable from time to time, and/or any collateral security at any time securing the payment of the Obligations may be sold, exchanged, waived, surrendered or released, Guarantor remaining bound hereunder notwithstanding the occurrence of any of the foregoing. Except as required by the Code, CIT shall not have any duty to protect, secure, perfect or insure any collateral security at any time securing the payment of the Obligations. This is a guaranty of performance and payment and not merely of collection. Guarantor waives any requirement that CIT make any demand, commence suit or exercise any other right or remedy under the Agreement prior to enforcing its rights against Guarantor hereunder. Guarantor waives diligence, presentment, protest, demand for payment and/or notice of default or nonpayment to or upon any Debtor or Guarantor with respect to the Obligations. Guarantor waives any right to require CIT to marshal assets in favor of Debtor, Guarantor or any other Person. When making any demand hereunder against Guarantor, CIT may, but shall be under no obligation to, make a similar demand on any other guarantor, and any failure by CIT to make any such demand or to collect any payments from any such other guarantor or any release of such other guarantor shall not relieve Guarantor of its obligations and liabilities hereunder, and shall not impair or affect the rights and remedies, express or implied, or as a matter of law, of CIT against Guarantor. For the purposes hereof "demand" shall include the commencement and continuance of any legal proceedings.

     2.4 Guarantor waives any and all notice of the creation, renewal, extension or accrual of any of the Obligations and notice of or proof of reliance by CIT upon this Guaranty or acceptance of this Guaranty. The Obligations, and any of them, shall conclusively be deemed to have been created, contracted or incurred in reliance upon this Guaranty, and all dealings between Debtor or Guarantor and CIT shall likewise be conclusively presumed to have been had or consummated in reliance upon this Guaranty. Guarantor acknowledges receipt of a copy of the Agreement and the form of the Note.

     2.5 Guarantor hereby waives and relinquishes any duty on the part of CIT (should any such duty exist) to disclose to Guarantor any matter, fact or thing related to the business, operations or condition (financial or otherwise) of Debtors or their affiliates or subsidiaries or their properties, whether now known or hereafter known by CIT during the life of this Guaranty.

     2.6 This Guaranty shall continue to be effective, or be reinstated, as the case may be, if at any time, payment, or any part thereof, of any of the Obligations is rescinded or must otherwise be restored or returned by CIT upon the insolvency, bankruptcy or reorganization of Debtor, or otherwise, all as though such payment had not been made.

     3. NO SUBROGATION. Notwithstanding any payment or payments made by any Guarantor hereunder each Guarantor expressly waives any and all rights of subrogation, reimbursement, indemnity, exoneration, contribution and any other claim which it may now or hereafter have against Debtor or any other person directly or contingently liable for the Obligations guarantied hereunder, or against or with respect to Debtor's property (including, without limitation, property collateralizing the Obligations), arising from the existence or performance of this Guaranty until all amounts owing to CIT by or on account of the Obligations shall have been paid in full and the Agreement terminated.

     4. REPRESENTATIONS AND WARRANTIES. Guarantor hereby represents and warrants that (a) Guarantor is a corporation duly organized, validly existing and in good standing under the laws of Florida; (b) Guarantor has full power, authority and legal right to execute, deliver and perform this Guaranty and Guarantor has taken all necessary corporate action to authorize such execution, delivery and performance; (c) this Guaranty has been duly authorized, executed and delivered by Guarantor and constitutes a legal, valid and binding obligation of Guarantor enforceable in accordance with its terms except to the extent enforceability is limited by (i) applicable bankruptcy, reorganization, insolvency and similar laws affecting the enforceability of creditors rights generally and (ii) general principles of equity which may limit the availability of equitable remedies (whether in a proceeding at law or in equity ); (d) except as set forth on Schedule 4.3 to the Agreement, no consent of any person (including stockholders or any trustee or holder of any obligation of Guarantor), and no consent, license, approval or authorization of, or registration or filing with, any governmental authority, bureau or agency is required in connection with the execution, delivery and performance of, and payment under, this Guaranty; (e) the execution, delivery, performance and payment of this Guaranty does not and will not contravene any applicable law, regulation, order or decree, the certificate of incorporation or by-laws of Guarantor or any provision of any indenture, mortgage, contract or other agreement to which Guarantor, or any person controlled by, controlling, or under common control with Guarantor, is a party or by which any of the same or any of their respective assets may be bound except as set forth in Schedule 4.4 to the Agreement; (f) there is no action, suit, investigation or proceeding by or before any court, arbitrator, administrative agency or other governmental authority pending or threatened against or affecting Guarantor (A) which involves the transactions contemplated by this Guaranty, or (B) which if adversely determined, would have a material adverse effect on the consolidated financial condition, business or operations of Guarantor; (g) all financial statements of Guarantor heretofore furnished CIT are complete and correct and fairly present in all material respects the consolidated financial condition of Guarantor and the results of its operations for the respective periods covered thereby, and there are no known contingent liabilities or liabilities for taxes of Guarantor required to be included on Guarantor's financial statements in accordance with generally accepted accounting principles which are not reflected in said financial statements; (h) since the date of the most recent financial statements of Guarantor furnished to CIT, there has been no material adverse change in the financial condition, business or operations of Guarantor; and (i) Guarantor is not in default under any indenture, mortgage, contract or other agreement to which it is a party or by which Guarantor or any of its assets may be bound the violation of which would (i) materially and adversely effects the consolidated business, operations, property or financial condition of Guarantor, (ii) have a material adverse effect on the ability of Guarantor to perform its obligations hereunder or (iii) have a material adverse effect on the value, utility or marketability of the Collateral or CIT's first (and exclusive) lien thereon (any fact or circumstance which could result in any of the foregoing being referred to herein as a "MATERIAL ADVERSE EFFECT").

     5. NO CHANGES IN GUARANTOR. Guarantor covenants and agrees that from and after the date hereof and so long as any of the Obligations remain outstanding, it will not (a) engage in a Prohibited Transaction unless Debtors shall prepay the Note as required pursuant to the provisions of Section 2.3(b) of the Agreement; or (b) liquidate or dissolve.

     6.  ADDITIONAL COVENANTS OF GUARANTOR; FINANCIAL COVENANTS.
a. Guarantor covenants and agrees that from and after the date hereof and so long as any of the Obligations remain outstanding, it will: (1) promptly give written notice to CIT of (i) the occurrence of any Default or Event of Default of which it is aware;
(ii) the commencement or threat of any material litigation or proceedings affecting it; and (iii) any dispute between it and any governmental regulatory body or other party that could reasonably be expected to materially interfere with its normal business operations; (2)(i) duly observe and conform in all material respects to all requirements of any governmental authorities relating to the conduct of its business or to its properties or assets; (ii) maintain its existence as a legal entity and obtain and keep in full force and effect all rights, franchises, licenses and permits which are necessary to the proper conduct of its business; and (iii) obtain or cause to be obtained as promptly as possible any governmental, administrative or agency approval and make any filing or registration therewith which at the time shall be required with respect to the performance of its obligations under this Guaranty or the operation of its business except when such failure shall not have a Material Adverse Effect; (3) permit CIT or its authorized representative at any reasonable time or times upon prior notice and following the occurrence and during the continuation of an Event of Default to inspect its books and records; (4) keep proper books of record and account in which full, true and correct entries in accordance with generally accepted accounting principles will be made of all dealings or transactions in relation to its business and activities; (5) furnish to CIT the following financial statements, all in reasonable detail, prepared in accordance with generally accepted accounting principles applied on a basis consistently maintained throughout the period involved:
(a) as soon as available, but no later than 120 days after each fiscal year end, its consolidated balance sheet as at the end of such fiscal year, and its consolidated statements of income and changes in cash flow for such fiscal year, audited by nationally recognized certified public accountants; (b) as soon as available, but no later than 90 days after the end of each of the first three quarterly periods of each fiscal year, its consolidated balance sheet as at the end of such quarterly period and its consolidated statements of income and changes in cash flow for such quarterly period and for the portion of the fiscal year then ended, certified by its chief financial officer; and (c) simultaneously with the delivery of the financial statements set forth in 5(a) and 5(b) above, a Compliance Certificate in the form of EXHIBIT A hereto duly executed by Guarantor's Chief Financial Officer; or Chief Operating Officer; and (d) promptly, such additional financial and other information as CIT may from time to time reasonably request.

     b. Guarantor covenants and agrees that from and after the date hereof and so long as any of the Obligations remain outstanding:

     (i) Guarantor's Cash Flow Coverage Ratio on a rolling four quarter basis shall not be less than 1.4 to 1.0 as at the end of any such fiscal quarter from the date of this Guaranty through March 31, 1997 and thereafter shall not be less than
     1.5 to 1.0 as at the end any such fiscal quarter;

     (ii) Guarantor's Funded Debt to EBITDA Ratio on a rolling four quarter basis shall not exceed the following:

          (x) on or prior to December 31, 1995, 5.25 to 1.0 as at the end of any such fiscal quarter;

          (y) on or prior to December 31, 1996, 5.0 to 1.0 as at the end of any such fiscal quarter; and

          (z) after December 31, 1996, 4.75 to 1.0 as at the end of any such fiscal quarter; and

     (iii) Guarantor's Leverage Ratio shall not exceed 5.0 to 1.0 at any time.

     7. NOTICES. All notices, requests and demands to or upon Guarantor, and all notices or requests to CIT, shall be in writing and shall be deemed to have been duly given or made, in the case of telegraphic notice, when delivered to the telegraph company, or, in the case of telex or cable notice, when sent, or, in the case of notice sent by telecopier, by hand, by overnight mail or courier or by United States Mail, first class postage prepaid, when delivered to the party to whom it is addressed as follows or to such other address as may be hereafter designated in writing by the respective parties thereto:

If to Guarantor:    Atlantis Plastics, Inc.
                    1870 The Exchange, Suite 200
                    Atlanta, GA  30339
                    ATTENTION: Chief Financial Officer
                    Telecopier No. (404) 618-7080

If to CIT:          The CIT Group/Equipment Financing, Inc.
                    1211 Avenue of the Americas, 21st Floor
                    New York, NY 10036
                    ATTENTION:  Vice President/Credit
                    Telecopier No. (212) 536-1385

WITH A
COPY TO:            The CIT Group/Equipment Financing, Inc.
                    1211 Avenue of the Americas, 21st Floor
                    New York, NY 10036
                    ATTENTION:  General Counsel/CEF
                    Telecopier No. (212) 536-1388


     8. GOVERNMENTAL APPROVALS. Guarantor will obtain from time to time all permits, licenses, approvals and authorizations of, and will file all registrations and declarations with, all governmental authorities, bureaus and agencies required in connection with its execution, delivery, performance, validity or enforceability of this Guaranty (including without limitation, the payment to CIT at its office address referred to in the Agreement, in lawful money of the United States of America, of the obligations of Guarantor under this Guaranty) and will take all action necessary to maintain each such permit, license, approval or authorization, or registration or declaration, in full force and effect.

     9. NO WAIVER; CUMULATIVE REMEDIES. A waiver by CIT of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which CIT would otherwise have had on any future occasion. No failure to exercise nor any delay in exercising on the part of CIT any right, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided are cumulative and may be exercised singly or concurrently, and are not exclusive of any rights and remedies provided by law.

     10.  MISCELLANEOUS.

     10.1 None of the terms or provisions of this Guaranty may be amended, waived, altered, modified, or terminated except by an instrument in writing signed by the party against which enforcement of such amendment, waiver, alteration, modification or termination is sought. THIS WRITING CONTAINS THE COMPLETE, FINAL AND EXCLUSIVE STATEMENT OF THE TERMS OF THE AGREEMENT BETWEEN GUARANTOR AND CIT RELATING TO THIS GUARANTY. No course of prior dealings between the parties, no usage of the trade, and no parole or extrinsic evidence of any nature, shall be used or be relevant to supplement or explain or modify any term used in this Guaranty. This Guaranty and all obligations of Guarantor hereunder shall be binding upon the successors and assigns of Guarantor, and shall, together with the rights and remedies of CIT hereunder, inure to the benefit of CIT and its successors and assigns. The invalidity, illegality or unenforceability of any provision of this Guaranty shall not affect the validity, legality or enforceability of any other provision of this Guaranty.

     10.2 Guarantor hereby irrevocably consents and agrees that any legal action, suit, or proceeding arising out of or in any way in connection with this Guaranty may be instituted or brought in the courts of the State of New York, in the County of New York, or the United States District Courts for the Southern District of New York, or as CIT may elect, and by execution and delivery of this Guaranty, Guarantor hereby irrevocably accepts and submits to, for itself and in respect of its property, generally and unconditionally, the non-exclusive jurisdiction of any such court, and to all proceedings in such courts. In the case of the courts for the State of New York and of the County of New York and the United States District Courts for the Southern District of New York. Guarantor irrevocably consents to service of any summons and/or legal process by registered or certified United States air mail, postage prepaid, to Guarantor at the address set forth in
Section 7 hereof, such method of service to constitute, in every respect, sufficient and effective service of process in any such legal action or proceeding. Nothing in this Guaranty shall affect the right to service of process in any other manner permitted by law or limit the right of CIT to bring actions, suits or proceedings in the courts of any other jurisdiction. Guarantor further agrees that final judgment against it in any such legal action, suit or proceeding shall be conclusive and may be enforced in any other jurisdiction, within or outside the United States of America, by suit on the judgment, a certified or exemplified copy of which shall be conclusive evidence of the facts and the amount of its liability.

     10.3 THIS GUARANTY SHALL BE GOVERNED BY, AND BE CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK. CIT AND GUARANTOR WAIVE TRIAL BY JURY IN ANY LITIGATION RELATING TO, OR IN CONNECTION WITH, THIS GUARANTY IN WHICH THEY SHALL BE ADVERSE PARTIES.

     IN WITNESS WHEREOF, the undersigned has caused this Guaranty to be duly executed and delivered by its duly authorized officer as of the day and year first above written.



                           ATLANTIS PLASTICS, INC.


                           By:

                           Title: