Form 10-Q
period 1995-06-30
ATLANTIS PLASTICS INC
filed 1995-08-11
CIK 811828

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            June 30, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to

          Commission File number 1-9487


                     ATLANTIS PLASTICS, INC.
     (Exact name of registrant as specified in its charter)


     FLORIDA                               06-1088270
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     2665 South Bayshore Drive, Suite 800,
       Miami, Florida                                    33133
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

[CAPTION]


    Class Shares          Outstanding at June 30, 1995

   A, $.10 par value              4,192,823
   B, $.10 par value              2,899,977





















































                     ATLANTIS PLASTICS, INC.

                        TABLE OF CONTENTS


                                                       Page No.


Part I.   Financial Information

          Consolidated Income Statements
          (Unaudited) for the three and six
          months ended June 30, 1995 and
          1994 . . . . . . . . . . . . . . . . . . .

          Consolidated Balance Sheets
          (Unaudited) as of June 30, 1995 and
          December 31, 1994. . . . . . . . . . . . .

          Consolidated Statements of Cash Flows
          (Unaudited) for the six months ended
          June 30, 1995 and 1994 . . . . . . . . . .

          Notes to Unaudited Consolidated
          Financial Statements . . . . . . . . . . .

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . .


Part II.  Other Information. . . . . . . . . . . . .


          Item 1 - Legal Proceedings . . . . . . . .

          Item 4 - Submission of Matters to a Vote
          of Security Holders. . . . . . . . . . . .

          Item 6 - Exhibits and Reports on Form 8-K


Signatures . . . . . . . . . . . . . . . . . . . . .

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED  INCOME  STATEMENTS
(Unaudited)

[CAPTION]


      	               Three Months Ended               Six Months Ended
                           June 30     		  	                June 30
                     1995            1994              1995          1994


Net sales          $68,344,053 	   $63,542,759     $146,201,406  $117,670,726

Cost of sales       60,552,442      50,954,544      124,239,760    94,349,194

     Gross profit    7,791,611      12,588,215       21,961,646    23,321,532

Selling, general
 and administrative
 expenses            6,456,596       6,800,822       15,154,449    12,968,780

   Operating income  1,335,015       5,787,393        6,807,197    10,352,752


Interest expense    (3,835,609)     (3,315,081)	     (7,500,396)   (6,372,000)
Interest income         38,640          27,438           98,863        58,038

Income (loss) from
 continuing
 operations
 before income
 taxes              (2,461,954)      2,499,750         (594,336)   4,038,790

Income tax
 (provision) benefit   735,971      (1,143,488)        (188,822)  (1,885,901)

   Income (loss)
   from continuing
   operations       (1,725,983)      1,356,262         (783,158)    2,152,889

Income (loss) from
  discontinued
  operations, less
  applicable taxes    (614,928)        133,316	       (606,842)      121,438


   Net income
    (loss)          (2,340,911)      1,489,578	     (1,390,000)    2,274,327

Preferred stock
  dividends            (36,250)	       (36,250)        (72,500)      (72,500)

Income (loss)
 applicable to common
 shares and
 equivalents     $  (2,377,161)   $  1,453,328	  $  (1,462,500) $  2,201,827

INCOME (LOSS)
PER COMMON SHARE:
  Continuing
  operations           ($0.23)       	 $0.18	          ($0.11)	       $0.28
   Discontinued
   operations           (0.08)          0.01            (0.08)         0.01

   Net income (loss)   ($0.31)         $0.19          	($0.19)	       $0.29

Weighted average
  shares
  outstanding       7,622,504      7,509,898 	      7,621,192     7,526,038

DIVIDENDS DECLARED
 PER COMMON SHARE      $0.025       		$0.025         		 $0.05 	       $0.05


See accompanying notes to consolidated financial statements (unaudited).


[CAPTION]


ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
(Unaudited)




                            June 30,	        December 31,
                              1995               1994
ASSETS

Cash and equivalents 	     $2,236,036 	        $1,432,567
Accounts receivable,net    32,943,269 	        36,584,996
Inventories        	       19,878,591          22,854,778
Other current assets        5,198,651           6,353,248

    Current assets         60,256,547 	        67,225,589

Property and
  equipment, net       	   64,140,867 	        61,255,540
Investment in WinsLoew
  Furniture, Inc. stock     4,570,253 	         5,096,722
Net assets of
  discontinued
  operations                9,060,679            9,378,506
Goodwill, net of
  amortization             62,531,289           63,466,653
Other assets                4,855,382            5,098,953

                         $205,415,017         $211,521,963

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable
 and accrued expenses     $22,518,614          $32,398,197
Current portion of
 long-term debt             3,295,863            1,859,821

    Current liabilities	   25,814,477           34,258,018

Long-term debt, net
  of current portion   	  131,840,097          127,374,389
Deferred income taxes       7,158,564            7,841,678
Other liabilities           1,505,390            1,625,530

   Total liabilities      166,318,528          171,099,615

Commitments and contingencies

Shareholders' equity:
  Series A convertible
  preferred stock, $1.00
  par value, 20,000 shares
  authorized, issued and
  outstanding in
  1995 and 1994             2,000,000 	         2,000,000
Class A common stock,
  $.10 par value,
  20,000,000 shares
  authorized
  4,192,823 and
  4,082,437 shares
  issued and
  outstanding in
  1995 and 1994               419,282              408,244
Class B common stock,
  $.10 par value,
  7,000,000 shares
  authorized 2,899,977
  and 3,002,363 shares
  issued and outstanding
  in 1995 and 1994            289,998 	           300,236
 Additional paid-in
   capital                  6,827,531 	         6,781,206
 Unrealized holding
   gains (losses),
   net of tax                 161,973            (284,219)
 Retained earnings         29,397,705	         31,216,881

Total shareholders'
  equity                   39,096,489          40,422,348

		                        205,415,017        $211,521,963


See accompanying notes to consolidated financial statements (unaudited).

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

[CAPTION]


                                               Six Months Ended
                                                    June 30,
                                             1995           1994


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                        ($1,390,000)   $2,274,327
 Adjustments to reconcile net income to --
  net cash provided by (used in)
    operating activities:
      Depreciation                         4,504,135     3,748,137
      Amortization of goodwill.              935,364       845,977
      Loan fee and other amortization.       263,802       250,422
  Changes in assets and liabilities,
   net of acquisition of assets of
   business in 1994:
      Accounts receivable.                 3,641,727    (5,005,992)
      Inventories                          2,976,187    (1,819,394)
      Other current assets                 1,154,597        52,193
      Accounts payable and
        accrued expenses.                 (9,879,583)   (2,965,075)
      Deferred income taxes                 (683,114)      136,943
      Other liabilities                     (120,140)     (113,619)
        Other, net                           158,768        70,771
    Effects of discontinued operations.    1,111,489       113,668

        Total adjustments.                 4,063,232    (4,685,969)

          Net cash provided by (used in)
           operating activities            2,673,232    (2,411,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (7,389,462)   (7,908,640)
  Payments for acquisitions of
     businesses                                    0   (12,411,835)

     Net cash used in investing
        activities                        (7,389,462)  (20,320,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving
      credit agreements                   17,757,521    27,754,441
  Repayments under revolving
      credit agreements                  (26,733,545)   (7,496,294)
  Payments on long-term debt.               (540,423)     (100,518)
  Proceeds from issuance of
      long-term debt.                     15,418,197     2,300,000
  Dividends on preferred
       and common stock.                    (429,176)     (429,176)
  Purchases of treasury stock                      0      (728,728)
  Proceeds from exercise of stock options     47,125       242,066

  Net cash provided by
       financing activities                 5,519,699   21,541,791

  Net increase (decrease) in cash
      and equivalents                         803,469   (1,190,326)

Cash and equivalents at beginning
     of period                              1,432,567    2,170,060

Cash and equivalents at end of period      $2,236,036     $979,734


See accompanying notes to consolidated financial statements (unaudited).

(continued)


Supplemental disclosures of cash flow information - continuing operations:

                                                Six Months Ended
                                                    June 30,
                                             1995         1994
   Cash paid during the period for:

      Interest                             $7,109,647   $6,110,430

      Income taxes.                        $1,276,645   $2,384,970


During 1994 the Company purchased certain assets and assumed certain liabilities of Advanced Plastics, Inc. for $12,411,835. Assets acquired, liabilities assumed and consideration paid for this acquisition was as follows:



Fair value of assets acquired                          $13,095,629

Liabilities assumed.                                      (683,794)

                                                        $12,411,83

See accompanying notes to consolidated financial statements (unaudited).


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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Net income (loss) per common share was computed by dividing net income (loss), after deducting dividends applicable to preferred stock, by the weighted average number of shares and share equivalents outstanding during the period. Fully diluted net income (loss) per common share is substantially equivalent to primary net income per common share.

4. During May 1994, the Company purchased substantially all of the assets (excluding cash) and assumed all of the liabilities (excluding interest bearing indebtedness and amounts due to the seller) of Advanced Plastics, Inc. ("Advanced"). The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Advanced have been included in the consolidated income statements since the date of the acquisition. If the acquisition of Advanced had occurred on January 1, 1994, the Company's pro forma income from continuing operations for the first six months of 1994 would have been $2.3 million, or $.30 per share.

5. The following table summarizes the cost and approximate fair value of the Company's investments, which are classified as available-for-sale, at June 30, 1995:

[CAPTION]


                                                 Unrealized
                                Cost        Gains       Losses

WinsLoew Stock . . . . .     $ 4,506,557   $ 63,696     $   --
Western Pioneer
 Investment
 Portfolio:
   State, municipal and
   political subdivision
   bonds . . . . . . . .      20,992,181    177,031         --
   Preferred stock . . .       1,964,063      4,687         --

                             $27,462,801   $245,414      $  --

(continued)

                                        Fair Value

WinsLoew Stock . . . . .               $ 4,570,253
Western Pioneer
 Investment Portfolio:
   State, municipal and
   political subdivision
   bonds . . . . . . . .                21,169,212
   Preferred stock . . .                 1,968,750
                                       $27,708,215



6. The operations of Western Pioneer, the Company's California property-casualty insurance subsidiary, have been presented as a discontinued operation in the accompanying financial statements.

     During May 1995, the Company announced that it had signed a definitive agreement for the sale of Western Pioneer to a Massachusetts-based property and casualty insurance holding company. The transaction is expected to close by September 30, 1995. The Company believes that the ultimate sale proceeds will equal or exceed Western Pioneer's net assets.

     The following table summarizes Western Pioneer's operating results for the three and six month periods ended June 30, 1995 and 1994:

[CAPTION]


                                       Three Months
                                      Ended June 30,
                                 1995              1994
REVENUES:
  Insurance premiums
    earned . . . . . . . .      $6,425,000       $5,348,000
  Interest, dividends
    and other revenues . .         348,000          318,000
                                 6,773,000        5,666,000

EXPENSES:
  Losses and loss
    adjustments. . . . . .       5,901,000        3,952,000
  Selling, general and
    administrative . . . .       1,956,000        1,548,000

    Operating income
      (loss) . . . . . . .      (1,084,000)         166,000

  Gain on sales of
    marketable securities           19,000                0
  Loss on demolition of
    building . . . . . . .               0         (151,000)
  Interest expense . . . .          (1,000)          (3,000)
  Income tax (provision)
    benefit. . . . . . . .         451,000          121,000

  Net income (loss). . . .    $   (615,000)      $  133,000

(continued)




                                        Six Months
                                      Ended June 30,
                                 1995              1994
REVENUES:
  Insurance premiums
    earned . . . . . . . .     $12,303,000      $10,350,000
  Interest, dividends
    and other revenues . .         689,000          616,000
                                12,992,000       10,966,000

EXPENSES:
  Losses and loss
    adjustments. . . . . .      10,504,000        7,582,000
  Selling, general and
    administrative . . . .       3,677,000        3,180,000

    Operating income
     (loss). . . . . . . .      (1,189,000)         204,000

  Gain on sales of
    marketable securities.          19,000                0
  Loss on demolition of
    building . . . . . . .               0         (151,000)
  Interest expense . . . .          (2,000)          (7,000)
  Income tax (provision)
    benefit. . . . . . . .         565,000           75,000

    Net income (loss). . .       $(607,000)        $121,000













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

CONTINUING OPERATIONS

     Sales, gross profit and operating income for the second quarter and year-to-date periods ended June 30, 1995 and 1994 were as follows (in thousands):


[CAPTION]


                               Three Months Ended
                                    June 30,
                              1995                1994
                                       % of                % of
SALES:                   Amount        Total      Amount   Total

Atlantis Plastic
  Films                   $45,739         67%   $41,815      66%
Atlantis Molded
 Plastics                  22,605         33%    21,728      34%

    TOTAL                 $68,344        100%   $63,543     100%

GROSS PROFIT:
                                        % of                % of
                                        Sales              Sales
Atlantis Plastic
  Films                    $6,165         13%   $ 8,706      21%
Atlantis Molded
 Plastics                   1,627          7%     3,882      18%
    TOTAL                $  7,792         11%   $12,588      20%


OPERATING INCOME:

Atlantis Plastic
  Films                    $1,060          2%    $3,358       8%
Atlantis Molded
 Plastics                     275          1%     2,429      11%
    TOTAL                  $1,335          2%    $5,787       9%

(continued)


                                Six Months Ended
                                    June 30,
                              1995                1994
                                       % of                % of
SALES:                   Amount        Total      Amount   Total

Atlantis Plastic
  Films                  $100,815         69%   $77,801      66%
Atlantis Molded
 Plastics                  45,386         31%    39,870      34%


    TOTAL                $146,201        100%  $117,671     100%

GROSS PROFIT:
                                        % of                % of
                                        Sales              Sales
Atlantis Plastic
  Films                   $17,028         17%   $16,237      21%
Atlantis Molded
 Plastics                   4,934         11%     7,085      18%
    TOTAL                 $21,962         15%   $23,322      20%


OPERATING INCOME:

Atlantis Plastic
  Films                    $5,515          5%    $6,055       8%
Atlantis Molded
 Plastics                   1,292          3%     4,298      11%
    TOTAL                  $6,807          5%   $10,353       9%






Sales

     First quarter 1995 sales of $77.9 million were 44% above first quarter 1994 sales, primarily due to higher film selling prices during 1995 resulting from passing through to customers increases in plastic resin prices (the major raw material component of the Company's products) during 1994 and early 1995, and increased sales volume within the film operating units. During the second quarter of 1995, demand for film softened considerably, resulting in second quarter sales of $68.3 million, 8% ahead of last year's second quarter, but 12% below the first quarter of 1995.

     During the last nine months of 1994, plastic resin prices increased by approximately 75%, causing product demand to rise beyond normal levels as customers increased inventories in order to avoid purchases at anticipated higher selling prices. During the second quarter of 1995, the film market, anticipating resin price declines, experienced a significant weakening in demand as customers postponed purchases in order to reduce abnormally high inventories created during the preceding period and to maximize product purchases at expected future lower prices. Resin prices declined in early June 1995, and have fallen approximately 12% (or $.06 per pound) from early June through early August, 1995. Looking ahead, the Company expects film demand to continue to remain weak in the near term, until inventory levels have normalized in the market.

     First half 1995 sales of $146.2 million increased by 24% due to the resin price increases described above, and also due to incremental sales volume resulting from added capacity created by the Company's recent capital expansion programs and the contribution from the May 1994 acquisition of Advanced, an injection molder located in Warren, Ohio (see Note 4).

Gross Profits

     The significant decline in demand during the second quarter adversely impacted 1995 gross profits compared to last year, with second quarter gross profit of $7.8 million (11% of sales), compared to last year's second quarter gross profit of $12.6 million (20% of sales). First half 1995 gross profit equaled $22 million (15% of sales), compared to $23.3 million (20% of sales) in 1994. The second quarter and first half 1995 declines in gross profits were also attributable to poor injection molding and blow molding profitability during 1995, as described below.

     Atlantis Plastic Films recorded a second quarter 1995 gross profit percentage of 13%, declining from the first quarter 1995 percentage of 20% and the second quarter 1994 percentage of 21%. The decline in gross profits was experienced within both the custom and stretch film units, and was primarily due to margin compression caused by the reduced demand which forced the Company to lower selling prices prior to actual resin price reductions from suppliers. Looking ahead, it is generally expected that resin prices will continue to moderate in the near term.

     The Atlantis Molded Plastics second quarter 1995 gross profit percentage of 7% also decreased compared to this year's first quarter gross profit percentage of 15% and last year's second quarter gross profit percentage of 18%. The year-to-date 1995 gross profit percentage for Atlantis Molded Plastics equaled 11% compared
to 18% for the same period last year.   The lower 1995 percentages
reflect poor injection molding profitability resulting from a variety of factors, including: (i) a decline in sales of appliance-related parts due to weaker demand for appliances during the first half of 1995 compared to the first half of 1994, (ii) higher subcontracted and overtime labor costs due to the shortage of qualified labor resulting from current low levels of unemployment within the midwest region, and (iii) unfavorable product mix. The 1995 decline in gross profit percentages was also caused by lower blow molding profitability due to continued competitive pricing pressures within the dairy plastic container markets, partially offset by stronger profitability in the profile extrusion unit resulting from increased sales.

Selling, General and Administrative Expenses (SG&A)

     Second quarter 1995 SG&A equaled $6.5 million (9% of sales), compared to last year's second quarter SG&A of $6.8 million (11% of sales). Year-to-date 1995 SG&A totaled $15.2 million (10% of sales), compared to last year's first half SG&A of $13 million (11% of sales).

     The dollar decrease in SG&A for the 1995 second quarter period resulted primarily from reduced sales commission payments within the film unit resulting from the downturn in sales described above, lower incentive compensation accruals, and also due to a reduction in salaried headcount. The year-to-date 1995 dollar increase in SG&A was primarily due to: (i) first quarter 1995 sales commission payments associated with increased film sales volume during that quarter, and (ii) the inclusion of Advanced since May 1994.

Income

     As a result of the factors described above, second quarter
1995 operating income equaled $1.3 million, compared to $5.8 million for the same period last year. Year-to-date 1995 operating income equaled $6.8 million, compared to $10.4 million in the first half of 1994.

     The second quarter 1995 loss from continuing operations equaled $1.7 million, or $.23 per share compared to income from continuing operations of $1.4 million, or $.18 per share for the second quarter of 1994. The year-to-date 1995 loss from continuing operations equaled $783,000, compared to first half 1994 income from continuing operations of $2.2 million.

Interest Expense & Taxes

     Second quarter 1995 interest expense of $3.8 million was 16% higher than the $3.3 million posted for the same period last year. Year-to-date 1995 interest expense of $7.5 million also increased compared to last year's first half interest expense of $6.4 million. The increases can be attributed to increased borrowing levels during the first half of 1995 in connection with: (i) higher inventory and accounts receivable average balances during the first half of the fiscal year associated with higher sales levels compared to the first half of 1994, (ii) the May 1994 acquisition of Advanced, and (iii) borrowings in connection with equipment financing programs established during 1994 and 1995.

     As discussed below in "Liquidity and Capital Resources", during the second quarter of 1995 the Company's management focused on streamlining inventories, improving collections on accounts receivable and reducing outstanding indebtedness. As a result, reductions have been achieved in each of these categories from the respective March 31, 1995 balances, with further reductions posted during July 1995. Based upon the reduction in outstanding indebtedness, assuming market interest rates remain constant, management anticipates a corresponding decrease in interest expense during the remainder of 1995 when compared to the first half of 1995.

     The Company's effective tax rates during the second quarter and first half periods of 1995 and 1994 were affected by nondeductible goodwill amortization.

DISCONTINUED OPERATIONS

     Western Pioneer's second quarter 1995 insurance premiums earned of $6.4 million were 20% higher than for the same period last year, while year-to-date 1995 premiums earned of $12.3 million were 19% ahead of the same period last year, primarily due to an increase in new policies written.

     Losses and loss adjustment expenses during the second quarter of 1995 equaled 92% of premiums earned, compared to 74% of premiums earned for the same period a year ago. The year-to-date percentage of 85% was also higher than last year's first half loss and loss adjustment expense percentage of 73%. The 1995 loss and loss adjustment expense percentages were higher than normal, and can be attributed to: (i) the significant increase in new policies during 1995, with new business historically less profitable than continuing business, and (ii) poorer than normal weather conditions during the winter of 1994-1995, which caused an increase in accidents and claims during 1995.

           SG&A expenses were 30% as a percentage of premiums earned during the second quarter of 1995, compared to the 29% expense percentage for the same period last year. The year-to-date percentage of 30% was slightly below last year's first half SG&A percentage of 31%. (See Note 6 for information regarding the Company's plans to dispose of Western Pioneer during 1995.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June 30, 1995 totaled approximately $34.4 million, compared to $39.5 million at March 31, 1995 and $33.0 million at December 31, 1994. Cash totaled $2.2 million at June 30, 1995, compared to $1.4 million at December 31, 1994. The table below presents selected balance sheet and quarterly cash flow data (in thousands):


[CAPTION]


                         June 30,       March 31,    Dec. 31,
                         1995           1995         1994

SELECTED BALANCE
SHEET DATA:
Working Capital          $34,442        $39,453        $32,968
Inventory                 19,879         26,711         22,855
Accounts Receivable       32,943         37,268         36,585
Total Debt               135,136        137,118        129,234


                         Six
                         Months
                         Ended          Second       First
                         June 30,       Quarter      Quarter
                         1995           1995         1995

SELECTED CASH FLOW
DATA:
Cash Provided by
 (Used In) Operating
 Activities                 $2,673         $6,097      $(3,424)
Cash Used In
 Investing Activities       (7,389)        (3,078)      (4,311)
Cash Provided By
 (Used In) Financing
 Activities                  5,520         (2,149)       7,669




     During the second quarter of 1995, as film demand began to soften and resin price decreases appeared imminent, the Company focused on the reduction of inventories, accounts receivable and outstanding indebtedness. The second quarter 1995 reduction program resulted in significant declines in these amounts, with further reductions accomplished during July 1995. At June 30, 1995, the Company had approximately $15.6 million of unrestricted availability under its revolving credit facility based on eligible collateral. In addition, the Company had approximately $11 million of availability for utilization in connection with equipment financing programs. Accounts payable and accrued expenses were also significantly reduced during the first half of 1995. Looking ahead, the Company's management expects to continue its focus on streamlining inventories, improving collections of accounts receivables and reducing indebtedness.

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

Cash Flows from Operating Activities

     In the first half of 1995, net cash provided by operating activities was approximately $2.7 million, compared to $2.4 million of net cash used in operating activities for the same period last year. During the second quarter of 1995, net cash provided by operating activities equaled $6.1 million. Accounts receivable and inventories decreased by $3.6 million and $3.0 million, respectively, during the first six months of 1995, and by $4.3 million and $6.8 million, respectively, during the second quarter of 1995, due to: (i) the accounts receivable and inventory reduction programs initiated by the Company during the second quarter, as described above, and (ii) the downturn in film demand and sales levels compared with the yearend 1994 period.

     Accounts payable and accrued expenses at June 30, 1995 decreased compared with the 1994 year-end balance due to first quarter 1995 payments of 1994-related incentive compensation and capital expenditures accrued at year-end 1994, and due to a decrease in resin related accounts payable balances at June 30, 1995 related to the resin inventory reductions described above.

Cash Flows from Investing Activities

     Net cash used in investing activities, consisting of capital expenditures, was $7.4 million during the first half of 1995, compared to $7.9 million for the same period last year. (See Note 4 for information regarding the Company's purchase of Advanced in May 1994.)

Cash Flows from Financing Activities

     Net cash provided by financing activities was $5.5 million during the first half of 1995, compared to $21.5 million provided by financing activities in the first half of 1994. During the second quarter of 1995, outstanding indebtedness was reduced by approximately $2 million. During the first half, total borrowings equaled $5.9 million, net of principal repayments. These borrowings were primarily utilized to fund the capital expenditures described above, and to finance certain equipment acquired during 1994. The Company paid dividends on common and preferred stock of approximately $429,000.


Part II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is, from time to time, involved in routine litigation. None of such routine litigation in which the Company is presently involved is material to its financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          (a) The Registrant held its Annual meeting of Shareholders on May 19, 1995.

          (b)  Not Required.

          (c) The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows:


                      Election Of Directors

[CAPTION]


   Name                           For         Withheld

CLASS A
Charles D. Murphy, III         2,147,353         690
Chester B. Vanatta             2,147,353         220

CLASS B
Anthony F. Bova               24,511,840         -0-
Phillip T. George, M.D.       24,511,840         -0-
Larry D. Horner               24,511,840         -0-
Earl W. Powell                24,511,840         -0-



         (d)  Not applicable



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(3)  Exhibits

10.16    Credit Agreement between Atlantis Plastics Injection
         Molding, Inc. and the Registrant and National City Bank,
         Northeast, dated as of May 19, 1995.

10.17    Stock Purchase Agreement for the acquisition of Western
         Pioneer Insurance Company by and between the Commerce
         Insurance Company, a Massachusetts corporation and the Registrant, dated as of May 18, 1995.

10.18    Demand Promissory Note from Atlantis Plastic Films, Inc.
         to General Electric Capital Corporation in the amount of $1,280,579.70, dated as of May 8, 1995.

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







                              ATLANTIS PLASTICS, INC.



Date: August 10, 1995         /s/ Anthony F. Bova
                              ANTHONY F. BOVA
                              President and Chief Executive
                              Officer



Date: August 10, 1995         /s/ Paul Rudovsky
                              PAUL RUDOVSKY
                              Executive Vice President and
                              Chief Financial Officer













































                        CREDIT AGREEMENT


Agreement made as of May 19, 1995 by and between ATLANTIS PLASTICS INJECTION MOLDING, INC. and ATLANTIS PLASTICS, INC. (collectively, the BORROWER) and NATIONAL CITY BANK, NORTHEAST (BANK):

1A.  CROSS-REFERENCE -- Certain terms are defined in section 9.

1B. SUMMARY -- This Agreement sets forth the terms and conditions upon which the Borrower may obtain Subject Loans on a revolving basis until the Expiration Date. This Agreement also sets forth covenants and warranties made by the parties to induce each other to enter into this Agreement and contains other Material provisions.

2A.  SUBJECT COMMITMENT -- The basic terms of the Subject
Commitment and the compensation therefor are as follows:

2A.01  AMOUNT -- The amount of the Subject Commitment is One
Million Three Hundred Thousand and No/100ths Dollars
($1,300,000.00), but that amount may be reduced from time to time pursuant to subsection 2A.03 and the Subject Commitment may be terminated pursuant to section 5B.

2A.02 TERM -- The Subject Commitment shall commence as of the date of this Agreement and shall remain in effect on a revolving basis until May 19, 1998 (the EXPIRATION DATE) EXCEPT that a later Expiration Date may be established from time to time pursuant to subsection 2A.05 and EXCEPT that the Subject Commitment shall end in any event upon any earlier reduction thereof to zero pursuant to subsection 2A.03 or any earlier termination pursuant to section 5B.

2A.03 OPTIONAL REDUCTIONS -- Borrower shall have the right, at all times and without the payment of any premium, to permanently reduce the amount of the Subject Commitment by giving Bank one Banking Day's prior written notice of the amount of each such reduction and the effective date thereof subject, however, to the following:

(a) No such reduction shall reduce the Subject Commitment to a lesser aggregate amount than the sum of the aggregate unpaid principal balance of the LIBOR Loans then outstanding plus the aggregate unpaid principal balance of any LIBOR Loans to be obtained pursuant to any unfulfilled Credit Request under subsection 2B.02 plus the aggregate unpaid principal balance of the prior loans, if any, then outstanding.

(b) Concurrently with each reduction Borrower shall prepay such part, if any, of the principal of the Subject Loans then outstanding as may be in excess of the amount of the Subject
Commitment as so reduced. Subsection 2B.13 and section 6C shall apply to each such prepayment.

2A.04 COMMITMENT FEE -- Borrower agrees to pay Bank a commitment fee

(a) based on the average daily difference between the amount of the Subject Commitment from time to time in effect and the aggregate unpaid principal balance of the Subject Loans then outstanding,

(b) computed at the rate of three-eighths of one percent (3/8%) per annum so long as the Subject Commitment remains in effect and

(c) payable in arrears on June 30, 1995 and quarter-annually thereafter and at the end of the Subject Commitment.

2A.05 EXTENSION OF SUBJECT COMMITMENT -- Whenever Borrower furnishes its audited financial statements to Bank pursuant to clause (b) of subsection 3A.01, commencing with the year ending December 31, 1995, Borrower may request that the Subject Commitment be extended to May 19, 1999 and annually extendible thereafter in Bank's discretion. Bank agrees to give consideration to each such request; but in no event shall Bank be committed to extend the Subject Commitment, nor shall the Subject Commitment be so extended, unless and until both Borrower and Bank shall have executed and delivered an extension agreement substantially in the form of Exhibit C with the blanks appropriately filled.

2B.  SUBJECT LOANS -- Bank agrees that so long as the Subject
Commitment remains in effect Bank will, subject to the conditions of this Agreement, grant Borrower such Subject Loans as Borrower may from time to time request.

2B.01 SUBJECT NOTE -- The Subject Loans shall be evidenced at all times by a Subject Note executed and delivered by Borrower, payable to the order of Bank in a principal amount equal to the dollar amount of the Subject Commitment as in effect at the execution and delivery of the Subject Note and being in the form and substance of Exhibit B with the blanks appropriately filled.

(a) Whenever Borrower shall obtain a Subject Loan, Bank shall endorse an appropriate entry on the Subject Note or make an appropriate entry in a loan account in Bank's books and records, or both. Each entry shall be prima facie evidence of the data entered; but such entries shall not be a condition to Borrower's obligation to pay.

(b) No holder of any Subject Note shall transfer a Subject Note, or seek a judgment or file a proof of claim based on a Subject
Note, without in each case first endorsing the Subject Note to reflect the true amount owing thereon.

2B.02 CREDIT REQUESTS -- Whenever Borrower desires to borrow pursuant to this Agreement, Borrower shall give Bank an appropriate notice (a CREDIT REQUEST) with such information as Bank may reasonably request. The Credit Request shall be irrevocable and shall (EXCEPT in the case of any obtained at the execution and delivery of this Agreement) be given to Bank not later than 12:00 noon Youngstown time

(a) on the Banking Day the proceeds of any requested PR Loan is to be disbursed to Borrower and

(b) on the first (1st) Banking Day prior to the Banking Day on which the proceeds of any requested LIBOR Loan are to be disbursed to Borrower.

Each Credit Request shall be made either in writing or by telephone, PROVIDED that any telephone request shall be promptly confirmed in writing and Borrower shall assume the risk of misunderstanding.

2B.03 CONDITION: NO DEFAULT -- Borrower shall not be entitled to obtain any Subject Loan if

(a) any Default Under This Agreement shall then exist or would thereupon begin to exist or

(b) any representation or warranty made in subsections 4B.01 through 4B.08 (both inclusive) shall have ceased to be true and complete in any Material respect or

(c) there shall have occurred any Material adverse change in Borrower's financial condition, properties or business since the date of Borrower's Most Recent 3A.01 Financial Statements.

Each Credit Request, both when made and when honored, shall of itself constitute a continuing representation and warranty by Borrower that Borrower is entitled to obtain, and Bank is obligated to make, the requested Subject Loan.

2B.04 CONDITION: PURPOSE -- Borrower shall not use the proceeds of any Subject Loan in any manner that would violate or be inconsistent with Regulation U or X of the Board of Governors of the Federal Reserve System; nor will it use any such proceeds for the purpose of financing the acquisition of any corporation or other business entity if the acquisition is publicly opposed by the latter's management and if Bank deems that its participation in the financing would involve it in a conflict of interest.

2B.05 LOAN MIX -- The Subject Loans at any one time outstanding may consist of PR Loans or LIBOR Loans or any combination thereof as Borrower may from time to time duly elect.

2B.06 AMOUNT -- No Subject Loan shall be made if, after giving effect thereto, the aggregate unpaid principal balance of the Subject Loans would exceed the amount of the Subject Commitment then in effect. Each LIBOR Loan shall be in the principal sum of One Hundred Thousand and No/100ths Dollars ($100,000.00) or any greater amount (subject to the aforesaid limitations) that is a multiple of Twenty-five Thousand and No/100ths Dollars ($25,000.00).

2B.07 CONTRACT PERIODS -- Each LIBOR Loan shall have applicable thereto a Contract Period to be duly elected by Borrower in the Credit Request therefor. Each Contract Period shall begin on the date the loan proceeds are to be disbursed and shall end on such date, not later than the Expiration Date, as Borrower may select subject, however, to the following:

The Contract Period for each LIBOR Loan shall end one month or two or three or six months after the date of borrowing; PROVIDED, that

(1) if any such Contract Period otherwise would end on a day that is not a Banking Day, it shall end instead on the next following Banking Day unless that day falls in another calendar month, in which latter case the Contract Period shall end instead on the last Banking Day of the next preceding calendar month, and

(2) if the Contract Period commences on a day for which there is no numerical equivalent in the calendar month in which the Contract Period is to end, it shall end on the last Banking Day of that calendar month.

2B.08 BORROWING BASE The BORROWING BASE at any given time shall be the aggregate of

(a) an amount equal to eighty-five percent (85%) of the net book value (after deducting any discount or other incentive for early payment but without deducting any valuation reserve) of the Eligible Receivables, plus

(b)  an amount equal to fifty-five percent (55%) of the Eligible
Inventory,

all as reasonably determined by Bank either on the basis of the then most recent Borrowing Base Report furnished by Borrower to Bank pursuant to subsection 3A.01 or on the basis of the then most recent field audit (if any) made or other information received by Bank.

2B.09 BORROWING BASE MAINTENANCE Whenever Borrower shall furnish to Bank a Borrowing Base Report showing that the sum of the aggregate unpaid principal balance of the subject loans then outstanding exceeds the amount of Borrower's Borrowing Base as shown in that report, Borrower shall make a payment to Bank in an amount equal to that excess for application to the principal of the Subject Loans.


2B.10 MATURITIES -- The stated maturity of each PR Loan shall be the Expiration Date. The stated maturity of each LIBOR Loan shall be the last day of the Contract Period applicable thereto. In no event, however, shall the stated maturity of any Subject Loan be later than the Expiration Date.

2B.11  ROLLOVER -- If

(a) prior to the Expiration Date any LIBOR Loan shall not be paid in full at the stated maturity thereof and

(b) Borrower shall have failed to duly give Bank a timely Credit Request in respect thereof, Borrower shall be deemed to have duly given Bank a timely Credit Request to obtain (and Bank shall accordingly make) a PR Loan in a principal amount equal to the unpaid principal of the LIBOR Loan then due, the proceeds of which PR Loan shall be applied to the payment in full of the LIBOR Loan then due; PROVIDED that no such PR Loan shall of itself constitute a waiver of any then-existing Default Under This Agreement.

2B.12 INTEREST: PR LOANS -- The principal of and overdue interest on the PR Loans shall bear interest payable in arrears on the nineteenth day of each month and at maturity and computed (in accordance with subsection 8.10)

(a) prior to maturity, at a fluctuating rate equal to one half of one percent (1/2%) in excess of the Prime Rate from time to time in effect and

(b) after maturity (whether occurring by lapse of time or by acceleration), at a fluctuating rate equal to three percent (3%) in excess of the Prime Rate from time to time in effect,

with each change in the Prime Rate automatically and immediately changing the rate thereafter applicable to the PR Loans; PROVIDED, that in no event shall the rate applicable to the PR Loans after the maturity thereof be less than the rate applicable thereto immediately after maturity.

2B.13 INTEREST: LIBOR LOANS -- The principal of and overdue interest on each LIBOR Loan shall bear interest computed (in accordance with subsection 8.10) and payable as follows:

(a) Prior to maturity each LIBOR Loan shall bear interest at a rate equal to the LIBOR Pre-Margin Rate in effect at the start of the applicable Contract Period plus the applicable LIBOR MARGIN, namely, two and one half percent (2-
1/2%) per annum prior to the Expiration Date and three percent (3%) per annum on and after the Expiration Date.

(b) After maturity (whether occurring by lapse of time or by acceleration), shall bear interest computed and payable in the same manner as in the case of PR Loans EXCEPT that in no event shall any LIBOR Loan bear interest after maturity at a lesser rate than that applicable thereto immediately after maturity.

(c) Interest on each LIBOR Loan shall be payable in arrears on the last day of the Contract Period applicable thereto and at maturity and, in the case of any Contract Period having a longer term than ninety (90) days, shall also be payable every three (3) months after the first day of the Contract Period.

2B.14 DISBURSEMENT -- Bank shall disburse the proceeds of each Subject Loan to Borrower's general checking account with Bank in the absence of written instructions from Borrower to the contrary.

2B.15 PREPAYMENTS -- Borrower may from time to time prepay the principal of the PR Loans in whole or in part and may from time to time prepay the principal of any given series of LIBOR Loans in whole or in part, subject to the following:

(a) Each prepayment of LIBOR Loans shall be applied solely to a single LIBOR Loan, shall aggregate One Hundred Thousand and No/100ths Dollars ($100,000.00) or any multiple of Twenty-five Thousand and No/100ths Dollars ($25,000.00) or an amount equal to the then aggregate unpaid principal balance thereof.

(b) Each prepayment of the PR Loans may be made without penalty or premium. Any prepayment of any LIBOR Loans (regardless of the reason for the prepayment) shall be subject to the payment of any indemnity required by section 6B.

(c)  No prepayment shall of itself reduce the Subject Commitment.

(d) Concurrently with each prepayment, Borrower shall prepay the interest accrued on the prepaid principal.

2B.16  LIBOR LOANS:  UNAVAILABILITY -- If at any time

(a) Bank shall determine that dollar deposits of the relevant amount for the relevant Contract Period are not available in the London interbank eurodollar market, or

(b) Bank shall determine that circumstances affecting that market make it impracticable for Bank to ascertain the rate or rates applicable to such LIBOR Loans,

then and in each such case Bank shall, by written notice to Borrower, suspend Borrower's right thereafter to obtain LIBOR Loans of the kind in question, which suspension shall remain in effect until such time, if any, as Bank may give written notice to Borrower that the condition giving rise to the suspension no longer prevails.

2B.17 LIBOR LOANS: ILLEGALITY -- If any governmental authority shall assert that it is unlawful for Bank to fund, make or maintain any LIBOR Loans,

(a)  Bank shall give Borrower prompt written notice thereof and

(b) Borrower shall promptly pay in full the principal of and interest on the LIBOR Loan in question and make the reimbursement, if any, required by section 6B.

3A.  INFORMATION -- Borrower agrees that so long as the Subject
Commitment remains in effect and thereafter until the Subject
Indebtedness shall have been paid in full, Borrower will perform and observe each of the following:

3A.01 FINANCIAL STATEMENTS -- Atlantis Plastics, Inc. shall furnish to Bank

(a) within forty-five (45) days after the end of each of the first three quarter-annual periods of each of Atlantis Plastics, Inc.'s fiscal years, its balance sheet as at the end of the period and its statements of cash flow, income and its statement of shareholders equity for Atlantis Plastics, Inc.'s current fiscal year to date, all prepared (but unaudited) on a consolidated basis, on a comparative basis with the prior year, in accordance with GAAP (EXCEPT as disclosed therein) and in form and detail satisfactory to Bank,

(b) as soon as available (and in any event within ninety (90) days after the end of each of Borrower's fiscal years), a complete copy of an annual audit report of Atlantis Plastics, Inc. and all Subsidiaries on a consolidated and consolidating basis, (including, without limitation, all financial statements therein and notes thereto) of Borrower for that year which shall be

(1) prepared on a comparative basis with the prior year, in accordance with GAAP (EXCEPT as disclosed therein) and in form and detail satisfactory to Bank,

(2) certified (without qualification as to GAAP) by independent public accountants selected by Borrower and satisfactory to Bank,

(c) concurrently with the delivery of any financial statement to Bank pursuant to clause (a) or (b), a certificate by Atlantis
Plastics, Inc.'s chief financial officer

(1) certifying that to the best of the officer's knowledge and belief, (A) those financial statements fairly present in all Material respects the financial condition of Atlantis Plastics, Inc. and Atlantis Plastics Injection Molding, Inc. and the results of their operations in accordance with GAAP subject, in the case of interim financial statements, to routine year-end audit adjustments and (B) no Default Under This Agreement then exists or if any does, a brief description of the default and Borrower's intentions in respect thereof, and

(2) setting forth calculations indicating whether or not Borrower is in compliance with the general financial standards of section
3B,

(d)  promptly when filed (in final form) or sent, a copy of

(1)  each registration statement, Form 10-K annual report, Form
10-Q quarterly report, Form 8-K current report or similar document filed by Atlantis Plastics, Inc. with the Securities and Exchange
Commission (or any similar federal agency having regulatory jurisdiction over Atlantis Plastics, Inc.'s securities) and

(2) each proxy statement, annual report, certificate, notice or other document sent by Atlantis Plastics, Inc. to the holders of any of its securities (or any trustee under any indenture which secures any of its securities or pursuant to which such securities are issued),

(e) within forty-five (45) days after the end of each of the first three quarter-annual periods of each of Atlantis Plastics, Inc.'s fiscal years, internally prepared interim financial statements of Atlantis Plastics Injection Molding, Inc., for the year to date results as of the end of the period, prepared (but unaudited) on a comparative basis with the prior year, in accordance with GAAP (EXCEPT as disclosed therein) and in form and detail satisfactory to Bank, and

(f) concurrently with the delivery of any financial statement to Bank pursuant to clause (a) or (b), a certificate by Borrower's chief financial officer

(1) certifying that to the best of the officer's knowledge and belief, (A) those financial statements fairly present in all Material respects Borrower's financial condition and the results of its operations in accordance with GAAP subject, in the case of interim financial statements, to routine year-end audit adjustments and (B) no Default Under This Agreement then exists or if any does, a brief description of the default and Borrower's intentions in respect thereof; and

(2) setting forth calculations indicating whether or not Borrower is in compliance with the general financial standards of section
3B,

(g) within twenty (20) days after the end of each month (and at such other times as Borrower may deem advisable), a Borrowing Base Report being in form and detail satisfactory to Bank, setting forth Borrower's Borrowing Base as at the end of that month and certified by an appropriate officer of Borrower to be true and complete to the best of the officer's knowledge and belief, it being agreed that Borrower at its option may furnish other such reports at other times,

(h) forthwith upon Bank's written request, such other information in writing about Borrower's financial condition, properties and operations and about Borrower's employee benefit plans, if any, as Bank may from time to time reasonably request.

3A.02 NOTICE -- Borrower will cause its chief financial officer, or in his absence another officer designated by Borrower, to give
Bank fifteen (15) days written notice whenever any officer of Borrower

(a) reasonably believes (or receives notice from any governmental agency alleging) that any Reportable Event has occurred in respect of any Pension Plan or that Borrower has become in Material non-compliance with any law or governmental order referred to in subsection 3C.06 if non-compliance therewith would Materially and adversely affect Borrower's financial condition or its properties,

(b) receives from the Internal Revenue Service or any other federal, state or local taxing authority any allegation of any default by Borrower in the payment of any tax that is Material in amount or notice of any assessment in respect thereof,

(c) learns there has been brought against Borrower before any court, administrative agency or arbitrator any litigation or proceeding which, if successful, might have a Material, adverse effect on Borrower,

(d) reasonably believes that any representation or warranty made in subsections 4B.01 through 4B.08 (both inclusive) shall have ceased in any Material respect to be true and complete or that any Default Under This Agreement shall have occurred or

(e) reasonably believes that there has occurred or begun to exist any other event, condition or thing that likely may have a Material, adverse effect on Borrower's financial condition, operations or properties.

3B. GENERAL FINANCIAL STANDARDS -- Borrower agrees that so long as the Subject Commitment remains in effect and thereafter until the Subject Indebtedness shall have been paid in full, Borrower will observe each of the following:

3B.01    CAPITAL EXPENDITURE LIMITS -- The aggregate amount of all
Capital Expenditures of Atlantis Plastics, Inc. and the Subsidiary Guarantors (excluding expenditures funded by insurance proceeds) will not exceed the sum of $12,000,000 (the "Capital Expenditure Allowance") plus sixty-five percent (65%) of the unused Capital Expenditure Allowance from the prior Fiscal Year in any Fiscal Year. In the event that Atlantis Plastics, Inc. or any Subsidiary Guarantor enters into a Capital Lease or other contract with respect to fixed assets, for purposes of calculating Capital Expenditures under this subsection, the aggregate amount of all payments due for the entire term of such contract shall be considered expended in full on the date that Atlantis Plastics, Inc. or such Subsidiary enters into such contract or Capital Lease.

3B.02    FIXED CHARGE COVERAGE -- Fixed Charge Coverage, on a
trailing twelve (12) Fiscal Month basis, shall not be less than
1.05 at the end of any fiscal quarter.

     3B.03    INTEREST EXPENSE COVERAGE -- Interest Expense
Coverage, on a trailing twelve (12) Fiscal Month basis, shall not be less than 1.8 at the end of any fiscal quarter.

3B.04    INDEBTEDNESS TO EBIDAT -- Indebtedness to EBIDAT, on a
trailing twelve (12) Fiscal Month basis, shall not be greater than
4.75 at the end of any fiscal quarter.

3B.05    EBIDAT -- EBIDAT, on a trailing twelve (12) Fiscal Month
basis, shall not be less than the following for the following respective fiscal quarters:


[CAPTION]


         TRAILING TWELVE-FISCAL MONTH PERIOD
             ENDING ON THE LAST DAY OF EACH
FISCAL QUARTER ENDING ON THE FOLLOWING DATES:            EBIDAT

               March 31, 1995                          $21,400,000
               June 30, 1995                           $21,600,000
               September 30, 1995                      $21,750,000
               December 31, 1995                       $21,910,000
               March 31, 1996                          $22,250,000
               June 30, 1996                           $22,600,000
               September 30, 1996                      $22,900,000
               December 31, 1996                       $23,248,000

               March 31, 1995                          $23,500,000
               June 30, 1997                           $23,750,000
               September 30, 1997                      $24,000,000
               December 31, 1997                       $24,202,000


3C. AFFIRMATIVE COVENANTS -- Borrower agrees that so long as the Subject Commitment remains in effect and thereafter until the Subject Indebtedness shall have been paid in full, Borrower will perform and observe each of the following:

3C.01  TAXES -- Borrower will pay in full

(a) prior in each case to the date when penalties for the nonpayment thereof would attach, all taxes, assessments and governmental charges and levies for which it may be or become subject and

(b) prior in each case to the date the claim would become delinquent for non-payment, all other lawful claims (whatever their kind or nature) which, if unpaid, might become a lien or charge upon its property;

PROVIDED, that no item need be paid so long as and to the extent that it is contested in good faith and by timely and appropriate proceedings which are effective to stay enforcement thereof.

3C.02 FINANCIAL RECORDS -- Borrower will at all times keep true and complete financial records in accordance with GAAP and, without limiting the generality of the foregoing, make appropriate accruals to reserves for estimated and contingent losses and liabilities.

3C.03 VISITATION -- Borrower will permit Bank at all reasonable times with notice

(a) to visit and inspect Borrower's properties and examine its records at Bank's expense and to make copies of and extracts from such records and

(b) to consult with Borrower's officers, employees, accountants, actuaries, trustees and plan administrators in respect of its financial condition, properties and operations and the financial condition of its employee benefit plans, each of which parties is hereby authorized to make such information available to Bank to the same extent that it would be to Borrower.

3C.04  INSURANCE -- Borrower will

(a) keep itself and all of its insurable properties insured at all times to such extent, with such deductibles, by such insurers and against such hazards and liabilities as is generally and prudently done by like businesses, EXCEPT that if a more specific standard is provided in any Related Writing, the more specific standard shall prevail and

(b) forthwith upon Bank's written request, furnish to Bank such information about Borrower's insurance as Bank may from time to time reasonably request, which information shall be prepared in form and detail reasonably satisfactory to Bank and certified by an officer of Borrower.

3C.05 CORPORATE EXISTENCE -- Borrower will at all times maintain its corporate existence, rights and franchises.

3C.06  COMPLIANCE WITH LAW -- Borrower will comply with all laws
(whether federal, state or local and whether statutory, administrative or judicial or other) and with every lawful governmental order (whether administrative or judicial) and will, without limiting the generality of the foregoing,

(a) use and operate all of its facilities and properties in Material compliance with all applicable Environmental Laws and handle all regulated hazardous materials in Material compliance therewith; keep in full effect each permit, approval, certification, license or other authorization required by any environmental law for the conduct of any Material portion of its business; and comply in all other Material respects with all Environmental Laws;

(b) make a full and timely payment of premiums required by ERISA and perform and observe all such further and other requirements of ERISA such that no Default under ERISA shall occur or begin to exist and

(c) comply with all Material requirements of all applicable occupational health and safety laws;

PROVIDED, that this subsection shall not apply to any of the foregoing

(i) if and to the extent that the same shall be contested in good faith by timely and appropriate proceedings which are effective to stay enforcement thereof and against which appropriate reserves shall have been established or

(ii) in any other case so long as no Default Under This Agreement would occur or begin to exist if the maximum liability of all such items (including, without limitation, those referred to in clause
(i)) were reflected in Borrower's balance sheet as a current liability.

3C.07 PROPERTIES -- Borrower will maintain all fixed assets necessary to its continuing operations in good working order and condition, ordinary wear and tear excepted.

3D. NEGATIVE COVENANTS -- Borrower agrees that so long as the Subject Commitments remain in effect and thereafter until the Subject Indebtedness shall have been paid in full, Borrower will observe, such of the following provisions, namely:

3D.01  EQUITY TRANSACTIONS -- Atlantis Plastics Injection Molding,
Inc. will not

(a)  be a party to any merger or consolidation,

(b) purchase or otherwise acquire all or substantially all of the assets and business of any corporation or other business enterprise,

(c) create, acquire or become a party to any joint venture or partnership, or make or keep any investment in any stocks or other equity securities of any kind other than any investment fully disclosed in Borrower's Most Recent 3A.01 Financial Statements or in the Supplemental Schedule or

(d) lease as lessor, sell, sell-leaseback or otherwise transfer (whether in one transaction or a series of transactions) all or any substantial part of its fixed assets EXCEPT chattels that shall have become obsolete or no longer useful in its present business;

PROVIDED, that if no Default Under This Agreement shall then exist and if none would thereupon begin to exist, this subsection shall not apply to any transaction referred to in clause (a) or (b) if
(1) after giving effect thereto, the nature of Borrower's business shall not be materially different from that at the date of this Agreement and (2) there shall have been executed and delivered to Bank an assumption agreement (to be in form and substance satisfactory to Bank) by the surviving corporation (if not Atlantis Plastics Injection Molding, Inc.) in the case of any merger, by the resulting corporation in the case of any consolidation and by the transferee (if not Atlantis Plastics Injection Molding, Inc.) in any transfer of any kind of assets.

3D.02  CREDIT EXTENSIONS -- Atlantis Plastics Injection Molding,
Inc. will not

(a) make or keep any investment in any notes, bonds or other obligations of any kind for the payment of money or make or have outstanding at any time any advance or loan to anyone or

(b)  be or become a Guarantor of any kind;

PROVIDED, that this subsection shall not apply to

(i) any existing or future advance made to an officer or employee of Atlantis Plastics Injection Molding, Inc. solely for the purpose of paying ordinary and necessary business expenses of Atlantis
Plastics Injection Molding, Inc.,

(ii) any existing or future investment in direct obligations of the United States of America or any agency thereof, or in certificates of deposit issued by Bank, or in any other money-market investment if it carries the highest quality rating of any nationally-recognized rating agency, PROVIDED, that no such investment shall mature more than ninety (90) days after the date when made,

(iii) any existing investment, advance, loan or Guaranty fully disclosed in Borrower's Most Recent 3A.01 Financial Statements or in the Supplemental Schedule,

(iv) any existing or future Guaranty of any direct or contingent obligation owing to Bank or

(v) any endorsement of a check or other medium of payment for deposit or collection, or any similar transaction in the normal course of business.

3D.03 BORROWINGS -- Atlantis Plastics Injection Molding, Inc. will not create, assume or have outstanding at any time any indebtedness for borrowed money or any Funded Indebtedness of any kind;
PROVIDED, that this subsection shall not apply to

(i)  the Subject Indebtedness or any other Debt owing to Bank,

(ii)  any Subordinated indebtedness,

(iii) any existing or future indebtedness secured by a purchase money security interest permitted by subsection 3D.04 or incurred under a lease permitted by subsection 3D.04

(iv) any existing indebtedness fully disclosed in Borrower's Most Recent 3A.01 Financial Statements or in the Supplemental Schedule or any renewal or extension thereof in whole or in part or

(v)  borrowings provided for in the Indenture between Atlantis
Group, Inc., and American Stock Transfer & Trust Company dated
February 22, 1993 (the "Indenture"),

(vi)  Intercompany debt of Borrower.

3D.04  LIENS, LEASES -- Atlantis Plastics Injection Molding, Inc.
will not

(a) lease any property as lessee or acquire or hold any property subject to any land contract, inventory consignment or other title retention contract,

(b) sell or otherwise transfer any Receivables, whether with or without recourse, or

(c) suffer or permit any property now owned or hereafter acquired by it to be or become encumbered by any mortgage, security interest, lien or financing statement.

PROVIDED, that this subsection shall not apply to

(i) any tax lien, or any lien securing workers' compensation or unemployment insurance obligations, or any mechanic's, carrier's or landlord's lien, or any lien arising under ERISA, or any security interest arising under article four (bank deposits and collections) or five (letters of credit) of the Uniform Commercial Code, or any similar security interest or other lien, EXCEPT that this clause
(i) shall apply only to security interests and other liens arising by operation of law (whether statutory or common law) and in the ordinary course of business and shall not apply to any security interest or other lien that secures any indebtedness for borrowed money or any Guaranty thereof or any obligation that is in Material default in any manner (other than any default contested in good faith by timely and appropriate proceedings effective to stay enforcement of the security interest or other lien in question),

(ii) zoning or deed restrictions, public utility easements, minor title irregularities and similar matters having no adverse effect as a practical matter on the ownership or use of any of the property in question,

(iii) any lien securing or given in lieu of surety, stay, appeal or performance bonds, or securing performance of contracts or bids (other than contracts for the payment of money borrowed), or deposits required by law or governmental regulations or by any court order, decree, judgment or rule or as a condition to the transaction of business or the exercise of any right, privilege or license, EXCEPT that this clause (iii) shall not apply to any lien or deposit securing an obligation that is in Material default in any manner (other than any default contested in good faith by timely and appropriate proceedings effective to stay enforcement of the security interest or other lien in question),

(iv)  any mortgage, security interest or other lien securing only
Atlantis Plastics Injection Molding, Inc.'s Debt to Bank,

(v) any mortgage, security interest or other lien (each, a "purchase money security interest") which is created or assumed in purchasing, constructing or improving any real property or equipment or to which any such property is subject when purchased, PROVIDED, that (A) the purchase money security interest shall be confined to the aforesaid property, (B) the indebtedness secured thereby does not exceed the total cost of the purchase, construction or improvement and (C) any such indebtedness, if repaid in whole or in part, cannot be reborrowed,

(vi) any mortgage, security interest or other lien which (together with the indebtedness secured thereby) is fully disclosed in Borrower's Most Recent 3A.01 Financial Statements or in the
Supplemental Schedule

(vii) any financing statement perfecting a security interest that would be permissible under this subsection or

(viii)  liens provided for in the Indenture.

3D.05  FIXED ASSETS -- Atlantis Plastics Injection Molding, Inc.
will not invest (net after trade-ins, if any) in fixed assets and leasehold improvements during any fiscal year (commencing with the present year) more than seven million five hundred thousand dollars($7,500,000.00) plus its allowable obsolescence, amortization and depreciation charges for that year.

3D.06 OPERATING INCOME -- Atlantis Plastics Injection Molding, Inc. shall maintain a minimum controllable operating income of $4,000,000.00, defined as EBIDAT minus depreciation plus corporate services allocation which shall be tested at each fiscal year end.

4A. CLOSING -- Prior to or at the execution and delivery of this Agreement Borrower shall have complied or caused compliance with each of the following:

4A.01 SUBJECT NOTE -- Borrower shall have executed and delivered a Subject Note to Bank in accordance with subsection 2B.01.

4A.02 RESOLUTIONS/INCUMBENCY -- Borrower's secretary or assistant secretary shall have certified to Bank (a) a copy of resolutions duly adopted by Borrower's board of directors in respect of this Agreement and (b) the names and true signatures of officers authorized to execute and deliver this Agreement and Related Writings on behalf of Borrower.

4A.03 LEGAL OPINION -- Borrower's counsel shall have rendered to Bank their written opinion in respect of the matters referred to in subsections 4B.01, 4B.02, 4B.03 and 4B.04 and in respect of the perfection of each mortgage, security interest or other lien referred to in this section 4A, which opinion shall be in such form and substance (and may be subject only to such qualifications and exceptions, if any) as shall be satisfactory to Bank.

4A.04 SECURITY AGREEMENTS -- Atlantis Plastics, Injection Molding, Inc., shall have executed and delivered to Bank security agreements being in form and substance satisfactory to Bank and granting Bank security interests in and to all of Borrower's existing and the equipment listed in the Security Agreement of even date herewith and any replacements or proceeds thereof, and in all of Borrower's inventory and Receivables as security for Borrower's Debt to Bank. Borrower shall have joined with Bank in executing and filing such financing statements and other documents and in making and doing such further and other acts and things as Bank may deem necessary for the evidence, perfection or other protection of Bank's security interests. So long as there remains outstanding amounts do under this agreement or any other obligations of Borrower to Bank, Atlantis Plastics Injection Molding, Inc. shall keep all collateral (which Bank shall have a perfected security interest in) securing the obligations at the Warren, Ohio facilities

4A.05 MORTGAGES -- Atlantis Plastics Injection Molding, Inc. shall have executed and delivered to Bank as security for Borrower's Debt to Bank a mortgage or mortgages being in form and substance satisfactory to Bank and constituting the first mortgage lien on real properties having a post office address of 1512 Phoenix Road, NE, Warren, Ohio 44483. Atlantis Plastics Injection Molding, Inc. shall have furnished to Bank in respect of those properties, at its expense, (a) a mortgagee's policy of title insurance issued in such amount as Bank may reasonably require by an insurer satisfactory to Bank, (b) a professional environmental assessment,
(c) a survey by a registered surveyor and (d) an appraisal by an appraiser satisfactory to Bank.

4A.06 DOCUMENTATION FEE -- Borrower shall pay Bank a documentation fee of Three Thousand Dollars ($3,000.00).

4B. WARRANTIES -- Subject only to such additions and exceptions, if any, as may be set forth in the Supplemental Schedule or in Borrower's Most Recent 3A.01 Financial Statements, Borrower represents and warrants as follows:

4B.01 EXISTENCE -- Atlantis Plastics Injection Molding, Inc. is a duly organized and validly existing Kentucky corporation in good standing. Atlantis Plastics Injection Molding, Inc. has no subsidiaries. Atlantis Plastics, Inc. is a duly organized and validly existing Florida corporation in good standing. Exhibit D sets forth the name of each of the Subsidiaries of Atlantis Plastics, Inc., the address of its chief executive office and the jurisdiction in which it is incorporated. Each Subsidiary is a duly organized and validly existing corporation in good standing where incorporated, and all of its outstanding stock is fully paid and non-assessable and owned by Atlantis Plastics, Inc. free from any security interest, option, equity or other right of any kind EXCEPT to the extent, if any, set forth in Exhibit D. Each Borrower and Subsidiary is duly qualified to transact business in each state or other jurisdiction in which it owns or leases any real property or in which the nature of the business conducted makes such qualification necessary or, if not so qualified, such failure to qualify will have no Material adverse effect upon the financial condition of Borrower and the Subsidiaries and their ability to transact business, all on a consolidated basis.

4B.02 GOVERNMENTAL RESTRICTIONS -- To the best of Borrower's knowledge, after reasonable inquiry, no registration with or approval of any governmental agency of any kind is required on the part of either Borrower for the due execution and delivery or for the enforceability of this Agreement or any Related Writing other than the filing or recording of documents with public officials, the noting of title certificates and similar acts and things related to the perfection of the mortgages, security interests and other liens referred to in section 4A.

4B.03 CORPORATE AUTHORITY -- Each Borrower has requisite corporate power and authority to enter into this Agreement and to obtain and secure the Subject Loan in accordance with this Agreement. The officer executing and delivering this Agreement on behalf of each Borrower has been duly authorized to do so and to execute and deliver a Subject Note and other Related Writings in accordance with section 4A. Neither the execution and delivery of this Agreement or any Related Writing by either Borrower nor its performance and observance of the respective provisions thereof will violate any existing provision in its articles of incorporation, regulations or by-laws or any applicable law or violate or otherwise constitute a default under any contract or other obligation now existing and binding upon it. Upon the execution and delivery thereof, this Agreement and the aforesaid Related Writings will each become a valid and binding obligation enforceable against Borrower according to their respective tenors subject, however, to any applicable insolvency or bankruptcy law of general applicability and general principles of equity.

4B.04 LITIGATION -- No litigation or proceeding is pending against Borrower before any court, administrative agency or arbitrator which might, if successful, have a Material adverse effect on Borrower.

4B.05 TAXES -- Borrower has filed all federal, state and local tax returns which are required to be filed by it and paid all taxes due as shown thereon (EXCEPT to the extent, if any, permitted by subsection 3C.01).

4B.06 TITLE -- Atlantis Plastics Injection Molding, Inc. has good and marketable title to all assets reflected in its Most Recent 3A.01 Financial Statements EXCEPT for changes resulting from transactions in the ordinary course of business. All such assets are clear of any mortgage, security interest or other lien of any kind other than any permitted by subsection 3D.04.

4B.07 LAWFUL OPERATIONS -- Borrower's operations, as of the date of closing, are and shall continue to be in Material compliance with all applicable requirements imposed by law, whether federal, state or local, whether statutory, regulatory or other, including (without limitation) ERISA, all Environmental Laws, and occupational safety and health laws and all zoning ordinances. Without limiting the generality of the foregoing,

(a) no environmental condition exists at, on or under any facility or other property now or previously owned by Borrower, and Borrower has not received any notice from any governmental agency or court that it is in violation of any Environmental Law that would have a Material effect on Borrower or its operations;

(b) No Material Accumulated Funding Deficiency exists in respect of any of Borrower's Pension Plans; and no Reportable Event has occurred in respect of any such plan which is continuing and which constitutes grounds either for termination of the plan or for court appointment of a trustee for the administration thereof; and

(c) Borrower has provided Bank with a Phase I environmental site assessment on the Mortgaged Property.

4B.08 INSURANCE -- Borrower's insurance coverage complies with the standards set forth in subsection 3C.04 and those set forth in the Related Writings referred to in subsections 4A.04 and 4A.05.

4B.09 FINANCIAL STATEMENTS -- Each of the financial statements referred to in subsection 3A.01 has been prepared in accordance with generally accepted accounting principles applied on a basis consistent with those used by Borrower during its then next preceding full fiscal year EXCEPT to the extent, if any, specifically noted therein and fairly presents in all Material respects (subject to routine year-end audit adjustments in the case of the unaudited financial statements) its financial condition as of the date thereof (including a full disclosure of Material contingent liabilities, if any) and the results of its operations, if any, for the fiscal period then ending. There has been no Material adverse change in Borrower's financial condition, properties or business since the date of Borrower's Most Recent 3A.01 Financial Statements nor any change in its accounting procedures since the end of Borrower's latest full fiscal year covered by those statements.

4B.10 DEFAULTS -- No Default Under This Agreement exists, nor will any exist immediately after the execution and delivery of this Agreement.

5A. EVENTS OF DEFAULT -- Each of the following shall constitute an Event of Default hereunder:

5A.01 PAYMENTS -- If any principal included in the Subject Indebtedness shall not be paid in full promptly when the same becomes payable; or if any Subject Indebtedness (EXCEPT principal) or any of Borrower's other Debt to Bank (EXCEPT any payable on demand) shall not be paid in full promptly when the same becomes payable and shall remain unpaid for ten (10) consecutive days thereafter; or if such of Borrower's Debt, if any, to Bank, as may be payable on demand shall not be paid in full within ten (10) days after any actual demand for payment.

5A.02 OTHER INDEBTEDNESS (a) If there occurs a default or "Event of Default" as defined in the promissory note given by Borrower to Bank dated May 17, 1995, in the amount of $578,000.00; or (b) If there occurs a default or "Event of Default" as defined in the promissory note given by Borrower to Bank of even date herewith in the amount of $1,739,000.00 or (c) If there occurs a default or "Event of Default" as defined in the open end mortgage and security agreement executed by Borrower of even date herewith; (d) if there occurs a payment default, or any default which has a Material adverse effect on Borrower's operations, by Borrower with any creditor.

5A.03 WARRANTIES -- If any representation, warranty or statement made in this Agreement or in any Related Writing referred to in section 4A shall be false or erroneous in any respect; or if any representation, warranty or statement hereafter made by or on behalf of Borrower in any Related Writing not referred to in section 4A shall be false or erroneous in any Material respect.

5A.04 COVENANTS WITHOUT GRACE -- If Borrower shall fail or omit to perform or observe any provisions in subsections 3A.02 or 3B.

5A.05 COVENANTS WITH GRACE -- If anyone (other than Bank and its agents) shall fail or omit to perform and observe any agreement (other than those referred to in subsections 5A.01, 5A.02 or 5A.04) contained in this Agreement or any Related Writing that is on its part to be complied with, and that failure or omission shall not have been fully corrected within forty-five (45) days after the giving of written notice to Borrower by Bank that it is to be remedied.

5A.06 CROSS-DEFAULT -- If any of Atlantis Plastics Injection Molding, Inc.'s indebtedness for borrowed money (regardless of maturity) or any of its Funded Indebtedness shall be or become "in default" (as defined below). In this subsection, in default means that (a) there shall have occurred (or shall exist) in respect of the indebtedness in question (either as in effect at the date of this Agreement or as in effect at the time in question) any event, condition or other thing which constitutes, or which with the giving of notice or the lapse of any applicable grace period or both would constitute, a default which accelerates (or permits any creditor or creditors or representative or creditors to accelerate) the maturity of any such indebtedness; or (b) any such indebtedness (other than any payable on demand) shall not have been paid in full at its stated maturity; or (c) any such indebtedness payable on demand shall not have been paid in full within ten (10) Banking Days after any actual demand for payment.

5A.07 BORROWER'S SOLVENCY -- If (a) either Borrower shall discontinue operations, or (b) either Borrower shall commence any Insolvency Action of any kind or admit (by answer, default or otherwise) the Material allegations of, or consent to any relief requested in, any Insolvency Action of any kind commenced against that Borrower by its creditors or any thereof, or (c) any creditor or creditors shall commence against either Borrower any Insolvency Action of any kind which shall remain in effect (neither dismissed nor stayed) for thirty (30) consecutive days.

5B. EFFECTS OF DEFAULT -- Notwithstanding any contrary provision or inference in this Agreement or in any Related Writing:

5B.01 OPTIONAL DEFAULTS -- If any Event of Default referred to in subsection 5A.01 through 5A.06, both inclusive, shall occur and be continuing, Bank shall have the right in its discretion, by giving written notice to Borrower, subject to applicable grace periods, if any.

(a) to terminate the Subject Commitment (if not already expired or reduced to zero pursuant to section 2A or terminated pursuant to this section) and Bank shall have no obligation thereafter to grant any Subject Loan to Borrower, and

(b) to accelerate the maturity of all of Borrower's Debt to Bank (other than Debt, if any, already due and payable), and all such Debt shall thereupon become and thereafter be immediately due and payable in full without any presentment or demand and without any further or other notice of any kind, all of which are hereby waived by Borrower.

5B.02 AUTOMATIC DEFAULTS -- If any Event of Default referred to in subsection 5A.07 shall occur,

(a) the Subject Commitment shall automatically and immediately terminate (if not already expired or reduced to zero pursuant to section 2A or terminated pursuant to this section) and Bank shall have no obligation thereafter to grant any Subject Loan to Borrower, and

(b) all of Borrower's Debt to Bank (other than Debt, if any, already due and payable) shall thereupon become and thereafter be immediately due and payable in full, all without any presentment, demand or notice of any kind, which are hereby waived by Borrower.

5B.03 OFFSETS -- If there shall occur or exist any Default Under This Agreement referred to in subsection 5A.07, then, so long as that Default Under This Agreement exists, Bank shall have the right at any time to set off against and to appropriate and apply toward the payment of the Subject Indebtedness then owing to it, whether or not the same shall then have matured, any and all deposit balances then owing by Bank to or for the credit or account of Borrower, all without notice to or demand upon Borrower, all such notices and demands being hereby expressly waived.

6A.  INDEMNITY: GOVERNMENTAL COSTS/LIBOR LOANS -- If

(a) there shall be introduced or changed any treaty, statute, regulation or other law, or there shall be made any change in the interpretation or administration thereof, or there shall be made any request from any central bank or other lawful governmental authority, the effect of any of which events shall be to (1) impose, modify or deem applicable any reserve or special deposit requirements against assets held by or deposits in or loans by any national banking association (whether or not applicable to Bank) or by Bank or (2) subject Bank to any tax, duty, fee, deduction or withholding or (3) change the basis of taxation of payments due to Bank from Borrower (otherwise than by a change in taxation of Bank's overall net income) or (4) impose on Bank any penalty in respect of any LIBOR Loans and

(b) in Bank's reasonable opinion any such event (1) increases (or, if the event were applicable to Bank, would increase) the cost of making, funding or maintaining any LIBOR Loan or (2) reduces the amount of any payment to be made to Bank in respect of the principal or interest on any LIBOR Loan or other payment under this Agreement, then, upon Bank's demand, Borrower shall from time to time pay Bank an amount equal to each such cost increase or reduced payment, as the case may be.

6B. INDEMNITY: FUNDING COSTS -- Borrower agrees to indemnify Bank against any loss relating in any way to its funding of any LIBOR Loan paid before its stated maturity (whether a prepayment or a payment following any acceleration of maturity) and to pay Bank, as liquidated damages for any such loss, an amount (discounted to the present value in accordance with standard financial practice at a rate equal to the treasury yield) equal to interest computed on the principal payment from the payment date to the respective stated maturities thereof at a rate equal to the difference of the contract rate less the treasury yield, all as determined by Bank in its reasonable discretion. TREASURY YIELD means the annual yield on direct obligations of the United States having a principal amount and maturity similar to that of the principal being paid.

6C. CREDIT REQUESTS -- Whenever Borrower shall revoke any Credit Request for a LIBOR Loan, or shall for any other reason fail to borrow pursuant thereto or otherwise comply therewith, or shall fail to honor any prepayment notice, then, in each case on Bank's reasonable demand, Borrower shall pay Bank such amount as will compensate it for any loss, cost or expense incurred by it by reason of its liquidation or reemployment of deposits or other funds.

6D. INDEMNITY: UNFRIENDLY TAKEOVERS -- Borrower agrees to indemnify Bank and hold Bank harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind (including, without limitation, the reasonable fees and disbursements of counsel in connection with any investigative, administrative or judicial proceeding, whether or not Bank shall be designated a party thereto) which may be incurred by Bank relating to or arising out of any actual or proposed use of proceeds of the Subject Loans in connection with the financing of an acquisition of any corporation or other business entity, PROVIDED that Bank shall have no right to be indemnified hereunder for its own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

6E.  INDEMNITY: CAPITAL REQUIREMENTS -- If

(a) at any time any governmental authority shall require National City Corporation or Bank, whether or not the requirement has the force of law, to maintain, as support for the Subject Commitment, capital in a specified minimum amount that either is not required or is greater than that required at the date of this Agreement, whether the requirement is implemented pursuant to the "risk-based capital guidelines" (published at 12 CFR 3 in respect of "national banking associations", 12 CFR 208 in respect of "state member banks" and 12 CFR 225 in respect of "bank holding companies") or otherwise, and

(b) as a result thereof the rate of return on capital of National City Corporation or Bank or both (taking into account their then policies as to capital adequacy and assuming full utilization of their capital) shall be directly or indirectly reduced by reason of any new or added capital thereby allocable to the Subject Commitment, then and in each such case Borrower shall, on Bank's demand, pay
Bank as an additional fee such amounts as will in Bank's reasonable opinion reimburse National City Corporation and Bank for any such reduced rate of return.

6F. INDEMNITY: COLLECTION COSTS -- If any Event of Default shall occur and shall be continuing, Borrower will pay Bank such further amounts, to the extent permitted by law, as shall cover Bank's costs and expenses (including, without limitation, the reasonable fees, interdepartmental charges and disbursements of its counsel) incurred in collecting the Subject Indebtedness or in otherwise enforcing its rights and remedies in respect thereof.

6G. CERTIFICATE FOR INDEMNIFICATION -- Each demand by Bank for payment pursuant to section 6A, 6B, 6C, 6D, 6E or 6F shall be accompanied by a certificate setting forth the reason for the payment, the amount to be paid, and the computations and assumptions in determining the amount, which certificate shall be presumed to be correct in the absence of manifest error. In determining the amount of any such payment, Bank may use reasonable averaging and attribution methods.

7. BANK'S PURPOSE -- Bank represents and warrants to Borrower that Bank is familiar with the Securities Act of 1933 as amended and the rules and regulations thereunder and is not entering into this Agreement with any intention of violating that Act or any rule or regulation thereunder, it being understood, however, that Bank shall at all times retain full control of the disposition of its assets.

8. INTERPRETATION -- This Agreement and the Related Writings shall be governed by the following provisions:

8.01 WAIVERS -- Bank may from time to time in its discretion grant Borrower waivers and consents in respect of this Agreement or any Related Writing or assent to amendments thereof, but no such waiver or consent shall be binding upon Bank unless specifically granted by Bank in writing, which writing shall be strictly construed. Without limiting the generality of the foregoing, Borrower agrees that no course of dealing in respect of, nor any omission or delay in the exercise of, any right, power or privilege by Bank shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any further or other exercise thereof or of any other, as each such right, power or privilege may be exercised either independently or concurrently with others and as often and in such order as Bank may deem expedient.

8.02 CUMULATIVE PROVISIONS -- Each right, power or privilege specified or referred to in this Agreement or any Related Writing is in addition to and not in limitation of any other rights, powers and privileges that Bank may otherwise have or acquire by operation of law, by other contract or otherwise.

8.03 BINDING EFFECT -- The provisions of this Agreement and the Related Writings shall bind and benefit Borrower and Bank and their respective successors and assigns, including each subsequent holder, if any, of the Subject Notes or any thereof; PROVIDED, that no person or entity other than Borrower may obtain Subject Loans; and PROVIDED, further, that neither any holder of any Subject Note or assignee of any Subject Loan, whether in whole or in part, shall thereby become obligated thereafter to grant Borrower any Subject Loan.

8.04 SURVIVAL OF PROVISIONS -- All representations and warranties made in or pursuant to this Agreement or any Related Writing shall survive the execution and delivery of this Agreement and the Subject Notes. The provisions of sections 6A, 6B, and 6C shall survive the payment of the Subject Indebtedness, by six (6) months thereafter and sections 6D and 6F shall survive the payment of the indebtedness indefinitely.

8.05 IMMEDIATE U.S. FUNDS -- Any reference to money is a reference to lawful money of the United States of America which, if in the form of credits, shall be in immediately available funds.

8.06 CAPTIONS -- The several captions to different sections and subsections of this Agreement are inserted for convenience only and shall be ignored in interpreting the provisions thereof.

8.07 SUBSECTIONS -- Each reference to a section includes a reference to all subsections thereof (i.e., those having the same character or characters to the left of the decimal point) EXCEPT where the context clearly does not so permit.

8.08 ILLEGALITY -- If any provision in this Agreement or any Related Writing shall for any reason be or become illegal, void or unenforceable, that illegality, voidness or unenforceability shall not affect any other provision.

8.09 OHIO LAW -- This Agreement and the Related Writings and the respective rights and obligations of the parties hereto shall be construed in accordance with and governed by internal Ohio law.

8.10 INTEREST/FEE COMPUTATIONS -- All interest and all fees for any given period shall accrue on the first day thereof but not on the last day thereof and in each case shall be computed on the basis of a 360-day year and the actual number of days elapsed. In no event shall interest accrue at a higher rate than the maximum rate, if any, permitted by law.

8.11 NOTICE -- A notice to or request of Borrower shall be deemed to have been given or made under this Agreement or any Related Writing either upon the delivery of a writing to that effect (either in person or by transmission of a telecopy) to an officer of Borrower or five (5) days after a writing to that effect shall have been deposited in the United States mail and sent, with postage prepaid, by registered or certified mail, properly addressed to Borrower (Attention: chief financial officer). No other method of actually giving actual notice to or making a request of Borrower is hereby precluded. Every notice required to be given to Bank pursuant to this Agreement or any Related Writing shall be delivered (either in person or by transmission of a telecopy) to an Account Officer of Bank. A notice or request by mail is properly addressed to a party when addressed to it at the address set forth opposite its signature below or at such other address as that party may furnish to each of the others in writing for that purpose. A telecopy is transmitted to a party when transmitted to the telecopy number set forth opposite that party's signature below (or at such other telecopy number as that party may furnish to the other in writing for that purpose).

8.12 ACCOUNTING TERMS -- Any accounting term used in this Agreement shall have the meaning ascribed thereto by GAAP subject, however, to such modification, if any, as may be provided by section 9 or elsewhere in this Agreement.

8.13 ENTIRE AGREEMENT -- This Agreement and the Related Writings referred to in or otherwise contemplated by this Agreement set forth the entire agreement of the parties as to the transactions contemplated by this Agreement.

8.14 WAIVER OF JURY TRIAL -- The parties acknowledge and agree that any controversy that may arise under this Agreement and the Related Writings would involve difficult and complex issues and therefore agree that any law suit growing out of or incidental to any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.

8.15 LATE CHARGE; APPLICATION OF PAYMENTS -- If Borrower fails to pay any amount due hereunder, or any fee in connection herewith, in full within ten (l0) days after its due date, Borrower will, in each case, incur and shall pay a late charge equal to the greater of twenty dollars ($20.00) or five percent (5%) of the unpaid amount. The payment of a late charge will not cure or constitute a waiver of any Event of Default under this Agreement. Except as otherwise agreed in writing, payments will be applied first to accrued but unpaid interest and fees, in that order, on an invoice by invoice basis in the order of their respective due dates, until paid in full, then to late charges and then to principal.

9.  DEFINITIONS -- As used in this Agreement and in the Related
Writings, EXCEPT where the context clearly requires otherwise,

ACCOUNT OFFICER means that officer who at the time in question is designated by Bank as the officer having primary responsibility for giving consideration to Borrower's requests for credit or, in that officer's absence, that officer's immediate superior or any other officer who reports directly to that superior officer;

ACCUMULATED FUNDING DEFICIENCY shall have the meaning ascribed thereto in section 302(a)(2) of ERISA;

AGREEMENT means this Agreement and includes each amendment, if any, to this Agreement;

BANK means National City Bank, Northeast, a national banking association headquartered in Akron, Ohio;

BANKING DAY means (a) in the case of a LIBOR Loan, a day on which banks in the London Interbank Market deal in United States dollar deposits and on which banking institutions are generally open for domestic and international business in Youngstown, Ohio and in New York City and (b) in any other case, any day other than a Saturday or a Sunday or a public holiday or other day on which banking institutions in Youngstown, Ohio, are generally closed and do not conduct a general banking business;

BORROWER means Atlantis Plastics Injection Molding, Inc., a
Kentucky corporation and Atlantis Plastics, Inc., a Florida corporation;

BORROWING BASE is defined in Subsection 2B.08;

BORROWING BASE REPORT means a report furnished by Borrower pursuant to Clause (h) of Subsection 3A.01;

CONTRACT PERIOD is defined in subsection 2B.07;

CREDIT REQUEST means a request made pursuant to subsection 2B.02;

CURRENT ASSETS means the net book value of all such assets (after deducting applicable reserves, if any, and without consideration to any reappraisal or write-up of assets) as determined in accordance with GAAP;

CURRENT LIABILITIES means all such liabilities as determined in accordance with GAAP and includes (without limitation) all accrued taxes and all principal of any Funded Indebtedness maturing within twelve months of the date of determination;

DEBT means, collectively, all liabilities of the party or parties in question to Bank, whether owing by one such party alone or with one or more others in a joint, several, or joint and several capacity, whether now owing or hereafter arising, whether owing absolutely or contingently, whether created by loan, overdraft, Guaranty of payment or other contract or by quasi-contract or tort, statute or other operation of law or other, and whether participated to or from Bank in whole or in part; and in the case of Borrower includes, without limitation, the Subject Indebtedness;

DEFAULT UNDER ERISA means (a) the occurrence or existence of a Material Accumulated Funding Deficiency in respect of Borrower's Pension Plans, (b) any failure by Borrower to make a full and timely payment of premiums required by ERISA for insurance against any employer's liability in respect of any such plan, (c) any Material breach of a fiduciary duty by Borrower or trustee in respect of any such plan or (d) the existence of any action for the forceable termination of any such plan;

DEFAULT UNDER THIS AGREEMENT means an event, condition or thing which constitutes (or which with the lapse of any applicable grace period or the giving of notice or both would constitute) an Event of Default referred to in section 5A and which has not been appropriately waived in writing in accordance with this Agreement or corrected to Bank's full satisfaction;

DISTRIBUTION means a payment made, liability incurred or other consideration (other than any stock dividend or stock split payable solely in capital stock of Borrower) given by Borrower for the purchase, acquisition, redemption or retirement of any capital stock of Borrower or as a dividend, return of capital or other distribution in respect of Borrower's capital stock; and Distribute means to make a Distribution;

ELIGIBLE INVENTORY means, collectively, all of Borrower's Inventory EXCEPT the following:

(a) any finished goods which have been returned to Borrower after sale or lease thereof or which are defective, unmerchantable, or obsolete in Bank's good faith and commercially reasonable judgment,

(b) any Inventory not located in the United States of America or in Canada, unless the Inventory is in undelayed transit to the United States of America,

(c)  any work-in-process,

(d) any Inventory covered by a negotiable warehouse receipt or other negotiable document of title issued by a bailee, warehouseman, or similar party,

(e) any Inventory subject to any consignment, lease or other title retention contract and

(f) any Inventory subject to any security interest or financing statement securing any indebtedness other than Borrower's Debt to Bank or subject to any non-consensual lien securing any delinquent obligation;

ELIGIBLE RECEIVABLE means a Receivable owing to Borrower EXCEPT the following:

(a) any Receivable (other than an installment Receivable) which remains unpaid for more than ninety (90) days after its due date or for more than ninety (90) days after the date first invoiced to the account debtor, whichever first elapses,

(b) any installment Receivable if any installment thereof shall not have been paid in full within sixty (60) days after its due date,

(c)  any Receivable if the account debtor then owes other
Receivables to Borrower and if more than ten percent (10%), by amount, of the Receivables then owing by that debtor are excepted under clauses (a) and (b) above,

(d) any Receivable the payment of which by the account debtor is not, or does not remain, unconditional,

(e) any Receivable if and to the extent that the account debtor has asserted a defense or offset of any kind against the payment thereof,

(f) any Receivable which according to its terms may be paid by the account debtor by an offset of any claim of the latter against the account creditor,

(g) any Receivable which arises other than from a sale or lease of Inventory in the ordinary course of business or other than from the rendering of services in the ordinary course of business,

(h) any Receivable the account debtor of which is an Affiliate or a director, officer, employee or agent of Borrower or of any Affiliate,

(i) any Receivable the account debtor of which is insolvent or is the debtor in an Insolvency Action or who at the time in question is in default in any way on an existing obligation to Borrower,

(j) any Receivable the account debtor of which is not a resident or citizen of the United States of America or Canada or is not subject to service of legal process in the United States of America or Canada,

(k) any Receivable subject to any security interest or financing statement securing any indebtedness other than Borrower's Debt to Bank or subject to any non-consensual lien securing any delinquent obligation, or

(l) any Receivable the collection of which Bank, in the exercise of its reasonable judgment, for any other reason determines to have become impaired;

ENVIRONMENTAL LAW means the Comprehensive Environmental Response, Compensation, and Liability Act (42 USC 9601 et seq.), the Hazardous Material Transportation Act (49 USC 1801 et seq.), the Resource Conservation and Recovery Act (42 USC 6901 et seq.), the Federal Water Pollution Control Act (33 USC 1251 et seq.), the Toxic Substances Control Act (15 USC 2601 et seq.) and the Occupational Safety and Health Act (29 USC 651 et seq.), as such laws have been or hereafter may be amended, and any and all analogous future federal, or present or future state or local, statutes and the regulations promulgated pursuant thereto;

ERISA means the Employee Retirement Income Security Act of 1974
(P.L. 93-406) as amended from time to time and in the event of any amendment affecting any section thereof referred to in this Agreement, that reference shall be a reference to that section as amended, supplemented, replaced or otherwise modified;

ERISA REGULATOR means any governmental agency (such as the Department of Labor, the Internal Revenue Service and the Pension
Benefit Guaranty Corporation) having any regulatory authority over any of the Companies' Pension Plans;

EVENT OF DEFAULT is defined in section 5A;

Expiration Date means the date referred to as such in subsection 2A.02, EXCEPT that in the event of any extension pursuant to subsection 2A.05, EXPIRATION DATE shall mean the latest date to which the Subject Commitments shall have been so extended;

FUNDED INDEBTEDNESS means indebtedness of Atlantis Plastics Injection Molding, Inc. which matures or which (including each renewal or extension, if any, in whole or in part) remains unpaid for more than twelve months after the date originally incurred and includes, without limitation (a) any indebtedness (regardless of its maturity) if it is renewable or refundable in whole or in part solely at the option of that person or entity (in the absence of default) to a date more than one year after the date of determination, (b) any capitalized lease, (c) any Guaranty of Funded Indebtedness owing by another person or entity and (d) any Funded Indebtedness secured by a security interest, mortgage or other lien encumbering any property owned or being acquired by the person or entity in question even if the full faith and credit of that person or entity is not pledged to the payment thereof; PROVIDED, that in the case of any indebtedness payable in installments or evidenced by serial notes or calling for sinking fund payments, those payments maturing within twelve months after the date of determination shall be considered current indebtedness rather than Funded Indebtedness for the purposes of section 3B but shall be considered Funded Indebtedness for all other purposes;

GAAP means generally accepted accounting principles applied in a manner consistent with those used in Borrower's latest fiscal year-end financial statements referred to in subsection 3A.01;

INSIDER, as applied to Subordinated indebtedness, refers to Subordinated indebtedness which at the time in question is owing to any person who is a director or officer of Borrower or who is the record and beneficial owner of ten percent (10%) or more of Borrower's capital stock or who is a member of the immediate family of any such director, officer or stockholder;

INSOLVENCY ACTION means either (a) a pleading of any kind filed by the person, corporation or entity (an "insolvent") in question to seek relief from the insolvent's creditors, or filed by the insolvent's creditors or any thereof to seek relief of any kind against that insolvent, in any court or other tribunal pursuant to any law (whether federal, state or other) relating generally to the rights of creditors or the relief of debtors or both, or (b) any other action of any kind commenced by an insolvent or the insolvent's creditors or any thereof for the purpose of marshalling the insolvent's assets and liabilities for the benefit of the insolvent's creditors; and INSOLVENCY ACTION includes (without limitation) a petition commencing a case pursuant to any chapter of the federal bankruptcy code, any application for the appointment of a receiver, trustee, liquidator or custodian for the insolvent or any substantial part of the insolvent's assets, and any assignment by an insolvent for the general benefit of the insolvent's creditors;

LIBOR PRE-MARGIN RATE means the rate per annum (rounded upwards, if necessary, to the next higher 1/16 of 1%), as determined by Bank which equals the average rate per annum at which deposits in United States dollars are offered for deposits of the maturity and amount in question, at 11:00 A.M. London time (or as soon thereafter as practicable) two Banking Days prior to the first day of the Contract Period in question, to Bank by prime banking institutions in any Eurodollar market reasonably selected by Bank;

LIBOR LOAN means a Subject Loan having a Contract Period described in clause (b) of subsection 2B.07 and bearing interest in accordance with clause (b) of subsection 2B.11;

MATERIAL means a Material adverse effect on financial conditions, operations or business of Borrower;

MOST RECENT 3A.01 FINANCIAL STATEMENTS means Borrower's most recent financial statements that are referred to in subsection 3A.01;

NET INCOME means Net Income as determined in accordance with GAAP, after taxes and after extraordinary items, but without giving effect to any gain resulting from any reappraisal or write-up of any asset;

NET WORTH means the excess (as determined on a consolidated basis and in accordance with GAAP) of the net book value (after deducting all applicable valuation reserves and without consideration to any reappraisal or write-up of assets) of the tangible assets (i.e., all assets other than intangibles such as patents, costs of businesses over net assets acquired, good will and treasury stock) of the corporation or corporations in question over their Total Liabilities;

PENSION PLAN means a defined benefit plan (as defined in section
3(35) of ERISA) of the Companies or any thereof and includes, without limitation, any such plan that is a multi-employer plan (as defined in section 3(37) of ERISA) applicable to any of the Companies' employees;

PRIME RATE means the fluctuating rate of interest which is publicly announced from time to time by Bank at its principal place of business as being its "prime rate" or "base rate" thereafter in effect, with each change in the Prime Rate automatically, immediately and without notice changing the fluctuating interest rate thereafter applicable hereunder, it being agreed that the Prime Rate is not necessarily the lowest rate of interest then available from Bank on fluctuating rate loans;

RECEIVABLE means a claim for money due or to become due, whether classified as an account, instrument, chattel paper, general intangible, incorporeal hereditament or otherwise, and any proceeds of the foregoing;

RELATED WRITING means any note, mortgage, security agreement, other lien instrument, financial statement, audit report, notice, legal opinion, Credit Request, officer's certificate or other writing of any kind which is delivered to the Bank and which is relevant in any manner to this Agreement or any Related Writing delivered to Bank and includes, without limitation, the Subject Notes and the other writings referred to in sections 3A and 4A;

REPORTABLE EVENT has the meaning ascribed thereto by ERISA;

PR LOAN means a Subject Loan maturing in the manner described in the first sentence of subsection 2B.08 and bearing interest in accordance with subsection 2B.11;

SUBJECT COMMITMENT means Bank's commitment to extend credit to Borrower pursuant to sections 2A and 2B of this Agreement and upon the terms, subject to the conditions of this Agreement and in accordance with the other provisions of this Agreement;

SUBJECT INDEBTEDNESS means, collectively, the principal of and interest on the Subject Loans and all fees and other liabilities, if any, incurred by Borrower to Bank pursuant to this Agreement or any Related Writing;

SUBJECT LOAN means a loan obtained by Borrower pursuant to this Agreement;

SUBJECT NOTE means a note executed and delivered by Borrower and being in the form and substance of Exhibit B with the blanks appropriately filled;

SUBORDINATED, as applied to any liability of Borrower, means a liability which at the time in question is subordinated (by written instrument in form and substance satisfactory to Bank) in favor of the prior payment in full of Borrower's Debt to Bank;

SUBSIDIARY means a corporation or other business entity if shares constituting a majority of its outstanding capital stock (or other form of ownership) or constituting a majority of the voting power in any election of directors (or shares constituting both majorities) are (or upon the exercise of any outstanding warrants, options or other rights would be) owned directly or indirectly at the time in question by the corporation in question or another Subsidiary of that corporation or any combination of the foregoing;

SUPPLEMENTAL SCHEDULE means the schedule incorporated into this Agreement as Exhibit A;

TOTAL LIABILITIES means the aggregate (without duplication) of all liabilities of the corporation or corporations in question and includes, without limitation, (a) any indebtedness which is secured by any mortgage, security interest or other lien on any of their property even if the full faith and credit of none of them is pledged to the payment thereof, (b) any indebtedness for borrowed money or Funded Indebtedness of any kind if any such corporation or corporations is a Guarantor thereof and (c) any Subordinated indebtedness; PROVIDED, that there shall be excluded any liability under a reimbursement agreement relating to a letter of credit issued to finance the importation or exportation of goods;

the foregoing definitions shall be applicable to the respective plurals of the foregoing defined terms.

10. ADDITIONAL DEFINITIONS -- The following terms are defined in the Credit Agreement dated as of February 22, 1993, as amended, between Atlantis Plastics, Inc. and Heller Financial, Inc., which definitions are hereby incorporated by reference: Capital Expenditures, EBIDAT, EBIT, Fiscal Month, Fixed Charge Coverage, Fixed Charges, Indebtedness, Interest Expense Coverage, Interest Expense, Joint Venture and Subsidiary Guarantors, which such definitions are attached hereto as Exhibit E.







































STATE OF                      )
                         ) SS.
COUNTY OF                )

     BEFORE ME, a Notary Public in and for said County and State,
personally appeared                                    as
                                of the above-named Corporation,
ATLANTIS PLASTICS INJECTION MOLDING, INC., who acknowledged that he/she did sign the foregoing instrument for and on behalf of the Corporation, by authority of its Board of Directors, and that the same is the free act and deed of the Corporation and the free act and deed of him/her personally and as such officer.

     IN TESTIMONY, I set my hand and official seal, this     day of
                   , 1995.



                                   Notary Public




STATE OF                      )
                         ) SS.
COUNTY OF                )

     BEFORE ME, a Notary Public in and for said County and State,
personally appeared                                  as
                                                 of the above-named
Corporation, ATLANTIS PLASTICS, INC., who acknowledged that he/she did sign the foregoing instrument for and on behalf of the Corporation, by authority of its Board of Directors, and that the same is the free act and deed of the Corporation and the free act and deed of him/her personally and as such officer.

     IN TESTIMONY, I set my hand and official seal, this     day of
                   , 1995.



                                   Notary Public













                      SUPPLEMENTAL SCHEDULE



There is no item which Borrower must disclose in this Supplemental
Schedule in order to be in full compliance with subsections 3D.01, 3D.02, 3D.03 and 3D.04, nor is there any addition or exception to the representations and warranties in section 4B.


            ATLANTIS PLASTICS INJECTION MOLDING, INC.

                     LONG TERM DEBT 3/31/95



[CAPTION]


DIGITAL FINANCE COMPUTER LEASE              250,703
GE CAPITAL FINANCE                        2,648,453
ARKANSAS DEVELOP FINANCE AUTHORITY        1,359,716


BALANCE SHEET                            $4,258,872

CURRENT PORTION L-T DEBT                    449,848
LONG TERM DEBT                            3,809,024



                                         $4,258,872




















                            EXHIBIT A

                              NOTE



$1,300,000.00              Youngstown, Ohio,           May   , 1995



FOR VALUE RECEIVED, the undersigned, ATLANTIS PLASTICS INJECTION MOLDING, INC. (BORROWER), a Kentucky corporation, and ATLANTIS PLASTICS, INC., a Florida corporation, jointly and severally promise to pay to the order of NATIONAL CITY BANK, NORTHEAST, at the payee's main office in Youngstown, Ohio, the principal sum of

ONE MILLION THREE HUNDRED THOUSAND AND 00/100THS DOLLARS

(or, if less, the aggregate unpaid principal balance from time to time shown on the reverse side), together with interest computed thereon in accordance with the Credit Agreement referred to below, which principal and interest is payable in accordance with the provisions in the Credit Agreement.

This note is issued pursuant to a certain Agreement (the "Credit
Agreement") made as of                   , 1995 by and between the
payee and Borrower. The Credit Agreement contains definitions applicable to this note, provisions governing the making of loans, the acceleration of the maturity thereof, rights of prepayment and other provisions applicable to this note. Each endorsement, if any, on the reverse side of this note (or any allonge thereto) shall be prima facie evidence of the data so endorsed.

Borrower hereby authorizes any attorney at law at any time or times to appear in any state or federal court of record in the United States of America after the indebtedness represented by this note shall have become due, whether by lapse of time or by acceleration of maturity, to waive the issuance and service of process, to present this note (together with any endorsement or endorsements thereon) to the court, to admit the maturity thereof and the nonpayment thereof when due, to confess judgment against Borrower in favor of the holder of this note for the full amount then appearing due, together with interest and costs of suit, and thereupon to release all errors and waive all rights of appeal and stay of execution. The foregoing warrant of attorney shall survive any judgment, it being understood that should any judgment against Borrower be vacated for any reason, the holder of this note may nevertheless utilize the foregoing warrant of attorney in thereafter obtaining additional judgment or judgments against Borrower.

Address:                           ATLANTIS PLASTICS INJECTION
Highway 60, West                   MOLDING, INC.
P.O. Box 3
Henderson, Kentucky  42420         By:
Telecopy (502) 827-9841
                                   Title:


Address:                           ATLANTIS PLASTICS, INC.
1870 The Exchange
Suite 200                          By:
Atlanta, Georgia 30339
(   )      -                       Title:



WARNING BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.



































                            EXHIBIT B

                       EXTENSION AGREEMENT



This extension agreement made as of                    , 19  by and
between ATLANTIS PLASTICS INJECTION MOLDING, INC. and ATLANTIS
PLASTICS, INC. (collectively, BORROWER) and NATIONAL CITY BANK,
NORTHEAST (BANK):

The parties have executed and delivered a certain credit agreement
dated             , 1995 which provides for, among other things, a
Subject Commitment aggregating $              and available to
Borrower, upon certain terms and conditions until
     , 1996 (the EXPIRATION DATE now in effect) subject to any earlier reduction or termination pursuant to the credit agreement.

In consideration of our mutual agreements and for other valuable considerations, the parties agree that subsection 2A.02 of the credit agreement (captioned "TERM") is hereby amended by deleting
the date                  , 19  and by substituting therefor the
date "                   , 19  ", which latter date shall be the
EXPIRATION DATE hereafter in effect.

In all other respects the credit agreement shall remain in full force and effect.



Address:                           ATLANTIS PLASTICS INJECTION
Highway 60, West                   MOLDING, INC.
P.O. Box 3
Henderson, Kentucky  42420         By:
Telecopy (502) 827-9841
                                   Title:


Address:                           ATLANTIS PLASTICS, INC.
1870 The Exchange
Suite 200
Atlanta, Georgia 30339             By:
(   )      -
                                   Title:


Address:                           NATIONAL CITY BANK, NORTHEAST
20 Federal Plaza
Youngstown, Ohio  44503            By:
Telecopy:  (216) 742-4308

                                   Title:



                            EXHIBIT C

         LIST OF SUBSIDIARIES OF ATLANTIS PLASTICS, INC.

                           (S. 4B.01)


[CAPTION]


                      Address of its    Jurisdiction
Name of               Chief Executive     Where          Equity
Subsidiary            Office            Incorporated     Ownership


Atlantis Plastics,
Inc.


Linear Films


National Poly


Pierce Plastics


Plastic Containers


Western Pioneer


Stretch Films


Institutional Films


Custom Films


Rigal Plastics








                            EXHIBIT D






















































C R E D I T   A G R E E M E N T


between


ATLANTIS PLASTICS INJECTION MOLDING, INC.
and
ATLANTIS PLASTICS, INC.,


and

NATIONAL CITY BANK, NORTHEAST

                           , 1995







































                        TABLE OF CONTENTS




1A.        CROSS-REFERENCE . . . . . . . . . . . . . .
1B.        SUMMARY . . . . . . . . . . . . . . . . . .
2A.        SUBJECT COMMITMENT. . . . . . . . . . . . .
2A.01      AMOUNT. . . . . . . . . . . . . . . . . . .
2A.02      TERM. . . . . . . . . . . . . . . . . . . .
2A.03      OPTIONAL REDUCTIONS . . . . . . . . . . . .
2A.04      COMMITMENT FEE. . . . . . . . . . . . . . .
2A.05      EXTENSION OF SUBJECT COMMITMENT . . . . . .
2B.        SUBJECT LOANS . . . . . . . . . . . . . . .
2B.01      SUBJECT NOTE. . . . . . . . . . . . . . . .
2B.02      CREDIT REQUESTS . . . . . . . . . . . . . .
2B.03      CONDITION:  NO DEFAULT. . . . . . . . . . .
2B.04      CONDITION:  PURPOSE . . . . . . . . . . . .
2B.05      LOAN MIX. . . . . . . . . . . . . . . . . .
2B.06      AMOUNT. . . . . . . . . . . . . . . . . . .
2B.07      CONTRACT PERIODS. . . . . . . . . . . . . .
2B.08      BORROWING BASE. . . . . . . . . . . . . . .
2B.09      BORROWING BASE MAINTENANCE. . . . . . . . .
2B.10      MATURITIES. . . . . . . . . . . . . . . . .
2B.11      ROLLOVER. . . . . . . . . . . . . . . . . .
2B.12      INTEREST  PR LOANS. . . . . . . . . . . . .
2B.13      INTEREST: LIBOR LOANS . . . . . . . . . . .
2B.14      DISBURSEMENT. . . . . . . . . . . . . . . .
2B.15      PREPAYMENTS . . . . . . . . . . . . . . . .
2B.16      LIBOR LOANS:  UNAVAILABILITY. . . . . . . .
2B.17      LIBOR LOANS:  ILLEGALITY. . . . . . . . . .
3A.        INFORMATION . . . . . . . . . . . . . . . .
3A.01      FINANCIAL STATEMENTS. . . . . . . . . . . .
3A.02      NOTICE. . . . . . . . . . . . . . . . . . .
3B.        GENERAL FINANCIAL STANDARDS . . . . . . . .
3B.01      CAPITAL EXPENDITURE LIMITS. . . . . . . . .
3B.02      FIXED CHARGE COVERAGE . . . . . . . . . . .
3B.03      INTEREST EXPENSE COVERAGE . . . . . . . . .
3B.03      INDEBTEDNESS TO EBIDAT. . . . . . . . . . .
3B.05      EBIDAT. . . . . . . . . . . . . . . . . . .
3C.        AFFIRMATIVE COVENANTS . . . . . . . . . . .
3C.01      TAXES . . . . . . . . . . . . . . . . . . .
3C.02      FINANCIAL RECORDS . . . . . . . . . . . . .
3C.03      VISITATION. . . . . . . . . . . . . . . . .
3C.04      INSURANCE . . . . . . . . . . . . . . . . .
3C.05      CORPORATE EXISTENCE . . . . . . . . . . . .
3C.06      COMPLIANCE WITH LAW . . . . . . . . . . . .
3C.07      PROPERTIES. . . . . . . . . . . . . . . . .
3D.        NEGATIVE COVENANTS. . . . . . . . . . . . .
3D.01      EQUITY TRANSACTIONS . . . . . . . . . . . .
3D.02      CREDIT EXTENSIONS . . . . . . . . . . . . .
3D.03      BORROWINGS. . . . . . . . . . . . . . . . .
3D.04      LIENS, LEASES . . . . . . . . . . . . . . .
3D.05      FIXED ASSETS. . . . . . . . . . . . . . . .
3D.06      OPERATING INCOME. . . . . . . . . . . . . .
4A.        CLOSING . . . . . . . . . . . . . . . . . .
4A.01      SUBJECT NOTE. . . . . . . . . . . . . . . .
4A.03      LEGAL OPINION . . . . . . . . . . . . . . .
4A.04      SECURITY AGREEMENTS . . . . . . . . . . . .
4A.05      MORTGAGES . . . . . . . . . . . . . . . . .
4A.07      DOCUMENTATION FEE . . . . . . . . . . . . .
4B.        WARRANTIES. . . . . . . . . . . . . . . . .
4B.01      EXISTENCE . . . . . . . . . . . . . . . . .
4B.02      GOVERNMENTAL RESTRICTIONS . . . . . . . . .
4B.03      CORPORATE AUTHORITY . . . . . . . . . . . .
4B.04      LITIGATION. . . . . . . . . . . . . . . . .
4B.05      TAXES . . . . . . . . . . . . . . . . . . .
4B.06      TITLE . . . . . . . . . . . . . . . . . . .
4B.07      LAWFUL OPERATIONS . . . . . . . . . . . . .
4B.08      INSURANCE . . . . . . . . . . . . . . . . .
4B.09      FINANCIAL STATEMENTS. . . . . . . . . . . .
4B.10      DEFAULTS. . . . . . . . . . . . . . . . . .
5A.        EVENTS OF DEFAULT . . . . . . . . . . . . .
5A.01      PAYMENTS. . . . . . . . . . . . . . . . . .
5A.02      OTHER INDEBTEDNESS. . . . . . . . . . . . .
5A.03      WARRANTIES. . . . . . . . . . . . . . . . .
5A.04      COVENANTS WITHOUT GRACE . . . . . . . . . .
5A.05      COVENANTS WITH GRACE. . . . . . . . . . . .
5A.06      CROSS-DEFAULT . . . . . . . . . . . . . . .
5A.07      BORROWER'S SOLVENCY . . . . . . . . . . . .
5B.        EFFECTS OF DEFAULT. . . . . . . . . . . . .
5B.01      OPTIONAL DEFAULTS . . . . . . . . . . . . .
5B.02      AUTOMATIC DEFAULTS. . . . . . . . . . . . .
5B.03      OFFSETS . . . . . . . . . . . . . . . . . .
6A.        INDEMNITY: GOVERNMENTAL COSTS/LIBOR LOANS .
6B.        INDEMNITY: FUNDING COSTS. . . . . . . . . .
6C.        CREDIT REQUESTS . . . . . . . . . . . . . .
6D.        INDEMNITY: UNFRIENDLY TAKEOVERS . . . . . .
6E.        INDEMNITY: CAPITAL REQUIREMENTS . . . . . .
6F.        INDEMNITY: COLLECTION COSTS . . . . . . . .
6G.        CERTIFICATE FOR INDEMNIFICATION . . . . . .
7.         BANK'S PURPOSE. . . . . . . . . . . . . . .
8.         INTERPRETATION. . . . . . . . . . . . . . .
8.01       WAIVERS . . . . . . . . . . . . . . . . . .
8.02       CUMULATIVE PROVISIONS . . . . . . . . . . .
8.03       BINDING EFFECT. . . . . . . . . . . . . . .
8.04       SURVIVAL OF PROVISIONS. . . . . . . . . . .
8.05       IMMEDIATE U.S. FUNDS. . . . . . . . . . . .
8.06       CAPTIONS. . . . . . . . . . . . . . . . . .
8.07       SUBSECTIONS . . . . . . . . . . . . . . . .
8.08       ILLEGALITY. . . . . . . . . . . . . . . . .
8.09       OHIO LAW. . . . . . . . . . . . . . . . . .
8.10       INTEREST/FEE COMPUTATIONS . . . . . . . . .
8.11       NOTICE. . . . . . . . . . . . . . . . . . .
8.12       ACCOUNTING TERMS. . . . . . . . . . . . . .
8.13       ENTIRE AGREEMENT. . . . . . . . . . . . . .
8.14       WAIVER OF JURY TRIAL. . . . . . . . . . . .
8.15       LATE CHARGE, APPLICATION OF PAYMENTS. . . .
9.         DEFINITIONS . . . . . . . . . . . . . . . .
           Account Officer . . . . . . . . . . . . . .
           Accumulated Funding Deficiency. . . . . . .
           Agreement . . . . . . . . . . . . . . . . .
           Bank. . . . . . . . . . . . . . . . . . . .
           Banking Day . . . . . . . . . . . . . . . .
           Borrower. . . . . . . . . . . . . . . . . .
           Borrowing Base. . . . . . . . . . . . . . .
           Borrowing Base Report . . . . . . . . . . .
           Contract Period . . . . . . . . . . . . . .
           Credit Request. . . . . . . . . . . . . . .
           Current Assets. . . . . . . . . . . . . . .
           Current Liabilities . . . . . . . . . . . .
           Debt. . . . . . . . . . . . . . . . . . . .
           Default under ERISA . . . . . . . . . . . .
           Default Under This Agreement. . . . . . . .
           Distribution. . . . . . . . . . . . . . . .
           Eligible Inventory. . . . . . . . . . . . .
           Eligible Receivable . . . . . . . . . . . .
           Environmental Law . . . . . . . . . . . . .
           ERISA . . . . . . . . . . . . . . . . . . .
           ERISA Regulator . . . . . . . . . . . . . .
           Event of Default. . . . . . . . . . . . . .
           Expiration Date . . . . . . . . . . . . . .
           Funded Indebtedness . . . . . . . . . . . .
           GAAP. . . . . . . . . . . . . . . . . . . .
           Insider . . . . . . . . . . . . . . . . . .
           Insolvency Action . . . . . . . . . . . . .
           LIBOR Pre-Margin Rate . . . . . . . . . . .
           LIBOR Loan. . . . . . . . . . . . . . . . .
           Material. . . . . . . . . . . . . . . . . .
           Most Recent 3A.01 Financial Statements. . .
           Net Income. . . . . . . . . . . . . . . . .
           Net Worth . . . . . . . . . . . . . . . . .
           Pension Plan. . . . . . . . . . . . . . . .
           Prime Rate. . . . . . . . . . . . . . . . .
           Receivable. . . . . . . . . . . . . . . . .
           Related Writing . . . . . . . . . . . . . .
           Reportable Event. . . . . . . . . . . . . .
           PR Loan . . . . . . . . . . . . . . . . . .
           Subject Commitment. . . . . . . . . . . . .
           Subject Indebtedness. . . . . . . . . . . .
           Subject Loan. . . . . . . . . . . . . . . .
           Subject Note. . . . . . . . . . . . . . . .
           Subordinated. . . . . . . . . . . . . . . .
           Subsidiary. . . . . . . . . . . . . . . . .
           Supplemental Schedule . . . . . . . . . . .
           Total Liabilities . . . . . . . . . . . . .
           plurals . . . . . . . . . . . . . . . . . .


EXHIBIT A:  Supplemental Schedule (4B)
EXHIBIT B:  Subject Note (2B.01; 4A.01)
EXHIBIT C:  Extension Agreement (2A.05)
EXHIBIT D:  Subsidiaries
EXHIBIT E:  Heller Definitions





















































                                                   EXECUTION COPY














STOCK PURCHASE AGREEMENT

FOR THE ACQUISITION

OF

WESTERN PIONEER INSURANCE COMPANY

Dated as of May 18, 1995































                        TABLE OF CONTENTS



ARTICLE 1 Definitions. . . . . . . . . . . . . . . . . . . . . .

           1.1   Defined Terms . . . . . . . . . . . . . . . . .
           1.2   Other Definitional Provisions . . . . . . . . .

ARTICLE 2 Purchase Price; Closing. . . . . . . . . . . . . . . .

           2.1   Sale and Purchase of Capital Stock. . . . . . .
           2.2   Purchase Price. . . . . . . . . . . . . . . . .
           2.3   Deposit with the Escrow Agent . . . . . . . . .
           2.4   Payment of Purchase Price . . . . . . . . . . .
           2.5   Closing . . . . . . . . . . . . . . . . . . . .

ARTICLE 3 Representations and Warranties of the Purchaser. . . .

           3.1   Organization and Standing . . . . . . . . . . .
           3.2   Authorization of Agreement. . . . . . . . . . .
           3.3   No Violation or Conflict. . . . . . . . . . . .
           3.4   Consent or Approval of Authorities. . . . . . .
           3.5   Litigation. . . . . . . . . . . . . . . . . . .
           3.6   Brokers . . . . . . . . . . . . . . . . . . . .
           3.7   Investment. . . . . . . . . . . . . . . . . . .
           3.8   No Reliance on Projections. . . . . . . . . . .
           3.9   Financial Capacity. . . . . . . . . . . . . . .
           3.10  No Other Representations or Warranties. . . . .

ARTICLE 4 Representations and Warranties of the Seller
          With Respect to the Company. . . . . . . . . . . . . .

           4.1   Organization and Standing . . . . . . . . . . .
           4.2   Authority to do Business. . . . . . . . . . . .
           4.3   Articles of Incorporation and Bylaws;
                 Corporate Records . . . . . . . . . . . . . . .
           4.4   No Subsidiaries . . . . . . . . . . . . . . . .
           4.5   Capitalization. . . . . . . . . . . . . . . . .
           4.6   Rights; Warrants or Options; Dividends. . . . .
           4.7   Financial Statements. . . . . . . . . . . . . .
           4.8   Undisclosed Liabilities . . . . . . . . . . . .
           4.9   Personal Property . . . . . . . . . . . . . . .
           4.10  Real Property . . . . . . . . . . . . . . . . .
           4.11  Insurance . . . . . . . . . . . . . . . . . . .
           4.12  Operating Permits/Compliance with Law . . . . .
           4.13  Litigation. . . . . . . . . . . . . . . . . . .
           4.14  List of Accounts. . . . . . . . . . . . . . . .
           4.15  List of Personnel . . . . . . . . . . . . . . .
           4.16  Labor Relations . . . . . . . . . . . . . . . .
           4.17  Benefit Plans and Agreements. . . . . . . . . .
           4.18  Absence of Changes. . . . . . . . . . . . . . .
           4.19  Tax Matters . . . . . . . . . . . . . . . . . .
           4.20  Environmental Matters . . . . . . . . . . . . .
           4.21  Intellectual Property . . . . . . . . . . . . .
           4.22  Material Contracts. . . . . . . . . . . . . . .
           4.23  Transactions With Affiliates. . . . . . . . . .
           4.24  Insurance Coverage Reserves . . . . . . . . . .
           4.25  Insurance Issued by the Company . . . . . . . .
           4.26  Threats of Cancellation . . . . . . . . . . . .
           4.27  Reinsurance Contracts . . . . . . . . . . . . .
           4.28  Best Rating . . . . . . . . . . . . . . . . . .
           4.29  Absence of Improper Payments. . . . . . . . . .
           4.30  Disclosure of all Material Matters. . . . . . .
           4.31  No Other Representations or Warranties. . . . .

ARTICLE 5  Representations and Warranties of the Seller
                 Regarding Shares and Other Matters. . . . . . .

           5.1   Organization and Standing of the Seller . . . .
           5.2   Ownership of Shares . . . . . . . . . . . . . .
           5.3   Authorization of Agreement. . . . . . . . . . .
           5.4   No Violation or Conflict. . . . . . . . . . . .
           5.5   Consent or Approval of Authorities. . . . . . .
           5.6   Agreements with Authorities . . . . . . . . . .
           5.7   Litigation. . . . . . . . . . . . . . . . . . .
           5.8   Financial Statements. . . . . . . . . . . . . .
           5.9   Brokers . . . . . . . . . . . . . . . . . . . .

ARTICLE 6 Pre-Closing Covenants. . . . . . . . . . . . . . . . .

           6.1   Conduct of Business . . . . . . . . . . . . . .
           6.2   Pre-Closing Activities. . . . . . . . . . . . .
           6.3   Best Efforts; Further Assurances. . . . . . . .
           6.4   Access to Information . . . . . . . . . . . . .
           6.5   Confidentiality . . . . . . . . . . . . . . . .
           6.6   HSR Act; Consents and Approvals . . . . . . . .
           6.7   Additional Convention Statements. . . . . . . .
           6.8   Termination of Management Agreement and
                 Tax Allocation Agreement. . . . . . . . . . . .
           6.9   No Solicitation . . . . . . . . . . . . . . . .
           6.10  Notification of Certain Matters . . . . . . . .

ARTICLE 7 Conditions to Closing. . . . . . . . . . . . . . . . .

           7.1   Conditions to Each Party's Obligations. . . . .
                 7.1.1 . . . . . . . . . . . .Approvals. . . . .
                 7.1.2No Injunction or Restraint; Illegality . .
           7.2   Conditions to the Purchaser's Obligations . . .
           7.3   Conditions to the Seller's Obligations. . . . .

ARTICLE 8 Additional Agreements. . . . . . . . . . . . . . . . .

           8.1   Further Assurances. . . . . . . . . . . . . . .
           8.2   Publicity . . . . . . . . . . . . . . . . . . .
           8.3   Certain Tax Matters . . . . . . . . . . . . . .
           8.4   Further Assurances. . . . . . . . . . . . . . .
           8.5   Noncompetition. . . . . . . . . . . . . . . . .
           8.6   Non-Solicitation of Employees . . . . . . . . .
           8.7   Access. . . . . . . . . . . . . . . . . . . . .

ARTICLE 9 Survival of Representations, Warranties and
                 Covenants; Indemnification; Certain Adjustments

           9.1   Survival of Representations, Warranties and
                 Covenants . . . . . . . . . . . . . . . . . . .
           9.2   Indemnification . . . . . . . . . . . . . . . .
           9.3.  Post-Closing Loss Reserve Redundancy
                 (Deficiency) Repayment. . . . . . . . . . . . .
           9.4   Limited Remedies. . . . . . . . . . . . . . . .

ARTICLE 10 Modification, Waivers and Termination . . . . . . . .

           10.1  Modification. . . . . . . . . . . . . . . . . .
           10.2  Waivers . . . . . . . . . . . . . . . . . . . .
           10.3  Termination . . . . . . . . . . . . . . . . . .
           10.4  Effect of Termination . . . . . . . . . . . . .

ARTICLE 11    Miscellaneous. . . . . . . . . . . . . . . . . . .

     11.1    Notices . . . . . . . . . . . . . . . . . . . . . .
     11.2    Entire Agreement. . . . . . . . . . . . . . . . . .
     11.3    Benefits; Binding Effect; Assignment. . . . . . . .
     11.4    Waiver. . . . . . . . . . . . . . . . . . . . . . .
     11.5    No Third Party Beneficiary. . . . . . . . . . . . .
     11.6    Severability. . . . . . . . . . . . . . . . . . . .
     11.7    Expenses. . . . . . . . . . . . . . . . . . . . . .
     11.8    Section Headings. . . . . . . . . . . . . . . . . .
     11.9    Counterparts. . . . . . . . . . . . . . . . . . . .
     11.10   Remedies Cumulative . . . . . . . . . . . . . . . .
     11.11   Applicable Law/Consent to Jurisdiction. . . . . . .
     11.12   Waiver of Jury Trial. . . . . . . . . . . . . . . .
     11.13   Construction. . . . . . . . . . . . . . . . . . . .




















                     EXHIBITS AND SCHEDULES

EXHIBIT A -  Form of Escrow Agreement
EXHIBIT B -  Form of Opinion of the Purchaser's Counsel
EXHIBIT C -  Form of Opinion of the Seller's Counsel


SCHEDULE 4.7.1           -    Financial Statements
SCHEDULE 4.8             -    Undisclosed Liabilities
SCHEDULE 4.9             -    Personal Property Liens
SCHEDULE 4.10            -    Real Property
SCHEDULE 4.11            -    Insurance
SCHEDULE 4.12.1          -    Operating Permits; Compliance With
                              Law
SCHEDULE 4.13            -    Litigation
SCHEDULE 4.14            -    List of Accounts
SCHEDULE 4.15            -    List of Personnel
SCHEDULE 4.16            -    Labor Relations
SCHEDULE 4.17            -    Benefit Plans and Agreements
SCHEDULE 4.18            -    Absence of Changes
SCHEDULE 4.19            -    Tax Matters
SCHEDULE 4.20            -    Environmental Matters
SCHEDULE 4.21            -    Intellectual Property
SCHEDULE 4.22            -    Material Contracts
SCHEDULE 4.23            -    Transactions With Affiliates
SCHEDULE 4.24            -    Insurance Coverage Reserves
SCHEDULE 4.25.5          -    Violations by Certain Agents and
                              Brokers
SCHEDULE 6.2             -    Certain Actions Permitted


























                    STOCK PURCHASE AGREEMENT


     This Agreement is made and entered into as of May 18, 1995, by and between The Commerce Insurance Company, a Massachusetts corporation (the "Purchaser"), and Atlantis Plastics, Inc., a
Florida corporation (the "Seller").

                     PRELIMINARY STATEMENTS:

     A. Western Pioneer Insurance Company, a California corporation (the "Company"), is a property and casualty insurer with operations and its principal place of business in Pleasanton, California.

     B. All of the issued and outstanding shares of capital stock of the Company are owned by the Seller.

     C. The Purchaser desires to purchase and the Seller desires to sell all of the outstanding shares of capital stock of the Company on the terms and subject to the conditions set forth in this Agreement.

                           AGREEMENT:

     In consideration of the respective mutual agreements, covenants, representations and warranties herein contained, the parties hereto agree as follows:


                           ARTICLE 1

                           DEFINITIONS

     1.1 DEFINED TERMS. In addition to terms defined elsewhere in this Agreement, the following terms, when utilized in this Agreement and unless the context otherwise requires, shall have the meanings indicated, which meanings shall be equally applicable to both the singular and plural forms of such terms:

     "Adverse Consequences" means liabilities, losses, damages, claims, costs or expenses of every nature, kind and description whatsoever (including, without limitation, court costs and reasonable attorneys' fees and expenses).

     "Affiliate" with respect to any Person means any Person (a "Controlling Person") which, directly or indirectly, through one or more intermediaries, controls the subject Person or any Person which is controlled by or is under common control with a Controlling Person. For the purposes of this definition, "control" (including the correlative terms "controlling", "controlled by" and "under common control with"), with respect to any Person, means possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or by contract or otherwise.

     "Affiliated Group" means any affiliated group within the meaning of Section 1504 of the Code.

     "Agreement" means this Stock Purchase Agreement, together with all exhibits and schedules attached hereto.

     "Authority" means any federal, state or local governmental regulatory agency, commission, bureau or authority.

     "Benefit Plan" means each "employee benefit plan" as set forth in Section 3(3) of the ERISA, and includes, without limitation, Multiemployer Plans, and each employment, compensation, deferred compensation, stock purchase, stock option, consulting, severance, change-in-control, fringe benefit, welfare, insurance, bonus, incentive and other employee or independent contractor benefit plan, agreement, contract, program, policy or arrangement, whether or not subject to ERISA (including any funding mechanism therefor now in effect or required in the future), whether formal or informal, oral or written, legally binding or not, under which any employee or former employee of, or other provider or former provider of services to, the Company or any other organization which is a member of the Controlled Group has any present or future right to benefits or under which the Company or any such member has any liability to fund a present or future benefit.

     "California Department" means the Department of Insurance of the State of California or any entity succeeding to any or all of its functions or authority.

     "Change of Control Application" means the application of the Purchaser with the California Department on Form A (or other appropriate form) seeking approval of the transactions contemplated hereby.

     "Closing" has the meaning set forth in Section 2.5 of this Agreement.

     "Closing Date" means the third business day following the day on which the last to be received of all authorizations, approvals, and consents that are conditions to the consummation of the transactions contemplated hereby have been obtained, or such other date as the Purchaser and the Seller shall agree in writing.

     "Code" means the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

     "Common Stock of the Company" means the Common Stock of the Company, par value $15.00 per share.

     "Company" is defined in the Preliminary Statements to this Agreement.

     "Company Financial Statements" means the GAAP Financial
Statements and the Statutory Financial Statements.

     "Confidential Information" means any data or other information pertaining to the financial condition, results of operations, business or products of the Company, including, without limitation, customer lists, policies, techniques and know-how, and other facts relating to sales, advertising, promotions, financial matters, customers and prospective customers, suppliers and agents (including, without limitation, the Company's independent insurance agents); provided, however, that Confidential Information does not include information (a) ascertainable or obtained from public or published information, (b) received from a third Person not known to the Purchaser to be under an obligation to the Seller, the Company or any of their Representatives to keep such information confidential, (iii) that is or becomes known to the public (other than through a breach of this Agreement), (iv) that was in the Purchaser's possession before disclosure thereof to it in connection with this Agreement, or (v) that was independently developed by the Purchaser or any of its Affiliates.

     "Contributed Amount" is defined in Section 2.3 of this Agreement.

     "Controlled Group" means the Company's controlled group of organizations as determined under Section 414(b), (c), (m) or (o) of the Code, or Section 4001(b) of ERISA.

     "Employees" means all of the Company's officers and employees.

     "Environmental Claim" means any civil, criminal or investigative action, suit, litigation, hearing, communication (written or oral), demand, claim, citation, notice or notice of violation, warning, consent decree, judgment or order by any person or entity alleging, claiming, concerning or finding liability or potential liability (including, without limitation, liability or potential liability for investigatory costs, clean-up costs, governmental response or oversight costs, natural resources damages, property damages, penalties, personal injuries, death or any other damages or costs, including, without limitation, litigation and settlement costs and consultants' and attorneys'
fees) arising out of, based on or resulting from, in whole or in part, (1) the actual or alleged presence, threatened release, release, emission, disposal, storage, treatment, transportation, generation, manufacture or use of any Hazardous Substance at or from any location or (2) circumstances forming the basis of any violation, or alleged violation, of any Environmental Laws or (3) under any Environmental Law.

     "Environmental Law" means the Federal Water Pollution Control Act, the Federal Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, each as amended, and any other Law concerning pollution or protection of the environment, natural resources or human health, including any Law relating to emissions, discharges, releases or threatened releases of any Hazardous Substance into ambient air, surface water, ground water or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of any Hazardous Substance. "Laws" for purposes of the foregoing definition should be deemed to include, without limitation, nuisance, trespass or "toxic tort," so called.

     "Environmental Permit" means any authorization, approval, registration or license or permit relating to the Environmental
Laws.

     "ERISA" means the Employee Retirement Income Security Act of
1974, as amended, and the regulations promulgated thereunder.

     "Escrow Agent" is defined in Section 2.3 of this Agreement.

     "Escrow Agreement" is defined in Section 2.3 of the Agreement and is in the form attached hereto as EXHIBIT A.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     "Financial Statements" means the Company Financial Statements and the Seller's Consolidated Financial Statements.

     "GAAP" means generally accepted accounting principles as in effect in the United States from time to time.

     "GAAP Financial Statements" is defined in Section 4.7.1 of this Agreement.

     "Hazardous Substance" means any chemical, pollutant, contaminant, waste (including, without limitation, toxic, hazardous, infectious, sanitary, solid, radioactive and petroleum waste), toxic substance, hazardous substance, extremely hazardous substance, hazardous material, radioactive material, oil and petroleum product, as such terms, or any similar terms, are or shall be used under any applicable Environmental Law.

     "HSR Act" means the Hart-Scott-Rodino Antitrust Improvements
Act of 1976, as amended and the rules and regulations promulgated thereunder.

     "Income Tax" means any federal, state, local or foreign tax based on, measured by or with respect to income, net worth or capital, including any interest, penalty or addition thereto.

     "Indemnified Party" is defined in Section 9.2.3 of this Agreement.

     "Indemnifying Party" is defined in Section 9.2.3 of this Agreement.

     "Initial Loss Reserve Claim Quotient" shall be the quotient of the dollar amount of the claims (a) that (i) are outstanding as of the Most Recent Balance Sheet Date and (ii) become outstanding after the Most Recent Balance Sheet Date under policies that are effective as of the Most Recent Balance Sheet Date, which in either case are settled and closed as of the Initial Loss Reserve Indemnification Date, divided by (b) the Loss Reserves as of the Most Recent Balance Sheet Date.

     "Initial Loss Reserve Indemnification Date" shall be the last day of that fiscal quarter which is closest to the second anniversary of the Closing Date.

     "Interim GAAP Financial Statements" is defined in Section
4.7.1 of this Agreement.

     "Intellectual Property" is defined in Section 4.21 of this Agreement.

     "Knowledge" means, (a) when applied to the Seller, the actual knowledge, or knowledge which should have been obtained after reasonable inquiry, of the Seller's executive officers who are familiar with the Company and all of the Company's officers, and,
(b) when applied to the Purchaser, the actual knowledge, or knowledge which should have been obtained after reasonable inquiry, of the Purchaser's executive officers.

     "Law" means any law, statute, rule or regulation, and any judgment or order of any court or Authority.

     "Lien" means any lien, charge, claim, restriction, encumbrance, security interest or pledge of any kind whatsoever.

     "Loss Reserve Indemnification Date" is defined in Section
9.3.3 of this Agreement.

     "Loss Reserve Sum" shall be the sum of (a) the aggregate amount of claim payments and the expenses of settling claims as of the Loss Reserve Indemnification Date with respect to coverages in effect as of the Most Recent Balance Sheet Date and (b) the Loss Reserves as of the Loss Reserve Indemnification Date, and in either case exclusive of any special reinsurance which has been or may be purchased by the Purchaser or the Company with respect to the insurance coverages written by the Company as of the Most Recent Balance Sheet Date.

     "Loss Reserves" shall mean the liabilities established by the Company to reflect the estimated cost of claims payments and the related expenses that the Company ultimately will be required to pay in respect of insurance coverages it has written as of the Most Recent Balance Sheet Date, which include amounts established for losses and for the expenses of settling claims, such as legal and other fees and the portion of general expenses allocated to claim settlement costs.

     "Management Agreement" means the Management Agreement, dated as of October 1, 1985, between the Company and the Seller.

     "Material Adverse Effect" means an event, occurrence or circumstance (other than a macroeconomic change in the U.S. economy) which (a) has had, or is reasonably likely to have, a material adverse effect on the assets, condition, results of operations or business of the Company as represented herein, or (b) would materially impair the Company's ability to perform its obligations under this Agreement. Without limiting the generality of the immediately preceding sentence, solely for purposes of determining whether the condition set forth in Section 7.2.1 of this Agreement has been, or likely will be, satisfied, an event, occurrence or circumstance will be deemed to have a Material Adverse Effect if, had such event, occurrence or circumstance taken place as of January 1, 1994, the effect, individually or in the aggregate, on the 1994 GAAP Financial Statements would have been to decrease the Company's net income by more than five percent. The Purchaser and the Seller further agree that for purposes of assessing the impact of the failure of any financial statement referenced in Section 4.7 of this Agreement to be true and correct, all failures with respect to any line item of a financial statement referred to therein shall be aggregated and considered one individual item.

     "Material Contract" means any agreement, contract or commitment, whether written or oral, which involves or may involve payments or receipts of more than $10,000 in any single year or $50,000 in the aggregate or which cannot be terminated without liability to the Company upon less than 30 days' written notice.

     "Most Recent Balance Sheet" is defined in Section 4.7.1 of this Agreement.

     "Most Recent Balance Sheet Date" is March 31, 1995.

     "Multiemployer Plan" has the meaning set forth in ERISA
Section 3(37) or Section 4001(a)(3).

     "Net Intercompany Amount" means the aggregate net payable to, or receivable from, the Seller (including its Affiliates) by the Company, whether arising under the Management Agreement or Tax
Allocation Agreement as currently in effect.

     "Net Purchase Price" is defined in Section 2.2 of this Agreement.

     "1994 GAAP Financial Statements" is defined in Section 4.7.1 of this Agreement.

     "Oakland Site Purchase Price" shall be (a) $639,000 if the Oakland Site is transferred to the Seller pursuant to Section 6.2.3 of the Agreement, or (b) $639,000 less the amount received by the Company from a third party if the Oakland Site is transferred to a third party pursuant to Section 6.2.3 of this Agreement.

     "Operating Permits" means all licenses, permits, orders, approvals, registrations, authorizations, qualification filings with all Authorities and all industry or non-governmental self-regulatory organizations required in connection with the operation of the business of the Company as presently conducted, and includes, without limitation, those licenses of the Company to transact insurance and reinsurance in the State of California.

     "Opinion of the Purchaser's Counsel" means the opinion of Nutter, McClennen & Fish, counsel to the Purchaser, dated as of the Closing Date, addressed to the Seller and in the form of EXHIBIT B hereto.

     "Opinion of the Seller's Counsel" means the opinion of Greenberg Trauig Hoffman Lipoff Rosen & Quentel, P.A., counsel to the Seller, dated as of the Closing Date, addressed to the Purchaser and in the form of Exhibit C hereto.

     "Other Taxes" means all Taxes other than Income Taxes.

     "Person" means any natural person, corporation, limited liability company, unincorporated organization, partnership, limited partnership, limited liability partnership, association, joint-stock company, joint venture, trust or government, or any agency or political subdivision of any government.

     "Pre-Closing Tax Period" means any tax period (including partial periods) that ends on or prior to the Closing Date, including, without limitation, any short taxable year required under Treasury Regulations Section 1.1502-76.

     "Purchase Price" is defined in Section 2.2 of this Agreement.

     "Purchaser" is defined in the preamble of this Agreement.

     "Representative" means, with respect to any Person, such Person's officers, directors, partners, employees, agents, attorneys, accountants, lenders or prospective lenders, Affiliates and other representatives.

     "Requisite Regulatory Approvals" is defined in Section 7.1.1 of this Agreement.

     "Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto.

     "Scheduled Contracts" means all agreements and instruments listed on SCHEDULE 4.22 of this Agreement.

     "SEC" means the Securities and Exchange Commission or any entity succeeding to any or all of its functions or authority.

     "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

     "Securities Restrictions" means restrictions imposed upon the transfer of securities by applicable federal and state securities
Laws.

     "Seller" is defined in the preamble of this Agreement.

     "Seller's Consolidated Financial Statements" is defined in
Section 5.8 of this Agreement.

     "Shares" means all of the issued and outstanding shares of Common Stock of the Company.

     "Statutory Financial Statements" is defined in Section 4.7.2 of this Agreement.

     "Tax" and "Taxes" means one of and all, respectively, federal, state, local and foreign taxes (including, without limitation, income or profits taxes, premium taxes, excise taxes, sales taxes, use taxes, gross receipts taxes, franchise taxes, ad valorem taxes, severance taxes, capital levy taxes, transfer taxes, employment and payroll-related taxes, property taxes, business license taxes, occupation taxes, import duties and other governmental charges and assessments), of any kind whatsoever, including interest, additions to tax and penalties with respect thereto.

     "Tax Allocation Agreement" means the Tax Allocation Agreement dated as of March 1, 1984, between the Company and the Seller.

     "Tax Assessment" is defined in Section 8.3.3 of this Agreement.

     "Tax Notice" is defined in Section 8.3.3 of this Agreement.

     "Third Party Claim" is defined in Section 9.2.3 of this Agreement.

     1.2     OTHER DEFINITIONAL PROVISIONS

             1.2.1 Unless otherwise defined herein, all terms defined in this Agreement shall have the defined meanings when used in any certificate, report or other documents made or delivered pursuant hereto.

             1.2.2  The words "hereof", "herein", "hereunder" and
"hereto" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement.




                            ARTICLE 2

                     PURCHASE PRICE; CLOSING

     2.1 SALE AND PURCHASE OF CAPITAL STOCK. On the Closing Date, the Seller shall sell, transfer, convey and deliver to the Purchaser, and the Purchaser shall purchase and accept delivery of, all of the Shares of Common Stock of the Company for the Purchase Price specified in Section 2.2 hereof. In order to effectuate the purchase and sale of all Shares, the Seller shall deliver to the Purchaser upon such purchase and sale all of the certificates evidencing such Shares, registered in the Seller's name, endorsed to the Purchaser or with appropriate stock powers separate from the certificates and endorsed to the Purchaser, in each case in a manner satisfactory to the Purchaser's counsel.

     2.2 PURCHASE PRICE. The aggregate purchase price (the "Purchase Price") to be paid by the Purchaser in exchange for the Shares shall be $12,000,000. At the Closing, the Purchase Price shall be adjusted (as adjusted, the "Net Purchase Price") by (a) deducting from it the Oakland Site Purchase Price and (b) either
(i) deducting from it the Net Intercompany Amount as of the Closing Date if such amount represents an aggregate net receivable from the Seller or (ii) adding to it the Net Intercompany Amount as of the Closing Date if such amount represents an aggregate net payable to the Seller.

     2.3 DEPOSIT WITH THE ESCROW AGENT. As of the execution and delivery of this Agreement, the Purchaser has deposited with Nutter, McClennen & Fish in its capacity as escrow agent (the "Escrow Agent") pursuant to the terms of the Escrow Agreement of even date herewith (the "Escrow Agreement") $1,000,000 (the "Contributed Amount").

     2.4 PAYMENT OF PURCHASE PRICE. The Net Purchase Price shall be payable to the Seller at the Closing by wire transfer of immediately available funds to an account or accounts designated by the Seller in writing. The Net Purchase Price shall be composed of
(a) the Contributed Amount from the Escrow Agent and (b) an amount from the Purchaser equal to the Net Purchase Price less the Contributed Amount.

     2.5 CLOSING. Subject to the fulfillment or waiver of the conditions precedent set forth in Article 7 hereof, the closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Nutter, McClennen & Fish in Boston, Massachusetts, at 10:00 a.m. (local time) on the Closing Date. Except as otherwise provided herein, all proceedings to be taken and all documents to be executed at the Closing shall be deemed to have been taken, delivered and executed simultaneously, and no proceeding shall be deemed taken nor documents deemed executed or delivered until all have been taken, delivered and executed.


                            ARTICLE 3

         REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     In order to induce the Seller to enter into this Agreement and to consummate the transactions contemplated hereby, the Purchaser hereby represents and warrants to the Seller as follows:

     3.1 ORGANIZATION AND STANDING. The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of The Commonwealth of Massachusetts. The Purchaser has all requisite corporate right, power and authority to enter into this Agreement and the Escrow Agreement and to consummate the transactions contemplated hereby and thereby. Copies of the Articles of Organization and Bylaws of the Purchaser and all amendments thereto as of the date of this Agreement have been delivered to the Seller and are complete and correct.

     3.2 AUTHORIZATION OF AGREEMENT. The execution, delivery and performance of each of this Agreement and the Escrow Agreement by the Purchaser and the consummation by it of the transactions contemplated hereby or thereby have been duly and validly authorized by all requisite corporate action. Each of the Agreement and the Escrow Agreement has been duly and validly executed and delivered and constitutes the legal, valid and binding obligation of the Purchaser, enforceable against the Purchaser in accordance with its terms, except as such enforceability may be limited by bankruptcy, moratorium, fraudulent conveyance and other similar laws affecting creditors' rights generally and by general principles of equity.

     3.3 NO VIOLATION OR CONFLICT. Neither the execution and delivery of this Agreement or the Escrow Agreement by the Purchaser nor the consummation by it of the transactions contemplated hereby or thereby, nor compliance by the Purchaser with the provisions hereof or thereof, will (a) violate any term or provision of the Purchaser's Articles of Organization or Bylaws, or (b) assuming that the Requisite Regulatory Approvals are duly obtained, (i) violate any Law or any writ, order or decree of any court or Authority which is applicable to the Purchaser or any of its respective properties or assets, or (ii) violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default, breach or violation (or an event which, with notice or lapse of time or both, would constitute a default, breach or violation) under, result in the termination of or right of termination or cancellation under, accelerate the performance required by, or result in the creation of any Lien upon any of the respective properties or assets of the Purchaser under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust, license, agreement or other instrument or obligation to which the Purchaser is a party, or by which it or any of its respective properties or assets may be bound or affected, except (in the case of clause (ii) above) for such violations, conflicts, breaches or defaults which, either individually or in the aggregate, will not have or be reasonably likely to have a material adverse effect on the Purchaser.

     3.4 CONSENT OR APPROVAL OF AUTHORITIES. Except for (a) the approval of the California Department and related filing requirements, (b) any required notification to or consent by the California Board of Equalization, and (c) the requisite notice and filing by the Purchaser or an affiliate of the Purchaser under the HSR Act, no consent, approval or authorization of, or registration, qualification, designation, declaration or filing with, any Authority is required in connection with the execution, delivery of performance by the Purchaser of this Agreement or any other agreement, instrument or document contemplated hereby or thereby or the consummation by the Purchaser of the transactions contemplated hereby or thereby. To the knowledge of the Purchaser, there is no reasonable basis to believe that all Requisite Regulatory Approvals will not be obtained by September 30, 1995 without the imposition of any condition or requirement of the type referred to in Section 7.1.1.

     3.5 LITIGATION. There are no actions, suits, claims or proceedings pending or, to the knowledge of the Purchaser, threatened against or involving the Purchaser, or any of its assets or properties, or any of its officers and directors (in their capacities as such), before any court or arbitration tribunal or by or before any Authority that question the validity of this Agreement or seek to prohibit, enjoin or otherwise challenge the consummation of the transactions contemplated hereby. There are no outstanding orders, judgments, injunctions, stipulations, awards or decrees of any Authority, court or arbitration tribunal against the Purchaser, or any of its assets or properties, officers or directors (in their capacities as such), which reasonably could be expected to prohibit or enjoin the consummation of the transactions contemplated hereby.

     3.6 BROKERS. The Purchaser has not employed any broker or finder and has not incurred and will not incur any broker's, finder's or similar fees, commissions or expenses payable by the Purchaser in connection with the transactions contemplated by this Agreement.

     3.7 INVESTMENT. The Purchaser acknowledges that the Shares have not been registered under the Securities Act or under the securities laws of any state or other jurisdiction. The Purchaser is acquiring the Shares solely for the Purchaser's own account and not with a view to, or for resale in connection with, any distribution prohibited by the Securities Act or the securities laws of any applicable state or other jurisdiction. The Purchaser agrees not to resell or offer to resell the Shares except in compliance with the Securities Act and other applicable securities laws. The Purchaser acknowledges that it has been afforded the opportunity to ask questions of, and to receive answers from, the Seller and persons acting on behalf of the Seller concerning the Shares, the Company and the matters contemplated by this Agreement. Nothing in this Section 3.7, however, shall vitiate the representations and warranties set forth in Articles 4 and 5 of this Agreement.

     3.8 NO RELIANCE ON PROJECTIONS. The Purchaser acknowledges that it is not relying upon any representations regarding financial projections of the business of the Company provided by the Seller, its Representatives or their respective
Affiliates.

     3.9 FINANCIAL CAPACITY. The Purchaser has cash or cash equivalent investments on hand sufficient to satisfy all of its obligations under this Agreement, and the Purchaser will not finance the Purchase Price.

     3.10 NO OTHER REPRESENTATIONS OR WARRANTIES. Except for the representations and warranties contained in this Article 3, neither the Purchaser nor any other Person makes any other express or implied representation or warranty on behalf of the Purchaser, and the Purchaser hereby disclaims any such representation or warranty, whether by the Purchaser or any of its directors, employees, agents or Representatives or any other Person, with respect to the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, notwithstanding the delivery or disclosure to the Seller or any of its officers, directors, employees, agents or Representatives or any other Person of any documentation or other information by the Purchaser or any of its directors, Employees, agents or Representatives or any other Person with respect to any one or more of the foregoing.


                            ARTICLE 4

          REPRESENTATIONS AND WARRANTIES OF THE SELLER
                   WITH RESPECT TO THE COMPANY

     In order to induce the Purchaser to enter into this Agreement, and to consummate the transactions contemplated hereby, the Seller represents and warrants to the Purchaser as follows:

     4.1 ORGANIZATION AND STANDING. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California. The Company is not in default under any provision of its Articles of Incorporation or bylaws.

     4.2 AUTHORITY TO DO BUSINESS. The Company has full corporate power and authority to own or lease its properties and assets and to conduct its business in the manner conducted as of the date of this Agreement, and is duly licensed or qualified to do business as a foreign corporation and is in good standing in each jurisdiction in which the nature of its properties and assets or the conduct of its business requires it to be so licensed or qualified, except where the failure to be in good standing or to be duly licensed or qualified to do business would not have a Material Adverse Effect. Without limiting the scope of the immediately preceding sentence, the Company is duly licensed to transact the following classes of insurance business in the State of California: fire, liability, common carrier, automobile and miscellaneous. The Company is not qualified to transact business, including, without limitation, insurance business, in any state other than the State of California.

     4.3 ARTICLES OF INCORPORATION AND BYLAWS; CORPORATE RECORDS. Copies of the Articles of Incorporation and Bylaws of the Company and all amendments thereto as in effect as of the date of this Agreement have been delivered to the Purchaser and are complete and correct. The corporate minutes and stock records of the Company have been made available to the Purchaser and are complete and correct as of the date of this Agreement, with all necessary signatures, and set forth all meetings and actions taken by the stockholders and Directors, and, to the Seller's Knowledge, all votes of the stockholders or Directors set forth in certificates furnished to anyone at any time since February 29, 1984 and on or before the date of this Agreement.

     4.4 NO SUBSIDIARIES. Except for portfolio investments made in the ordinary course of business, the Company does not own and, since February 29, 1984, has not owned any share of capital stock or other security of, or any other interest in, nor does it control or has it controlled, directly or indirectly, any other Person.

     4.5 CAPITALIZATION. The Company's authorized capital stock consists solely of 100,000 shares of Common Stock of the Company, of which 66,667 shares are issued and outstanding and no shares are treasury shares. All of the issued and outstanding Shares of Common Stock of the Company have been duly authorized and validly issued and are fully paid and nonassessable, with no personal liability attaching to the ownership thereof. None of such Shares was issued in violation of the preemptive rights of any Person or any agreement or Law by which the Company, at the time of issuance, was bound, including, without limitation, any applicable federal and state securities law.

     4.6 RIGHTS; WARRANTS OR OPTIONS; DIVIDENDS. There are no outstanding subscriptions, warrants, calls, options, understandings, commitments or, except for this Agreement, other agreements or rights of any kind to purchase or otherwise receive or be issued, or securities or obligations of any kind convertible into, any shares of capital stock or any other security of the Company. There is no outstanding contract or other agreement of the Seller, the Company or any other person to purchase, redeem or otherwise acquire any outstanding shares of the capital stock of the Company, or securities or obligations of any kind convertible into any shares of the Common Stock of the Company. There are no dividends which have accrued or been declared but are unpaid on the Common Stock of the Company. Neither the Seller nor the Company has any contractual obligation to register under the Securities Act, any shares of the Common Stock of the Company.

     4.7     FINANCIAL STATEMENTS

             4.7.1 The Seller has delivered to the Purchaser copies of the Company's unaudited balance sheet at March 31, 1995 (the "Most Recent Balance Sheet") and the related statements of income, stockholders' equity and cash flow for the three months ended March 31, 1995 (the "Interim GAAP Financial Statements"), and for the year ended December 31, 1994 (the "1994 GAAP Financial Statements"). The foregoing unaudited financial statements (collectively, the "GAAP Financial Statements") (a) are complete and correct in all material respects and have been prepared from the books and records of the Company, (b) present fairly the financial condition of the Company and its results of operations as at and for the respective periods then ended, (c) have been prepared in accordance with GAAP applied on a consistent basis and
(d) except as disclosed in SCHEDULE 4.7.1, comply in all material respects with the published rules and regulations of the SEC; provided, however, that the Interim GAAP Financial Statements are subject to normal year-end adjustments and lack footnotes and other presentation items. The books and records of the Company have been, and are being, maintained in all material respects in accordance with GAAP and reflect only actual transactions.

             4.7.2 The Seller has delivered to the Purchaser copies of (a) the Company's Annual Convention Statement for the year ended December 31, 1994, as filed with the California Department, and (b) the audited statement of admitted assets, liabilities, capital and surplus (statutory basis) of the Company as of December 31, 1994 and 1993 and the related statements of income, changes in capital and surplus and cash flows for the years then ended (collectively, the "Statutory Financial Statements"). The Statutory Financial Statements (x) are complete and correct in all material respects and have been prepared in accordance with statutory accounting principles prescribed or permitted by the regulations of the California Department, which have been applied on a consistent basis and in accordance with such regulations, and
(y) present fairly in all material respects the admitted assets, liabilities, capital and surplus (statutory basis) of the Company and changes in its financial position and its results of operations as at and for the periods then ended.

     4.8 UNDISCLOSED LIABILITIES. Except as and to the extent reflected in the Most Recent Balance Sheet or in SCHEDULE 4.8 hereto, the Company does not have any liabilities, commitments or obligations of any nature, whether absolute, accrued, contingent or otherwise, and whether due or to become due, including, without limitation, liabilities that may become known or arise after the date hereof and which relate to the transactions entered into or any state of facts existing on or before the date of the Most Recent Balance Sheet and which would be required under GAAP to be shown in such balance sheet or referenced in the notes thereto, other than (a) those reflected, reserved against or disclosed in the Company Financial Statements and not heretofore paid or discharged, (b) obligations for borrowed money and guarantees of obligations of third parties not required by GAAP to be reflected, reserved against or disclosed in the Interim GAAP Financial Statements, all of which are set forth on SCHEDULE 4.8 hereto and none of which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, and (c) those incurred in the ordinary course of business consistent with past practice since the date of the Most Recent Balance Sheet.

     4.9     PERSONAL PROPERTY.

             4.9.1 Except for assets disposed of in the ordinary course of business consistent with past practice since the date of the Most Recent Balance Sheet, the Company has good and valid title to all of the (a) tangible personal property and assets which are used in the operation of its business and which it owns or purports to own, and (b) leasehold interests in all leases of tangible personal property which it leases or purports to lease, free and clear of any Liens, other than such Liens or imperfections of title as (i) are reflected, reserved against or otherwise disclosed in the Company Financial Statements, (ii) arise out of Taxes not yet due or payable or being contested in good faith by appropriate proceedings, (iii) are imposed by Law (including, without limitation, mechanics', materialmen's, landlords' warehousemen's and carriers' liens) and are securing obligations incurred in the ordinary course of business which are not past due or are being contested in good faith by appropriate proceedings, (iv) relate to immaterial properties or assets or otherwise could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect, or (v) are set forth on SCHEDULE 4.9 hereto. All fixtures and equipment that are owned or used by the Company and material to its business have been properly maintained and, to the Seller's Knowledge, are in good operating order and repair.

             4.9.2 The Company enjoys peaceful and undisturbed possession under all of such leases of personal property under which it is operating. All of such leases are valid, subsisting and in full force and effect and there are no existing defaults or events which, with the passage of time or the giving of notice, or both, would constitute defaults by the Company or, to the Knowledge of the Seller, by any other party thereto, except for such defaults, if any, which could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

    4.10     REAL PROPERTY.

             4.10.1 The Company does not own, and has not owned at any time since February 29, 1984, beneficially or of record, any real property other than the property described on SCHEDULE 4.10 hereto (the "Oakland Site"). SCHEDULE 4.10 hereto sets forth a list of all real property leased, subleased or otherwise occupied by the Company, indicating the nature of its interest therein. The Company has valid leasehold interests in all leases of real property which it leases or purports to lease, free and clear of any Liens, other than such Liens as (a) are reflected, reserved against or otherwise disclosed in the GAAP Financial Statements,
(b) arise out of Taxes not yet subject to penalties for non-payment or being contested in good faith by appropriate proceedings, (c) are imposed by Law (including, without limitation, mechanics', materialmen's, landlords' warehousemen's and carriers' liens) and are securing obligations incurred in the ordinary course of business which are not past due or are being contested in good faith by appropriate proceedings, (d) relate to immaterial properties or assets or otherwise which could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect, or (e) are set forth on SCHEDULE 4.10 hereto. To the Knowledge of the Seller, there are no pending lawsuits or condemnation, expropriation, eminent domain or similar proceedings affecting all or any portion of any property listed on SCHEDULE
4.10 or the value thereof, and no such lawsuits or proceedings are contemplated.

             4.10.2 The Company enjoys peaceful and undisturbed possession under all of such property leases under which it is operating. Except as set forth on Schedule 4.10, to the Knowledge of the Seller, all of such leases are valid, subsisting and in full force and effect. There are no existing defaults, or events which with the passage of time or the giving of notice, or both, would constitute defaults under any such property lease by the Company or, to the Knowledge of the Seller, by any other party thereto, except for such defaults, if any, which would not have, individually or in the aggregate a Material Adverse Effect. The portions of the buildings that are used by the Company and material to its business have been properly maintained and, to the Seller's Knowledge, are in good operating order and repair.

    4.11 INSURANCE. SCHEDULE 4.11 hereto sets forth a complete and correct list of all insurance policies providing insurance coverage of any nature to the Company. All such policies are in full force and effect, and all premiums due and payable in respect thereof have been paid. The Company has complied in all material respects with the provisions of such policies, and such policies are sufficient for compliance with all requirements of Law and agreements to which the Company is a party, except where the failure to so comply, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect. Since the respective dates of such policies, no notice of cancellation or non-renewal with respect to any such policy has been received by the Company.

    4.12     OPERATING PERMITS/COMPLIANCE WITH LAW.

             4.12.1 The Company possesses all Operating Permits necessary or required under any Law to own or lease and operate its properties and to conduct its business as now conducted, except for incidental Operating Permits that would be readily obtainable without undue burden or expense in the event of any lapse, termination, cancellation or forfeiture or that if not obtained would not have, individually or in the aggregate, a Material Adverse Effect. All such material Operating Permits are in full force and effect and, to the Knowledge of the Seller, except as set forth on SCHEDULE 4.12.1 hereto, no modification, suspension or cancellation of any of them is threatened, and no material Operating Permits will be adversely affected by the consummation of the transactions contemplated by this Agreement. Neither the Seller nor the Company has failed nor is it failing to comply with any applicable Operating Permit, Law or order, where such failure would have a Material Adverse Effect on the Company's business, and there are no proceedings pending or, to the Seller's Knowledge, threatened or contemplated, nor has the Seller or the Company received any notice regarding any such failure. A true and correct list of all Operating Permits is set forth on SCHEDULE 4.12.1.

             4.12.2 The Company is not in violation of any Law, Operating Permit, writ, judgment, decree, injunction or similar order applicable to the Company or any of its assets or properties, except for possible violations which, individually or in the aggregate, reasonably cannot be expected to have a Material Adverse Effect on the Company or the beneficial owner of the Shares. Without limiting the generality of the foregoing and with respect to the Company, its assets, properties, Employees, directors, agents and representatives: (i) each of the Seller and the Company has filed or caused to be filed in a timely manner all reports, statements, documents, registrations, filings or submissions which were required by Law to be filed by it and have paid all fees and assessments due and payable in connection therewith; all such filings complied in all material respects with applicable Laws when filed, and no deficiencies have been asserted with respect to any such filings; (ii) the Seller has delivered or made available to the Purchaser true and correct copies of all reports reflecting the results of financial and market conduct examinations of the affairs of the Company issued by insurance regulatory authorities for each year commencing on or after January 1, 1989 and all deficiencies or violations in such reports for any prior period have been resolved; (iii) the Seller has delivered or made available to the Purchaser the preliminary results or findings of financial examinations of the affairs of the Company that are on-going in nature on or as of the date hereof; and (iv) all outstanding insurance contracts issued or assumed by the Company are, to the extent required under applicable laws, on forms approved by the insurance regulatory authority of the jurisdiction where issued or have been filed with and not objected to by such authority within the period provided for objection. Since January 1, 1992, no Authority has initiated, or to the Knowledge of the Seller, has contemplated the initiation of any proceeding regarding, or investigation into, the business or operation of the Company.

    4.13 LITIGATION. Except as set forth on SCHEDULE 4.13 hereto, there are no actions, suits, claims or proceedings pending (including, without limitation, administrative actions, proceedings or investigations by the California Department) or, to the Knowledge of the Seller, threatened against or involving the Company, or any of its assets or properties, or any of its officers and directors (in their capacities as such), before any court or arbitration tribunal or by or before any Authority. There are no outstanding orders, judgments, injunctions, stipulations, awards or decrees of any Authority, court or arbitration tribunal against the Company, or any of its assets or properties, officers or directors (in their capacities as such), which reasonably could be expected to prohibit or enjoin the consummation of the transactions contemplated hereby. There are no disciplinary proceedings pending before or, to the Knowledge of the Seller, being contemplated by, the California Department and, except as set forth on SCHEDULE 4.13, no orders or directives have been entered against the Company by the California Department.

    4.14 LIST OF ACCOUNTS. SCHEDULE 4.14 hereto contains a list of all bank and securities accounts, and all safe deposit boxes, maintained by the Company and a listing of the persons authorized to draw thereon or make withdrawals therefrom or, in the case of safe deposit boxes, with access thereto.

    4.15     LIST OF PERSONNEL.  SCHEDULE 4.15 hereto sets forth
(a) the name and respective salaries, wages, other compensation, dates of employment, dates and amounts of last salary increase and positions of each officer and director of each of the Company and each other Employee whose total compensation during the year ended December 31, 1994 exceeded $25,000, (b) all wage or salary increases or bonuses received by such persons since December 31, 1994, and any accrual for such increases or bonuses, and (c) all commitments or agreements by the Company to increase the wages or modify the conditions or terms of employment of any of the Employees.

    4.16 LABOR RELATIONS. Except as disclosed on SCHEDULE 4.16, there are no material disputes, employee grievances, or disciplinary actions pending or, to the Knowledge of the Seller, threatened by or between the Seller or the Company and any of the Employees. With respect to the Employees, the Company has complied in all respects with all provisions of all Laws relating to the employment of labor and has no liability for any arrears of wages or taxes or penalties for failure to comply with any such Law or for any severance or termination payments of any type except where such failure would not have a Material Adverse Effect or impose personal liability on any of the Company's officers or directors or the holder of the Shares. No election or proceedings relating to the Company's labor relations with the Employees is pending or, to the Seller's Knowledge, contemplated. With respect to the Employees, the Company has had no union activity or any material labor trouble of any kind, nature or description at any time since February 29, 1984. All true and correct copies of all personnel policies and manuals of the Seller and the Company as they relate to the Employees have been provided to the Purchaser. No Employee or any consultant of the Seller or the Company shall have the right to receive from the Company or the Purchaser a severance payment or other payment in the nature thereof in the event his or her employment is terminated by the Company or the Purchaser after the Closing Date, whether such right arises as a matter of contract, past policy or understanding, by operation of law, or otherwise.

     4.17 BENEFIT PLANS AND AGREEMENTS. A true and complete list of all Benefit Plans in effect as of the date hereof that either the Seller or the Company maintains or to which it contributes or since February 29, 1984 has contributed for the benefit of the Employees is included in SCHEDULE 4.17 hereto. The Seller has delivered to the Purchaser an accurate and complete copy of each Benefit Plan listed on SCHEDULE 4.17 (or, to the extent any Benefit Plan has not been reduced to writing, an accurate description thereof).

     4.18 ABSENCE OF CHANGES. Since the Most Recent Balance Sheet Date, the business of the Company has been conducted in the ordinary course and substantially consistent with past practices. Except as set forth on SCHEDULE 4.18, and except for such events which, individually or in the aggregate, have not had, or reasonably could not be expected to have, a Material Adverse Effect, since the date of the Most Recent Balance Sheet, there has not been (a) any adverse change in the business, affairs or prospects of the Company or, to the Seller's Knowledge, are any such changes threatened, anticipated or contemplated; (b) any actual or, to the Seller's Knowledge, threatened, anticipated or contemplated damage, destruction, loss, conversion, termination, cancellation, default or taking by eminent domain or other action by Authority which has adversely affected or reasonably could be expected to have an adverse effect on the properties, assets, business, affairs or prospects of the Company; (c) any adverse pending or, to the Seller's Knowledge, threatened, anticipated or contemplated dispute of any kind with any customer, supplier, Employee, landlord, subtenant or licensee of the Company, or any pending or, to the Seller's Knowledge, threatened, anticipated or contemplated occurrence or situation of any kind, nature or description which reasonably could be expected to result in any reduction in the amount, or any change in the terms or conditions, of business with any customer, supplier or source of financing; or
(d) any pending, or to the Seller's Knowledge, threatened, anticipated or contemplated occurrence or situation of any kind, nature or description adversely affecting the properties, assets, business, affairs or prospects of the Company. Since the Most Recent Balance Sheet Date, there has not occurred any of the actions specified in Sections 6.2.1 through 6.2.16 of this Agreement.

    4.19     TAX MATTERS.

             4.19.1 All Income Tax Returns and all material Other Tax Returns required to be filed with respect to the business and assets of the Company have been duly and timely (within any applicable extension periods) filed with the appropriate Authorities in all jurisdictions in which such Returns are required to be filed and all such Returns are complete and correct in all respects. All Taxes (including estimated Taxes) shown to be due and payable on such Returns have been paid.

             4.19.2 The unpaid Taxes of the Company (a) did not as of the date of the Most Recent Balance Sheet, exceed the reserve for Tax liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and tax income) disclosed on the face of the Most Recent Balance Sheet, and
(B) do not exceed that reserve as adjusted for the passage of time through the Closing Date in accordance with the custom of the Company.

             4.19.3 Except as set forth on SCHEDULE 4.19 hereto, there is no claim or assessment pending or, to the Knowledge of the Seller, threatened against the Company for any alleged deficiency in Income Taxes or any material alleged deficiency in Other Taxes.

             4.19.4 Except as set forth on SCHEDULE 4.19 the Company has not (a) filed any consent to the application of Section 341(f) of the Code, (b) executed a waiver or consent extending any statute of limitations for the assessment or collection of any Income Taxes or Other Taxes which remain outstanding, (c) applied for a ruling relative to Income Taxes or Other Taxes, (d) entered into a closing agreement with any Tax Authority, or (e) filed an election under Section 338(g) or 338(h)(10) of the Code or caused or permitted a deemed election under Section 338(e) of the Code.

             4.19.5 Except as set forth on SCHEDULE 4.19 no Income Tax Return or material Other Tax Return of the Company has been audited by any Tax Authority at any time since January 1, 1989.

             4.19.6 Except for the Tax Allocation Agreement, the
Company is not a party to any written agreement providing for the allocation or sharing of Taxes.

             4.19.7 The Company has no liability for the Income
Taxes of any other Person other than the Seller and its subsidiaries under Treasury Regulations Section 1.1502-6 (or any similar provision of state, foreign or local Law).

             4.19.8 The Company has not been a member of an Affiliated Group filing a consolidated federal Income Tax Return other than an Affiliated Group of which the common parent is the Seller.

    4.20     ENVIRONMENTAL MATTERS.

             4.20.1 Except as disclosed on SCHEDULE 4.20 hereto, the Company is not subject to any liability (and has not handled or disposed of any substance, arranged for the disposal of any substance, or owned or operated any property or facility in any manner that could reasonably be expected to form the basis for any future action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand against the Company giving rise to any liability) for damage to the atmosphere or any site, location or body of water (surface or subsurface) or for any other reason under any Environmental Law or with respect to any Environmental Law.

             4.20.2 Except as disclosed on SCHEDULE 4.20, no notice, citation, summons or order has been received by the Company and no complaint has been filed and no penalty has been assessed or, to the Knowledge of the Seller, threatened by any Authority or third party with respect to (a) any alleged violation by the Company of any Environmental Law, (b) any alleged failure by the Company to have any Environmental Permit required under any Environmental Law in connection with its business or (c) any other Environmental Claim to which the Company or any of its assets is, or reasonably could be expected to be, subject.

             4.20.3 Except as disclosed on SCHEDULE 4.20, to the Knowledge of the Seller the Company has not transported any substance or arranged for the transportation of any substance to any location which is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or on any comparable list maintained by any state environmental authority.

            4.20.4 The Seller has delivered all environmental inspection reports ("Environmental Reports") in its possession or in the possession of its counsel or consultants prepared by any person or entity concerning compliance with, or actual or potential liability under, applicable Environmental Law with respect to the Company's business, operations, assets or properties or any property contiguous thereto, including without limitation the Oakland Site.

     4.21 INTELLECTUAL PROPERTY. SCHEDULE 4.21 hereto sets forth a list of all domestic and foreign patents, trademarks, trade names, service marks and copyrights (or pending registrations and applications therefor) owned or used under license by the Company and of each material invention, formula, method and process used under license by it (the "Intellectual Property"), and no royalties, honorariums or fees are payable by the Company to any person by reason of the ownership or use of the Intellectual Property. SCHEDULE 4.21 indicates each item of Intellectual Property which the Company licenses or sublicenses to others. Except as set forth on SCHEDULE 4.21, (a) no claims have been asserted by any Person in connection with the use by the Company of any Intellectual Property, (b) to the Knowledge of the Seller, no Person is infringing upon any of the rights of the Company with respect to the Intellectual Property, and (c) to the Knowledge of the Seller, the Company's use of the Intellectual Property does not infringe upon the rights of any Person.

    4.22     MATERIAL CONTRACTS.

             4.22.1 SCHEDULE 4.22 hereto sets forth a list of all Material Contracts to which the Company is a party. The Seller has delivered to the Purchaser true and correct copies of each document and a written description, accurate in all material respects, of each oral arrangement so listed. Without limiting the generality of the foregoing, SCHEDULE 4.22 includes all agreements and instruments of the following types to which the Company is a party or an intended beneficiary irrespective of whether such agreements and instruments otherwise would be within the scope of the definition of Material Contracts:

            i. Pension, retirement, deferred compensation, death benefit, profit sharing, bonus or other employee incentive, fringe benefit, stock purchase, stock option, hospitalization and insurance plans and arrangements (and grant certificates and other documents issued thereunder) including, without limitation, stock appreciation, phantom stock or similar rights, and vacation pay, severance pay and other similar benefit arrangements for officers, employees or agents, together with a list of all pensioned Employees or obligations to provide any pensions hereafter other than pursuant to the plans hereinbefore in this item described;

           ii. Employment contracts and agreements, management agreements, consulting agreements, agreements providing for termination or severance benefits, non-competition agreements, non-disclosure agreements, contracts for professional or personal services (other than those contracts terminable at will and subject to the imposition of liability), contracts with other persons engaged in sales or distributing activities, agency and brokerage contracts and brokerage agreements, and advertising contracts;

          iii.      To the extent not included in Schedules 4.15,
                    4.17 and 4.23, agreements, understandings and arrangements of any kind with any officer, director, employee, stockholder or agent of the Company relating to present or future compensation or other benefits available to such person or otherwise;

           iv. Indentures, loan agreements, notes, security agreements, guarantees, mortgages, conditional sales contracts, leases of real or personal property, contracts for the purchase or sale of real or personal property, and agreements for financing;

            v.      All technical assistance, know how or
                    engineering consulting agreements and employee agreements regarding inventions and copyrights to which the Company is a party or beneficiary;

           vi. All effective Powers of Attorney granted by the Company to any Person;

          vii.      All agreements, contracts or other
                    arrangements to which the Company is a
                    guarantor, surety or endorser;

         viii. Any contract, agreement, commitment, arrangement or understanding limiting the freedom of the Company from competing in any line of business or with any person or entity or from soliciting any person to become an Employee;

           ix. Any partnership, joint venture or profit-sharing contract with any person that cannot be terminated, as of right and without penalty, on 180-days' notice or less;

            x. Any lease or sublease of real property used in the conduct of the Company's business, operations or affairs, and any other lease, sublease or rental or use contract providing for annual rental payments in excess of $25,000;

           xi. Contracts relating to the future disposition or acquisition of any investment in any Person or of any interest in any business enterprise, and any contract requiring the Company to purchase any security other than notes or other debt securities having a maturity date less than 90 days from the date of purchase;

          xii. Contracts and arrangements that cannot be terminated, as of right and without penalty, on less than 90-days' notice between (i) the Company and (ii) any Company Related Person (for the purposes hereof "Company Related Person" shall mean (A) the Seller or any director or executive officer of the Company,
                    (B) any spouse or immediate family member of any such director or officer, and (C) any corporation or other entity (other than the Seller and its subsidiaries) of which any of the aforementioned persons is an officer, director or partner or is, directly or indirectly, the beneficial owner of at least 5% of the ownership interest of such entity);

         xiii.      Reinsurance or other similar contracts,
                    whether ceded or assumed; and

          xiv. All contracts, agreements, instruments, arrangements or understandings, other than insurance contracts, or which have not been included in items i through xiii above, involving payment by or to the Company of more than $50,000 or not terminable immediately without penalty or otherwise materially affecting the assets, financial condition, properties or business of the Company.

             4.22.2 Except as set forth in SCHEDULE 4.22, all Scheduled Contracts are valid and binding and in full force and effect, and there are no defaults thereunder or events which with notice or the passage of time would constitute a default by the Company or, to the Knowledge of the Seller, by any other party thereto, except for such defaults and events as to which requisite waivers or consents have been obtained or other defaults or failures to be valid and binding which could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

     4.23 TRANSACTIONS WITH AFFILIATES. All transactions heretofore between the Company and the Affiliates of the Seller have been conducted on terms no different than would be obtained if the transaction had been between the Company and an unrelated party. As of the Most Recent Balance Sheet Date, the Net Intercompany Amount, which represented to the Company an aggregate net receivable from the Seller, was $847,231 and was composed of
(a) alternative minimum tax carry-forwards in the aggregate amount of $422,724 and (b) intercompany receivables in the aggregate amount of $424,507. Except as set forth on SCHEDULE 4.23, since the date of the Most Recent Balance Sheet, (w) the Company has not entered into any Material Contract or engaged in any other transaction with the Seller or any Affiliate of the Seller, (x) no Affiliate of the Seller has any interest in any property, real or personal, tangible or intangible, used in or pertaining to the business of the Company, (y) neither the Seller nor any of its Affiliates nor any Employee or director of the Company is indebted to the Company, and (z) the Company is not indebted to the Seller or any of its Affiliates.

     4.24    INSURANCE COVERAGE RESERVES.

             4.24.1 The aggregate reserves and other amounts of liabilities or obligations of the Company (including, without limitation, reserves established as an allowance for uncollectible amounts under any reinsurance, coinsurance or similar contract) as established or reflected on the books and records of the Company as of the Most Recent Balance Sheet Date (a)(i) were determined in accordance with generally accepted actuarial standards consistently applied, except as set forth in SCHEDULE 4.24, (ii) are fairly stated in accordance with sound actuarial principles, and (iii) are based on actuarial assumptions that are in accordance with those specified in the related insurance contracts, (b) meet the requirements of the insurance laws of the applicable jurisdiction and (c) are adequate to cover the total amount of all matured and unmatured liabilities and obligations of the Company under all outstanding insurance contracts pursuant to which the Company has any liability (whether absolute, accrued, contingent or otherwise) or obligation, including without limitation any incurred but not reported claim and any liability or obligation arising as a result of any reinsurance, coinsurance or other similar contract.

             4.24.2 The Company owns assets that qualify as reserve assets to the extent required by applicable insurance laws.

             4.24.3 Except as set forth in SCHEDULE 4.24, the Company has made no material change in its insurance reserving practices since December 31, 1993.

     4.25    INSURANCE ISSUED BY THE COMPANY.

             4.25.1 Since March 31, 1990 and except as set forth in the Company's rate filings with the California Department, true and complete copies of which have been made available to the Purchaser, no insurance product or program of the Company has been amended in any material respect or made available to the public for the first time.

             4.25.2 All insurance contract obligations incurred by the Company have been paid (or provision for payment has been made therefor) in accordance with the terms of the contracts under which they arose, except for such obligations for which the Company, in accordance with industry custom and practice, reasonably believes there is a reasonable basis to contest payment.

             4.25.3 No outstanding insurance contract which would entitle the holder thereof or any other person to receive dividends, distributions or other benefits based on the revenues or earnings of the Company has been issued or assumed by the Company.

             4.25.4 The underwriting standards utilized and ratings applied by the Company with respect to insurance contracts outstanding as of the date hereof conform to industry accepted practices (or otherwise are reasonable where no such industry accepted practices exist) and, with respect to any such contract reinsured in whole or in part, conform to the standards and ratings required pursuant to the terms of the related reinsurance, coinsurance or other similar contracts.

             4.25.5 Since March 31, 1990, to the Knowledge of the Seller, each insurance agent or broker appointed by the Company, at the time such agent or broker wrote, sold or produced business for the Company, was duly appointed and, to the Seller's Knowledge, duly licensed, as an insurance agent or broker (for the type of business written, sold or produced by such insurance agent or broker) in the particular jurisdiction in which such agent or broker wrote, sold or produced such business for the Company; and except as set forth in SCHEDULE 4.25.5, to the Seller's Knowledge, no such insurance agent or broker violated (or with or without notice or lapse of time or both would have violated) any term or provision of any Law or any writ, judgment, decree, injunction or similar order applicable to the writing, sale or production of business for the Company. SCHEDULE 4.25.5 also sets forth a list of the agents and brokers of the Company who wrote, sold or produced business for the Company as of the Most Recent Balance Sheet Date, and corresponding to the name of each such agent or broker is the aggregate amount of premium written by such agent or broker on behalf of the Company from June 1, 1994 through the Most Recent Balance Sheet Date and the commission rate applicable to the premiums written by such agents and brokers.

             4.25.6 The Company has entered into, and complied with all the terms of, a consent agreement with the California Department pursuant to California Insurance Code Article 10, Sections 1861.01 through 1861.16 (Proposition 103), including payment of all refunds due and making all required rate and form filings. No further payments are required under such consent agreement with the California Department.

             4.25.7 All of the Company's rates, rate filings, class, class or rating plans, and forms that have been or currently are filed, charged or used by the Company have been finally approved by the California Department.

     4.26 THREATS OF CANCELLATION. Since December 31, 1992, no policyholder, group of policyholder affiliates, or persons writing, selling or producing insurance business, which individually or in the aggregate, accounted for 10% or more of the premium income of the Company for the year ended December 31, 1994, has terminated or, to the Knowledge of the Seller, contemplated the termination of its relationship with the Company.

     4.27 REINSURANCE CONTRACTS. All amounts (including without limitation amounts based on paid and unpaid losses) recoverable under reinsurance, coinsurance or other similar contracts to which the Company is a party are fully collectible in the ordinary course, net of established reserves therefor. All reinsurance treaties and arrangements to which the Company is a party are in full force and effect and no party thereto is in violation of or in default in the performance, observance or fulfillment of any obligation, agreement, covenant or condition contained therein; neither the Seller nor the Company has received any notice from any of the other parties to such treaties, contracts or agreements that such other party intends not to perform such treaty, contract or agreement and, to the Knowledge of the Seller, neither the Seller nor the Company has a reason to believe that any of the other parties to such treaties, contracts or arrangements will be unable to perform such treaty, contract or arrangement except to the extent adequately and properly reserved for in the financial statements of the Company.

     4.28    BEST RATING.  The Company was rated "A" by A.M. Best
Company, Inc. as of December 31, 1993, and it has not been given notice from such rating agency of any threatened or prospective downgrading in such rating.

     4.29 ABSENCE OF IMPROPER PAYMENTS. Since February 29, 1984, neither the Company nor the Seller or any of its Affiliates on behalf of the Company: (a) has made any contribution, payment or gift of its property to or for the private use of any governmental official, employee or agent where either the payment or the purpose of such contribution, payment or gift is illegal under the laws of the United States, any state thereof or any other jurisdiction (foreign or domestic); (b) has established or maintained any unrecorded fund or asset for any purpose, or has made any false or artificial entries on its books or records for any reason; (c) has made any payment to any person with the intention or understanding that any part of such payment was to be used for any other purpose other than that described in the documents supporting the payment; or (d) has made any contribution, or has reimbursed any political gift or contribution made by any other person, to candidates for public office, whether federal, state or local, where such contribution would be in violation of Law.

     4.30 DISCLOSURE OF ALL MATERIAL MATTERS. No statement of fact set forth in this Agreement (including without limitation all information in the Financial Statements and the other schedules, exhibits, and attachments hereto, taken as a whole) is false or misleading in any material respect, nor does this Agreement (including without limitation all information in the Financial Statements and the other schedules, exhibits, and attachments hereto, taken as a whole) omit to state a material fact necessary in order to make the statements made or information disclosed, in the light of the circumstances under which they were made or disclosed, not misleading.

     4.31 NO OTHER REPRESENTATIONS OR WARRANTIES. Except for the representations and warranties contained in this Article 4 and in Article 5 hereof, neither the Seller nor the Company nor any other Person makes any other express or implied representation or warranty on behalf of the Seller or the Company, and the Seller and the Company hereby disclaim any such representation or warranty, whether by the Seller or the Company or any of their respective officers, directors, employees, agents or Representatives or any other Person, with respect to the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, notwithstanding the delivery or disclosure to the Purchaser or any of its officers, directors, employees, agents or Representatives or any other Person of any documentation or other information by the Seller or the Company or any of their respective officers, directors, employees, agents or representatives or any other person with respect to any one or more of the foregoing.


                            ARTICLE 5

     REPRESENTATIONS AND WARRANTIES OF THE SELLER REGARDING
                    SHARES AND OTHER MATTERS

     In order to induce the Purchaser to enter into this Agreement, and to consummate the transactions contemplated hereby, the Seller represents and warrants to the Purchaser as follows:

     5.1 ORGANIZATION AND STANDING OF THE SELLER. The Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida. The Seller has all requisite corporate right, power and authority to enter into this Agreement and the Escrow Agreement and to consummate the transactions contemplated hereby and thereby. Copies of the Articles of Incorporation and By-Laws of the Seller, as applicable, and all amendments thereto as of the date of this Agreement have been delivered to the Purchaser and are complete and correct.

     5.2 OWNERSHIP OF SHARES. The Seller owns, beneficially and of record, and has the right to transfer to the Purchaser, all of the issued and outstanding shares of Common Stock of the Company as set forth opposite the Seller's name on EXHIBIT A, free and clear of any Liens (except Securities Restrictions). At the Closing, the Seller will transfer and convey, and the Purchaser will acquire, good, valid and marketable title to the Shares, free and clear of all Liens (except Securities Restrictions).

     5.3 AUTHORIZATION OF AGREEMENT. The execution, delivery and performance by the Seller of each of this Agreement and the Escrow Agreement and the consummation by the Seller of the transactions contemplated hereby and thereby have been duly and validly authorized by all requisite corporate action. Each of this Agreement and the Escrow Agreement has been duly and validly executed and delivered by the Seller and constitutes the legal, valid and binding obligations of the Seller, enforceable against the Seller in accordance with its terms, except as such enforceability may be limited by bankruptcy, moratorium, fraudulent conveyance and other similar laws affecting creditors' rights generally and by general principles of equity.

     5.4 NO VIOLATION OR CONFLICT. Neither the execution and delivery of this Agreement or the Escrow Agreement by the Seller nor the consummation by it of the transactions contemplated hereby or thereby, nor compliance by the Seller with the provisions hereof or thereof, will (a) violate any term or provision of the Seller's Articles of Incorporation or By-Laws, or (b) assuming that the Requisite Regulatory Approvals are duly obtained, (i) violate any Law or any writ, order or decree of any court or Authority which is applicable to the Seller or any of its respective properties or assets, or (ii) violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default, breach or violation (or an event which, with notice or lapse of time or both, would constitute a default, breach or violation) under, result in the termination of or right of termination or cancellation under, accelerate the performance required by, or result in the creation of any Lien upon any of the respective properties or assets of the Seller under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust, license, contract, agreement or other instrument or obligation to which the Seller is a party, or by which it or any of its respective properties or assets may be bound or affected, except (in the case of clause (ii) above) for such violations, conflicts, breaches or defaults which, either individually or in the aggregate, will not have or be reasonably likely to have a material adverse effect on the Seller.

     5.5 CONSENT OR APPROVAL OF AUTHORITIES. Except for (a) the approval of the California Department and related filing requirements, (b) any required notification to or consent by the California Board of Equalization, and (c) the requisite notice and filing by the Seller under the HSR Act, no consent, approval or authorization of, or registration, qualification, designation, declaration or filing with, any Authority is required in connection with the execution, delivery of performance by the Seller of this Agreement, or any other agreement, instrument or document contemplated hereby or the consummation by the Seller of the transactions contemplated hereby or thereby. To the knowledge of the Seller, there is no reasonable basis to believe that all Requisite Regulatory Approvals will not be obtained by September 30, 1995 without the imposition of any condition of the type referred to in Section 7.1.1.

     5.6 AGREEMENTS WITH AUTHORITIES. Neither the Seller nor any of its Affiliates is subject to or the recipient of any of the following (each a "Regulatory Agreement"): a cease-and-desist or other order issued by, a written agreement, consent agreement or memorandum of understanding with, a commitment letter or similar undertaking to, an order or directive by, or an extraordinary supervisory letter from, or a board of director resolution adopted at the request of any Authority that restricts the conduct of the business of the Company or of any direct or indirect beneficial owner of the Shares or that, in any other manner, relates to the Company's capital adequacy, its underwriting or investment policies, its management, or its business. To the Knowledge of the Seller, no Authority is considering issuing or requesting any Regulatory Agreement.

     5.7 LITIGATION. There are no actions, suits, claims or proceedings pending or, to the Knowledge of the Seller, threatened against or involving the Seller, or any of the Seller's assets or properties, officers and directors, before any court or arbitration tribunal or by or before any Authority that question the validity of this Agreement or seek to prohibit, enjoin or otherwise challenge the consummation of the transactions contemplated hereby. There are no outstanding orders, judgments, injunctions, stipulations, awards or decrees of any Authority, court or arbitration tribunal against the Seller or any of the Seller's assets or properties, officers or directors, which reasonably could be expected to prohibit or enjoin the consummation of the transactions contemplated hereby.

     5.8 FINANCIAL STATEMENTS. The Seller has delivered to the Purchaser copies of the Seller's audited consolidated balance sheet and the related statements of income, stockholders' equity and cash flow (with unaudited consolidating information) for the year ended December 31, 1994 (the "Seller's Consolidated Financial Statements"). The Seller's Consolidated Financial Statements (a) are complete and correct in all material respects and have been prepared in accordance with the books and records of the Seller and its subsidiaries, (b) present fairly the financial condition of the Seller and its subsidiaries and their results of operations and cash flows as at and for the periods ended on the dates thereof, and (c) have been prepared in accordance with GAAP applied on a consistent basis.

     5.9 BROKERS. Neither the Seller nor the Company has employed any broker or finder other than Philo Smith & Co., Inc. or has incurred or will incur any broker's, finder's or similar fees, commissions or expenses payable by the Seller or the Company in connection with the transactions contemplated by this Agreement except for fees, if any, payable to Philo Smith & Co., Inc. Any fee payable to Philo Smith & Co., Inc. shall be paid by the Seller.


                            ARTICLE 6

                      PRE-CLOSING COVENANTS

     6.1 CONDUCT OF BUSINESS. During the period from the date hereof to the Closing Date, the Seller shall, unless the Purchaser shall otherwise consent in writing (which consent shall not be unreasonably withheld or delayed), cause the Company to continue to conduct its business affairs in the usual and ordinary course of business and in substantially the same manner as previously conducted (except as required by applicable Law) and to maintain or cause to be maintained in full force and effect, all of the Company's Operating Permits.

     6.2 PRE-CLOSING ACTIVITIES. Except as otherwise permitted or required by this Agreement or as set forth on SCHEDULE 6.2 hereto, prior to the Closing Date, the Seller shall not unless the Purchaser shall otherwise consent in writing (which consent shall not be unreasonably withheld or delayed), take any action to cause the Company, and shall not permit the Company, to:

             6.2.1 Create, incur or assume any indebtedness for borrowed money, except for trade credit incurred in the ordinary course of business, or incur, assume or become subject to, whether directly or indirectly, by way of guaranty or otherwise, any obligation or liability (whether absolute, accrued, contingent or otherwise and whether due or to become due) other than obligations or liabilities incurred in the ordinary course of business; or

             6.2.2 Fail to discharge or satisfy any Lien or pay or satisfy any obligation or liability (whether absolute, accrued, contingent or otherwise) arising from its operations when the same shall become due and payable; or

             6.2.3 Sell, lease, assign, transfer or otherwise dispose of any material property or asset, except for (a) investment portfolio transactions in the ordinary course of business, and (b) sales of assets having a gross book value not in excess of $10,000 individually or $50,000 in the aggregate; provided, however, that notwithstanding this Section 6.2.3, title in fee simple to the Oakland Site shall be transferred either (x) by quit-claim deed immediately prior to the Closing from the Company to the Seller for a purchase price in the amount of the Oakland Site Purchase Price, which shall be settled in accordance with Section 2.2 of this Agreement, and such transfer shall be on an "AS IS WHERE IS" basis, with no representations or indemnifications of any kind or nature to be made by the Company in connection with such transfer, and in addition, all leases and other agreements relating to the Oakland Site shall be assigned to and assumed by the Seller in connection with such transfer, pursuant to assignment and assumption agreements in form and substance reasonably acceptable to the Purchaser or (y) to any third party unrelated to the Company or the Seller upon such terms and conditions as are reasonably acceptable to the Purchaser, if notwithstanding the foregoing, in the event of any such transfer to any third party, the Seller shall indemnify the Purchaser in accordance with the terms of Section 9.2.1(c); and in any situation involving the transfer of the Oakland Site, all expenses and taxes incurred and paid by the Company in connection with such transfer shall be reimbursed by the Seller.

             6.2.4 Permit or allow any material property or asset to be subjected to any Lien except those Liens permitted under Sections 4.9 and 4.10, or enter into any conditional sale or other title retention agreement with respect to any material property or asset; or

             6.2.5  Declare or pay any dividend or other
distribution on or with respect to any shares of its capital stock or make any direct or indirect redemption, retirement, purchase or other acquisition of any shares of its capital stock; or

             6.2.6 Make any change in its accounting methods or practices;

             6.2.7 Amend its Articles of Incorporation or Bylaws, merge with or into or consolidate with any other Person, subdivide or in any way reclassify any shares of its capital stock or change in any manner the rights of its outstanding capital stock; or

             6.2.8 Create, authorize, issue, sell or deliver any of its capital stock, bonds or other of its securities (whether authorized and unissued or held in treasury) or any instrument convertible into any of them, or grant or otherwise issue any options, warrants or other rights with respect thereto, or split up, combine or reclassify any of its outstanding stock; or

             6.2.9  Merge or consolidate with, or acquire
substantially all of the assets of, any other Person; or

             6.2.10 Make any loan or advance (whether in cash or other property), or make any investment in or capital contribution to, or extend any credit to, any Person, except (a) portfolio investments in the ordinary course of business, (b) short-term investments pursuant to customary cash management policies, and (c) advances made in the ordinary course of business to Employees; or

             6.2.11 Make any payment to the Seller or any affiliate of the Seller (other than payments pursuant to the Management Agreement and Tax Allocation Agreement and reimbursements for expenditures made on behalf of the Company by the Seller or its Affiliates in the ordinary course of business) or forgive any indebtedness due or owing from the Seller or any affiliate of the Seller to the Company; or

             6.2.12 Enter into any agreement with any labor union or association representing any Employee, or make any wage or salary increase or bonus, or increase in any other direct or indirect compensation, for or to any of its officers, directors or Employees; or

             6.2.13 Enter into, amend, terminate or fail to renew any Material Contract except in the ordinary course of business; or

             6.2.14 Make any capital expenditures, capital additions or capital improvements in excess of $50,000 in the aggregate; or

             6.2.15 Restructure or materially change its investment securities portfolio through purchases, sales or otherwise, or the manner in which the portfolio is classified or reported;

             6.2.16 Enter into any agreement or commitment to do any of the foregoing.

     6.3     BEST EFFORTS; FURTHER ASSURANCES.

             6.3.1 The parties shall use their respective best efforts to cause the consummation of the transactions contemplated by this Agreement. The Seller shall cause the Company to use its best efforts to preserve intact its customer relationships and goodwill and to maintain good relations with its agents.

             6.3.2 The Seller shall cause the proper officers and directors of the Seller and the Company, as applicable, to execute whatever minutes of meetings or other instruments and take whatever action as may be necessary or desirable to effect, perfect or confirm of record or otherwise, in the Purchaser, full right, title and interest in and to (i) the Shares and (ii) the business, properties and assets now conducted or owned by the Company, free and clear of all liens, or to collect, realize upon, gain possession of, or otherwise acquire full right, title and interest in and to such business, properties and assets, or to carry out the intent and purposes of the transactions contemplated hereby.

     6.4 ACCESS TO INFORMATION. From the date of this Agreement, the Seller will give the Purchaser and its authorized Representatives and sources of financing full access to the offices and other facilities and to the books and records of the Company, will permit the Purchaser and its authorized Representatives and sources of financing to make such inspections as it and they may require, will permit the Purchaser to interview any independent insurance agent or broker with whom the Company has an agreement, contract, instrument or understanding, and will cause its officers and Representatives (including, without limitation, its firm of independent certified public accountants) to furnish the Purchaser and its authorized Representatives and sources of financing with such financial and operating data and other information with respect to the business, operations, assets and liabilities of the Company and the market potential for their businesses as the Purchaser and its authorized Representatives and sources of financing may from time to time request.

     6.5     CONFIDENTIALITY.

             6.5.1 Unless and until the transactions contemplated hereby have been consummated, the Purchaser shall, and shall ensure that its Representatives shall, hold in strict confidence and not use in any way except in connection with the consummation of the transactions contemplated hereby, all Confidential Information obtained in connection with the transactions contemplated hereby from the Seller or the Company or from any of their respective Representatives, except any such Confidential Information which is required to be disclosed by the Purchaser or its Representatives
(a) in connection with any court action or any proceeding before any Authority, (b) in connection with the enforcement of any of the rights of the Purchaser hereunder, or (c) in connection with securing any consent or approval hereunder; provided, however, that in the case of a disclosure contemplated by clause (b) or (c), above (other than in connection with notices and filings with the California Department), no disclosure shall be made until the Purchaser shall have given notice to the Seller of the intention so to disclose such Confidential Information and shall have given the Seller a reasonable opportunity to contest the need for such disclosure, and the Purchaser shall cooperate with the Seller in connection with any such proceeding. The Purchaser shall cause its Representatives to agree, for the benefit of the Seller, to keep such Confidential Information confidential, and to hold or dispose of such Confidential Information in the manner and to the extent provided herein. The Purchaser shall not use any Confidential Information in competition with the Company in California.

             6.5.2 In the event this Agreement is terminated, the Purchaser and its Representatives shall promptly destroy or, upon the request of the Seller, return to the Seller all Confidential Information furnished by the Seller or the Company or any of their respective Representatives, and any copies or extracts thereof.

     6.6     HSR ACT; CONSENTS AND APPROVALS.

             6.6.1 The Purchaser and the Seller shall each (a) use all reasonable efforts to file within 14 days after the date of this Agreement with the Antitrust Division of the United States Department of Justice and the Federal Trade Commission the pre-merger notifications required by the HSR Act from such party, requesting early termination of the waiting period thereunder, (b) respond promptly to inquiries to such party from such Authorities in connection with such filings, and (c) cooperate fully with one another in the preparation of such filings and responses.

             6.6.2 The Purchaser and the Seller shall take all reasonable steps necessary or appropriate to obtain the approval of the California Department in connection with the transactions contemplated hereby, shall use all reasonable efforts to file within 14 days after the date of this Agreement a Change of Control Application with the California Department and shall provide the Seller with a true and correct copy of the Change of Control Application promptly after filing it with the California Department.

             6.6.3 The Purchaser and the Seller shall each (and the Seller shall cause the Company to) give any notices to, make any filings with, and use their respective best efforts to obtain any other authorizations, consents and approvals of any Authorities required to be obtained by any of them to consummate the transactions contemplated hereby.

             6.6.4 The Seller shall cause the Company to give any notices to third parties, and shall cause the Company to use its best efforts to obtain, any third party consents that the Purchaser may reasonably request in connection with the consummation of the transactions contemplated hereby; provided that neither the Company nor the Seller shall be required to make any payment to any such third party in order to obtain such consent unless the Purchaser agrees to reimburse the Company or the Seller, as the case may be, for any such payment. Nothing in this Agreement shall be construed as an attempt or an agreement by the Company to assign or cause the assignment of any contract or agreement which is by law nonassignable without the consent of the other party or parties thereto, unless such consent shall have been given.

     6.7 ADDITIONAL CONVENTION STATEMENTS. As soon as reasonably practicable after they become available, the Seller shall furnish to the Purchaser copies of the Quarterly Convention Statements of the Company for all interim quarterly periods ending subsequent to December 31, 1994 and prior to the Closing Date. The financial statements included in the Quarterly Convention Statements referred to above will be complete and correct in all material respects, prepared in conformity with statutory accounting principles prescribed or permitted by the California Department applied on a consistent basis and will present the financial position and results of operations of the Company as at such dates and for such periods (subject to normal year-end adjustments), in accordance with such statutory accounting principles applied on a consistent basis, and the schedules thereto, when considered in relation to the basic statutory financial statements, will be complete and correct and present fairly in all material respects the information shown therein.

     6.8 TERMINATION OF MANAGEMENT AGREEMENT AND TAX ALLOCATION AGREEMENT. The Seller and the Company shall, effective for all periods beginning on or after the Closing Date, terminate the Management Agreement and the Tax Allocation Agreement and any related policies between or among the Seller, Affiliates of the Seller and the Company. Except for any amounts receivable from or payable to the Seller under the Management Agreement or the Tax Allocation Agreement as of the Closing Date, no further payments shall be due thereunder. The Net Intercompany Amount as of the Closing Date shall be settled as provided in Section 2.2 of this Agreement.

     6.9 NO SOLICITATION. The Seller shall not, nor shall it permit any of its or the Company's officers, directors, employees or Representatives directly or indirectly to (a) initiate contact with, solicit or encourage any inquiries or proposals by, or (b) enter into any discussion or negotiation with, or disclose directly or indirectly any information concerning the Company's business and properties to, or afford any access to the Company's properties, books and records to, any corporation, partnership, person or other entity or group in connection with any possible proposal regarding a sale of the Common Stock of the Company or a merger, consolidation or sale of all or a substantial portion of the assets, of the Company or any similar transaction.

     6.10 NOTIFICATION OF CERTAIN MATTERS. Each of the parties (the "Notifying Party") shall give prompt notice to the other party of (a) the occurrence or non-occurrence of any event that would be likely to cause any representation or warranty of the Notifying Party contained in this Agreement to be untrue or inaccurate in any material respect at or prior to the Closing Date and (b) any material failure of the Notifying Party to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder; provided, however, that the delivery of any notice pursuant to this Section 6.10 shall not limit or otherwise affect the remedies available hereunder to the party receiving such notice.


                            ARTICLE 7

                      CONDITIONS TO CLOSING

    7.1 CONDITIONS TO EACH PARTY'S OBLIGATIONS. The respective obligations of the Purchaser and the Seller under this Agreement to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment at or prior to the Closing of the following conditions, none of which may be waived:

             7.1.1 APPROVALS. All regulatory approvals required to consummate the transactions contemplated hereby shall have been obtained and shall remain in full force and effect and all statutory waiting periods in respect thereof shall have expired (all such approvals and the expiration of all such waiting periods being referred to herein as the "Requisite Regulatory Approvals") and none of the Requisite Regulatory Approvals shall have imposed any condition or requirement which, in the reasonable opinion of the Purchaser, could reasonably be expected to have such a material adverse effect on the economic or business benefits to the Purchaser of the purchase of Shares considering such benefits as a whole, so as to render inadvisable, in the reasonable opinion of the Purchaser, the consummation of such transaction.

             7.1.2  NO INJUNCTION OR RESTRAINT; ILLEGALITY.
Neither the Purchaser, the Seller nor the Company shall be subject to any order, decree or injunction of any Authority which enjoins or prohibits the consummation of the transactions contemplated by this Agreement nor shall any proceeding by any Authority seeking any such order, decree or injunction be pending. No statute, rule, regulation, order or decree shall have been enacted, entered or promulgated by any Authority which prohibits, restricts or makes illegal the consummation of the transactions contemplated by this Agreement.

     7.2 CONDITIONS TO THE PURCHASER'S OBLIGATIONS. All of the obligations of the Purchaser to consummate the transactions contemplated by this Agreement are subject to the satisfaction at or prior to the Closing of each and every one of the following conditions precedent, any one or more of which may be waived by the
Purchaser:

             7.2.1 Each of the representations and warranties of the Company and the Seller set forth in this Agreement shall be true and correct in all material respects as of the Closing Date as though made on and as of the Closing Date, except for representations and warranties which speak as of an earlier specified date, which need only be true and correct in all material respects as of such date, and except to the extent any representation and warranty is qualified by materiality, such representation and warranty shall be true and correct as of the Closing Date or, if such representation and warranty speaks of an earlier specified date, as of such date.

             7.2.2 The Company and the Seller shall have performed and complied in all material respects with all of the agreements, covenants and obligations required under this Agreement to be performed or complied with by the Company or the Seller prior to or at the Closing.

             7.2.3 The Seller shall have delivered to the Purchaser a certificate, executed by a duly authorized officer of the Seller in his capacity as such, certifying in such detail as the Purchaser may reasonably request, that the conditions specified in Sections 7.1.1 and 7.1.2 (insofar as they are to be performed by the Seller) have been fulfilled.

             7.2.4 No proceeding in which the Seller or the Company shall be a debtor, defendant or party seeking an order for its own relief or reorganization shall have been brought or be pending by or against such Person under any United States or state bankruptcy or insolvency Law.

             7.2.5 From the date of this Agreement there shall have occurred no change in any Law or any proposal to adopt a law that reasonably could be expected to be adopted and if adopted, could reasonably be expected to have, individually or in the aggregate with all such changes, a Material Adverse Effect.

             7.2.6  The Purchaser shall have received:

             i. A certificate issued by the Secretary of State of the State of California, as of a date reasonably acceptable to the Purchaser, as to the legal existence and good standing of the Company in such state;

             ii.    A certificate issued by the California
                    Department, as of a date reasonably acceptable to the Purchaser, that the Company is duly licensed for the classes of business described in Section 4.2 of this Agreement;

             iii. A certificate issued by the Secretary of State of the State of Florida as of a date reasonably acceptable to the Purchaser, as to the legal existence and good standing of the Seller in such state.

             iv. A certificate of the Secretary or an Assistant Secretary of the Company certifying as to (i) the completeness and accuracy of its Articles of Incorporation and Bylaws;

             v. A certificate of the Secretary or an Assistant Secretary of the Seller certifying as to (i) the completeness and accuracy of its Articles of Incorporation and By-Laws, (ii) requisite corporate or other action authorizing the transactions contemplated by this Agreement and (iii) the incumbency and signatures of the officers of the Seller executing this Agreement;

             7.2.7  The Seller shall have delivered to the
Purchaser such resignations of the officers and directors of the Company as the Purchaser may request.

             7.2.8 The Purchaser shall have received the Opinion of the Seller's Counsel.

             7.2.9 The Oakland Site shall have been conveyed in accordance with Section 6.2.3 of this Agreement.

             7.2.10 All proceedings taken by the Seller and all instruments executed and delivered by the Seller and the Company prior to the Closing Date in connection with the transactions contemplated herein shall be satisfactory in form and substance in the reasonable opinion of counsel to the Purchaser.

     7.3 CONDITIONS TO THE SELLER'S OBLIGATIONS. All of the obligations of the Seller to consummate the transactions contemplated by this Agreement are subject to the satisfaction at or prior to the Closing of each and every one of the following conditions precedent, any one or more of which may be waived by the
Seller:

             7.3.1 Each of the representations and warranties of the Purchaser contained herein shall be true and correct in all material respects as of the Closing Date as though made on and as of the Closing Date, except for representations and warranties which speak as of an earlier specified date, which need only be true and correct in all material respects as of such date, and except to the extent any representation and warranty is qualified by materiality, such representation and warranty shall be true and correct as of the Closing Date or, if such representation and warranty speaks of an earlier specified date, as of such date.

             7.3.2 The Purchaser shall have performed and complied in all material respects with all of the agreements, covenants and obligations required under this Agreement to be performed or complied with by it prior to or at the Closing.

             7.3.3 The Purchaser shall have delivered to the Seller a certificate, executed by a duly authorized officer of the Purchaser in his capacity as such, certifying in such detail as the Seller may reasonably request that the conditions specified in Sections 7.2.1 and 7.2.2 (insofar as they are to be performed by the Purchaser) have been fulfilled.

             7.3.4 No proceeding in which the Purchaser shall be a debtor, defendant or party seeking an order for its own relief or reorganization shall have been brought or be pending by or against the Purchaser under any United States or state bankruptcy or insolvency Law.

             7.3.5  The Seller shall have received:

             i. A certificate issued by the Secretary of State of the Commonwealth of Massachusetts, as of a date reasonably acceptable to the Purchaser, as to the legal existence and good standing of the Purchaser in such state; and

             ii. A certificate of the Clerk or an Assistant Clerk of the Purchaser certifying as to (i) the completeness and accuracy of its Articles of Incorporation and By-Laws, (ii) requisite corporate or other action authorizing the transactions contemplated by this Agreement and (iii) the incumbency and signatures of the officers of the Purchaser executing this Agreement;

             7.3.6 The Seller shall have received the Opinion of the Purchaser's Counsel.


                            ARTICLE 8

                      ADDITIONAL AGREEMENTS

     8.1 FURTHER ASSURANCES. The parties hereto shall deliver any and all other instruments or documents required to be delivered pursuant to, or necessary or proper in order to give effect to, all of the terms and provisions of this Agreement including, without limitation, all necessary stock powers and such other instruments of transfer as may be necessary or desirable to transfer ownership of the Shares.

     8.2 PUBLICITY. No publicity release or announcement concerning this Agreement or the transactions contemplated hereby shall be made without advance approval thereof by the Purchaser and the Seller. The parties hereto agree to cooperate in issuing any press release or other public announcement concerning this Agreement or the transactions contemplated hereby. Whenever practicable, each party shall furnish to the other party drafts of all such press releases or announcements prior to their release. Nothing contained herein shall prevent any party from at any time furnishing any information to any Authority or from making any disclosures required under the Exchange Act or under the rules and regulations of any national securities exchange on which such party's shares of capital stock are listed.

     8.3     CERTAIN TAX MATTERS.

             8.3.1 Upon the condition that the Closing be effected, the Seller shall indemnify and hold harmless the Purchaser and the Company, and their respective successors and assigns, from, against and in respect of any Adverse Consequences the Purchaser or the Company may suffer resulting from, arising out of, relating to, in the nature of, or caused by any liability of the Company for Income Taxes of any other Person under Treasury Regulation Section 1.1502-6 (or any similar provision of state, local or foreign law).

             8.3.2 The Seller will include the income of the Company (including any deferred income included in income pursuant to Treasury Regulation Sections 1.1502-13 and 1.1502-14 and any excess loss accounts taken into income under Treasury Regulation
Section 1.1502-19) on the Seller's consolidated federal Income Tax Returns for all Pre-Closing Tax Periods and will pay all federal Income Taxes attributable to such income. The Purchaser will cause the Company to provide, or cause to be provided, to the Seller, without charge, such information as may reasonably be requested by the Seller in connection with the preparation of any such Tax Returns relating to Pre-Closing Tax Periods. The income of the Company will be apportioned to the period up to and including the Closing Date and the period after the Closing Date by closing the books of the Company as of the end of the Closing Date.

             8.3.3 If a notice shall be given by any Tax Authority with respect to a potential Tax liability of the Company which, if sustained, would result in a payment by the Seller to the Purchaser pursuant to Section 9.2.1 of this Agreement (a "Tax Assessment"), the Purchaser shall, after receipt of such notice, promptly notify the Seller in writing (a "Tax Notice"). The Seller may, by written notice to the Purchaser given within 30 days after the receipt by the Seller of a Tax Notice, at the Seller's sole cost and expense (except as hereinafter provided), participate fully in the defense of all Tax Assessments with respect to which the Seller may become liable pursuant to the Seller's indemnification obligations hereunder. The Purchaser shall diligently prosecute such defense in cooperation and consultation with the Seller and shall provide written notice to the Seller of all conferences, meetings, proceedings and appearances before all Authorities with respect to the defense of any such Tax Assessment. If the Seller elects to participate in the defense of a Tax Assessment, the Purchaser shall provide, or shall cause the Company to provide, to the Seller (at no cost to the Seller) such information as may be required in connection with such defense as reasonably requested by the Seller. If the Seller elects to participate in the defense of a Tax Assessment, the Purchaser shall give the Seller written notice of any proposed resolution or settlement of such Tax Assessment not less than 15 business days before the Purchaser accepts or intends to accept such proposed resolution or settlement. The Purchaser shall have the right to settle or otherwise to resolve any Tax Assessment for which the Seller would become liable pursuant to its indemnification obligations hereunder upon the written consent of the Seller, which consent shall not be unreasonably withheld.

             8.3.4 The Seller shall have no liability with respect to any Taxes resulting by reason of any election made or deemed to be made by the Purchaser or the Company subsequent to the Closing, whether express or implied, under Section 338 of the Code.

             8.3.5 The Seller shall be entitled to any and all refunds of Taxes attributable to any Pre-Closing Tax Period. If the Purchaser or the Company voluntarily amends any Return (other than as required by any Tax Authority) for a taxable period which includes any Pre-Closing Tax Period, or, without the Seller's consent, enters into any agreement or settlement with any Tax Authority relating to a taxable period ending after the Closing Date, and such agreement or settlement affects any item of deduction, loss, credit, income or gain with respect to any Pre-Closing Tax Period, then notwithstanding any provision of this Agreement which may be to the contrary, the Seller shall have no liability for any Adverse Consequences with respect to any Taxes attributable to any change in tax liability effected by such amended Return, agreement or settlement.

             8.3.6 Notwithstanding any provision of this Agreement which may be to the contrary, the Purchaser and the Company shall preserve all Returns, books and records in their control relating to any liabilities for Taxes due with respect to any Pre-Closing Tax Period until the expiration of all applicable statutes of limitation and extensions thereof with respect to Taxes for any such period.

     8.4 FURTHER ASSURANCES. In case at any time after the Closing any further action is necessary to carry out the purposes of this Agreement, each of the parties hereto will take such further action (including the execution and delivery of such further instruments and documents) as any other party reasonably may request, all at the sole cost and expense of the requesting party (except to the extent the requesting party is entitled to indemnification therefor under this Agreement).

     8.5 NONCOMPETITION. For a period commencing on the Closing Date and terminating on the fifth anniversary thereof, the Seller will not, directly or indirectly, engage in or have any interest in any sole proprietorship, partnership, corporation or business of any other Person or entity (whether as a partner, agent, security holder, creditor, consultant or otherwise) that directly or indirectly is engaged in the property and casualty insurance business in any county in the State of California so long as the Company or its successor carries on such business in such places during such period; provided, however, that nothing herein shall be deemed to prevent the Seller from acquiring through market purchases and owning, solely as an investment, less than 1% of the equity securities of any class of any issuer whose shares are registered under Section 12(b) or 12(g) of the Exchange Act and are listed or admitted for trading on any United States national securities exchange or are quoted on the National Association of Securities Dealers, Inc. Automated Quotations System, or any similar system of automated dissemination of quotations of securities prices in common use, so long as the Seller is not a member of any "control group" (within the meaning of the rules and regulations of the SEC) of any such issuer. The Seller agrees that the covenant provided for in this Section 8.5 is reasonable and necessary in terms of time, activity and territory to protect the Purchaser's interest as a buyer of the Shares. To the extent that the covenant provided for in this Section 8.5 may later be deemed by a court to be too broad to be enforced with respect to its duration or with respect to any particular activity or geographic area, the court making such determination shall have the power to reduce the duration or scope of the provision, and to add or delete specific words or phrases to or from the provision. The provision as modified shall then be enforced.

     8.6 NON-SOLICITATION OF EMPLOYEES. For a period of three years following the Closing Date, the Seller will not, directly or indirectly, for itself or for any other Person, firm, corporation, partnership, association or other entity, employ, attempt to employ or enter into any contractual arrangement with any employee or former employee of the Company, or entice, induce or encourage any such employee to terminate his or her employment with the Company, unless such employee or former employee has not been employed by the Company (or its predecessors) for a period in excess of six months.

     8.7     ACCESS.

             8.7.1 Until the date which is five years after the Closing Date, the Purchaser will give, and will cause the Company to give, to the Seller access to (and the right to make copies at the expense of the Seller of) the books, files, records and Returns of the Company to the extent that such relate to the business and operations of the Company on or prior to the Closing Date and are in the Purchaser's or Company's possession on the Closing Date or subsequently come into the Purchaser's or Company's possession. Any access pursuant to this Section 8.7.1 will be conducted by the Seller in good faith, with a legitimate purpose that is not related to prospective competition by the Seller and which shall not interfere unreasonably with the operations of the Purchaser or the Company following the Closing. Neither the Purchaser nor the Company will destroy or dispose of any such books, files, records or Returns prior to the expiration of such five-year period. After the expiration of this five-year period, the Purchaser will give, or will cause the Company to give, prior to destroying or disposing of any such books, files, records or Returns, at least 60-days' advance notice to the Seller of the intended destruction or disposition, and during such 60-day period the Seller will have the right to make copies of the same, all at the Seller's expense.

             8.7.2 The Seller acknowledges that the books, files, records and Returns of the Company shall be the property of the Purchaser and the Company immediately after the Closing, whether in the possession of the Purchaser, the Company, the Seller or any of Seller's other Affiliates. To the extent such books, files, records and Returns are in the possession of the Seller or any of its Affiliates, until the date which is five years after the Closing Date, the Seller will give to the Purchaser and the Company access to (and the right to take possession or make copies at the expense of the Purchaser or the Company of) the books, files, records and Returns of the Company. Any access pursuant to this
Section 8.9.2 will be conducted by the Purchaser in good faith, with a legitimate purpose that is not related to prospective competition by the Seller and in such manner which shall not interfere unreasonably with the operations of the Seller following the Closing. The Seller will not destroy or dispose of any such books, files, records or tax returns prior to the expiration of such five-year period. After the expiration of this five-year period, the Seller will give, prior to destroying or disposing of any such books, files, records or Returns, at least 60-days' advance notice to the Purchaser of the intended destruction or disposition, and during such 60-day period the Purchaser or the Company will have the right to take possession of the same or to make copies of the same, all at the expense of the Seller.


                            ARTICLE 9

     SURVIVAL OF REPRESENTATIONS, WARRANTIES AND COVENANTS;
              INDEMNIFICATION; CERTAIN ADJUSTMENTS

     9.1     SURVIVAL OF REPRESENTATIONS, WARRANTIES AND COVENANTS.

             9.1.1 Except as otherwise provided in this Section 9.1.1, the representations, warranties, covenants and agreements of the Seller contained in this Agreement shall survive the date of this Agreement, the Closing Date and the consummation of the transactions contemplated by this Agreement and until the earlier of (a) the date the Company files its audited statement of admitted assets, liabilities, capital and surplus (statutory basis) as of December 31, 1995 and the related statements of income, changes in capital and surplus and cash flows for the years then ended or (b) the date the Purchaser files with the SEC its Annual Report on Form 10-K for the year ending December 31, 1995. The representations and warranties contained in Sections 4.17, 4.19 and 4.20 shall survive until the expiration of the applicable statutes of limitations, the representation and warranty contained in Section
4.24 shall survive until the second anniversary of the Closing Date, and the representations and warranties in Sections 5.2 and
5.3 shall survive forever, subject to any applicable statutes of limitations.

             9.1.2 Except as otherwise provided in this Section 9.1.2, the representations, warranties, covenants and agreements of the Purchaser contained in this Agreement shall survive the date of this Agreement, the Closing Date and the consummation of the transactions contemplated by this Agreement and until the earlier of (a) the date the Company files its audited statement of admitted assets, liabilities, capital and surplus (statutory basis) as of December 31, 1995 and the related statements of income, changes in capital and surplus and cash flows for the years then ended or (b) the date the Purchaser files with the SEC its Annual Report on Form 10-K for the year ending December 31, 1995. The representations and warranties contained in Section 3.2, which shall survive forever, subject to any applicable statutes of limitations.

             9.1.3 To preserve any claim for breach of any such warranty, representation, covenant or agreement, the party claiming a breach shall be obligated to notify the party claimed to be in breach in writing of any such breach, or facts that may give rise to such breach, before termination of such warranty, representation, covenant or agreement; otherwise, such party's claim for breach shall be forever barred.

     9.2     INDEMNIFICATION.

             9.2.1 Upon the condition that the Closing be effected, the Seller shall indemnify and hold harmless the Purchaser and the Company, and their respective successors and assigns, from, against and in respect of any Adverse Consequences the Purchaser or the Company shall suffer through and after the date of the claim for indemnification (including any Adverse Consequences the Purchaser may suffer after the end of any applicable survival period):

     (a) Resulting from, arising out of, relating to or caused by (i) any breach or violation of any of the representations or warranties of the Seller contained in this Agreement (except the representation and warranty in Section 5.2 of this Agreement) or (ii) the failure by the Seller to comply with any of the covenants or agreements of the Seller contained in this Agreement; provided, however, that the Seller shall not have any obligation to indemnify the Purchaser or the Company from, against or in respect of any Adverse Consequences resulting from, arising out of, relating to or caused by the breach or violation of any of the representations or warranties contained in Sections 4.3 through 4.18 and 4.21 through 4.32 hereof (x) until the Purchaser has suffered Adverse Consequences by reason of all such breaches or violations in excess of $200,000 (and then only to the extent that such Adverse Consequences, in the aggregate, exceed $200,000) or (y) to the extent the Adverse Consequences suffered by the Purchaser by reason of all such breaches or violations exceed $4,000,000. For purposes of this Section 9.2, no single claim for damages by the Purchaser against the Seller hereunder shall be deemed to apply against such $200,000 aggregate deductible (and the Seller shall have no liability to the Purchaser in connection therewith) unless the amount of such damages exceeds $5,000; provided, however, that in the event that the aggregate amount of any such individual claims of $5,000 or less asserted by the Purchaser against the Seller shall exceed $75,000, then the total amount of such claims shall be deemed to apply against such $200,000 aggregate deductible;

     (b) Resulting from, arising out of, related to or caused by (i) any breach or violation of the representation or warranty in Section 5.2 or (ii) any Environmental Claim with respect to the Company arising out of facts or circumstances existing at the time of the Closing; or

     (c) Resulting from, arising out of, related to or caused by (i) the ownership of the Oakland Site by the Company or (ii) any transfer of the Oakland Site in accordance with the terms of Section 6.2.3, including, without limitation, any breach, omission or misrepresentation under any agreement made by the Company in connection with any such transfer.

             9.2.2 Upon the condition that the Closing be effected, the Purchaser and the Company shall indemnify and hold harmless the Seller, its successors and assigns from, against and in respect of, any Adverse Consequences the Seller shall suffer through and after the date of the claim for indemnification resulting from, arising out of, relating to or caused by (a) any breach or violation of any of the representations or warranties of the Purchaser contained in this Agreement, or (b) the failure by the Purchaser to comply with any of the covenants or agreements of the Purchaser contained in this Agreement.

             9.2.3 A party (which, if the Purchaser is to be indemnified, shall be deemed to include the Company) seeking indemnification pursuant to this Section 9.2 (the "Indemnified Party") shall give prompt notice to the party from whom such indemnification is sought (the "Indemnifying Party") in the event that any person not a party to this Agreement shall make any demand or claim, or file or threaten to file any lawsuit (a "Third Party Claim"), which Third Party Claim may cause liability to the Indemnifying Party pursuant to the indemnification provisions of this Agreement. In any such event, the Indemnifying Party shall have the right, exercisable by notice to the Indemnified Party within 10 business days after notice by the Indemnified Party to the Indemnifying Party of the commencement or assertion of such Third Party Claim, to retain counsel (which counsel shall be reasonably acceptable to the Indemnified Party) for the Indemnified Party, at the cost and expense of the Indemnifying Party, to defend any such Third Party Claim if the Indemnifying Party acknowledges that it is required to indemnify the Indemnified Party for any and all liability ensuing from such Third Party Claim; provided, however, the Indemnifying Party may not assume the defense of any Third Party Claim as provided in this Section 9.2.3 if the potential Adverse Consequences of such Third Party Claim either (a) would have or reasonably could be expected to have a material adverse effect on the Company's financial condition or future operating results, and the Purchaser and the Company would not be entitled to indemnification hereunder for substantially all of such Adverse Consequences or (b) would exceed $4,000,000. The Indemnified Party shall be permitted to participate in the defense of such Third Party Claim at its own expense. Failure of the Indemnified Party to give promptly the notice required by this
Section 9.2.3 shall not relieve the Indemnifying Party of its obligations to indemnify under this Section 9.2, but as a result of such failure the Indemnified Party shall be liable to the Indemnifying Party for the amount of actual damages caused by such failure.

             9.2.4 Unless and until the Indemnifying Party assumes the defense of a Third Party Claim as provided in Section 9.2.3, the Indemnified Party may defend against the Third Party Claim in any manner it may reasonably deem appropriate at the cost and expense of the Indemnifying Party.

             9.2.5 The Indemnifying Party, if it shall have assumed the defense of any Third Party Claim, shall not have the right to consent to the entry of judgment with respect to, or otherwise settle such Third Party Claim without the prior written consent of the Indemnified Party (which consent shall not be unreasonably withheld).

             9.2.6 The parties hereto shall cooperate in the defense of any Third Party Claim, the out-of-pocket expense of which shall be borne by Indemnifying Party, and shall furnish such records, information and testimony, and cause their respective employees and other representatives to attend such conferences, discovery proceedings, hearings, trials and appeals as may be reasonably requested in connection therewith.

             9.2.7 Any payment made by the Seller pursuant to the Seller's indemnification obligations under this Section 9.2 shall constitute a reduction in the Purchase Price hereunder. Any payment made by the Purchaser pursuant to the Purchaser's indemnification obligations under this Section 9.2 shall constitute an addition to the Purchase Price hereunder.

             9.2.8 If the event causing the Adverse Consequences for the purposes of this Section 9.2 gives rise to a current deduction against taxable income of the Indemnified Party, the Adverse Consequences shall be reduced by the tax benefit attributable thereto. If such event will give rise to a future tax deduction to the Indemnified Party, the Adverse Consequences shall be reduced by the tax benefit attributable thereto discounted at the prime rate of interest reported in the WALL STREET JOURNAL at the time of payment.

             9.2.9 The amount of any indemnification claim under this Section 9.2 shall be reduced by any insurance received by the Indemnified Party on account of the Adverse Consequences that give rise to such indemnification claim; provided, however, that this
Section 9.2.9 shall not obligate the Purchaser, the Company or the Seller to obtain any insurance coverage or, if already obtained, to maintain the effectiveness of such insurance or to make any claim thereunder.

     9.3.    POST-CLOSING LOSS RESERVE REDUNDANCY (DEFICIENCY)
REPAYMENT.

             9.3.1 The Post-Closing Loss Reserve Calculation shall be the difference between (a) the Loss Reserves as of the Most Recent Balance Sheet Date and (b) the Loss Reserve Sum.
             9.3.2 Within fifty (50) days from the end of each calendar quarter commencing with the first calendar quarter after the Closing Date and continuing until the Loss Reserve Indemnification Date, the Purchaser shall send to the Seller the Company's quarterly statement for that quarter just ended, as filed with the California Department.

             9.3.3 Within fifty (50) days after the Initial Loss Reserve Indemnification Date, the Purchaser shall calculate the Post-Closing Loss Reserve Calculation and the Initial Loss Reserve Claim Quotient and deliver such calculations to the Seller, together with all material supporting documentation. If the Initial Loss Reserve Claim Quotient is less than .92, within ten
(10) days from the date of delivery of such calculation to the Seller, either party may elect to extend the calculation of the Post-Closing Loss Reserve Calculation for one or more fiscal quarters up to any date that is no more than one year after the Initial Loss Reserve Indemnification Date (the "Secondary Loss Reserve Indemnification Date;" the "Loss Reserve Indemnification Date" shall be the Initial Loss Reserve Indemnification Date unless a Secondary Loss Reserve Indemnification Date has been elected under this Section 9.3.3), with the latest time period to govern.

             9.3.4 Fifteen (15) days after receipt of the Post-Closing Loss Reserve Calculation, the Seller may agree with the Purchaser's determination of the Post-Closing Loss Reserve Calculation or it may object to such determination. If the Seller objects to such determination, such objection must be in writing and set forth in reasonable detail the basis for such objection, and within the next thirty (30) days, the parties will endeavor to reach a final determination of the Post-Closing Loss Reserve Calculation. If after such thirty days the parties cannot agree upon the amount of the Post-Closing Loss Reserve Calculation, upon notice from either party, within thirty (30) days the parties shall select an independent actuary to determine such amount (and if the parties cannot agree on such a person, each of the Seller and the Purchaser shall select an independent actuary, and the two selected independent actuaries will choose a third independent actuary, and such third independent actuary shall determine such amount). Each actuary selected by the parties under this Section 9.3.4 must meet the qualification standards of the American Academy of Actuaries and be approved by the California Department. The costs associated with hiring each and every such independent actuary to determine the amount of the Post-Closing Loss Reserve Calculation shall be borne equally by the Purchaser and the Seller. Any such determination by such person of the amount of the Post-Closing Loss Reserve Calculation shall be final and binding on all the parties to this Agreement.

             9.3.5 Within ten (10) days from the date the Post-Closing Loss Reserve Calculation finally is determined by either agreement between the parties or by an independent actuary as provided in Section 9.3.4 of this Agreement, (a) the Seller shall pay to the Purchaser the amount of the Post-Closing Loss Reserve Calculation, net of any tax deduction to which the Company is entitled on account of such reserve, in excess of $200,000 if the amount of the Loss Reserves as of the Most Recent Balance Sheet Date is less than the Loss Reserve Sum as of the Loss Reserve Indemnification Date, or (b) the Purchaser shall pay to the Seller the amount of the Post-Closing Loss Reserve Calculation, net of taxes payable by the Company or the Purchaser with respect to the recognition of the redundancy, in excess of $200,000 if the amount of the Loss Reserves as of the Most Recent Balance Sheet Date is more than the amount of the Loss Reserve Sum as of the Loss Reserve Indemnification Date. Any payment made pursuant to this Section
9.3.5 shall constitute an adjustment to the Purchase Price.

     9.4     LIMITED REMEDIES.  The remedies provided in this
Article 9 shall be exclusive and shall preclude assertion by the Seller or the Purchaser of any other rights or the seeking of any other remedies against the other party other than equitable relief.


                           ARTICLE 10

              MODIFICATION, WAIVERS AND TERMINATION

     10.1 MODIFICATION. The Purchaser and the Seller may, by mutual consent, amend, modify or supplement this Agreement in such manner as may be agreed upon by them in writing at any time.

     10.2 WAIVERS. Each of the Purchaser and the Seller, by an instrument in writing, may extend the time for or waive the performance of any of the obligations of the other or waive compliance by the other with any of the covenants or conditions contained herein.

     10.3 TERMINATION. This Agreement may be terminated, and the transactions contemplated hereby abandoned, prior to the Closing as follows:

             10.3.1 By the Purchaser and the Seller by mutual written consent at any time;

             10.3.2 By the Purchaser by giving written notice to the Seller at any time (a) in the event the Seller has breached any representation, warranty, covenant or agreement of the Seller contained in this Agreement (other than the representations and warranties contained in Article 4 hereof) in any material respect, the Purchaser has notified the Seller of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach, or (b) if the Closing shall not have occurred on or before September 30, 1995 (unless the failure results primarily from the Purchaser itself breaching any representation, warranty, covenant or agreement of the Purchaser contained in this Agreement);

             10.3.3 By the Seller by giving written notice to the Purchaser at any time (a) in the event the Purchaser has breached any representation, warranty, covenant or agreement of the Purchaser contained in this Agreement in any material respect, the Seller has notified the Purchaser of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach, or (b) if the Closing shall not have occurred on or before September 30, 1995 (unless the failure results primarily from the Seller itself breaching any representation, warranty, covenant or agreement of the Seller contained in this Agreement); or

             10.3.4 By the Seller or by the Purchaser at any time prior to the Closing Date if the Closing shall violate any order, decree or judgment of any court of any Authority having competent jurisdiction.

     10.4 EFFECT OF TERMINATION. In the event this Agreement is terminated pursuant to Section 10.3, all rights and obligations of the parties hereunder shall terminate without liability of any party to any other party (except for any liability of any party then in breach); provided, however, that (a) the provisions of Sections 6.5, 11.7 and this 10.4 shall remain in full force and effect, and (b) the Purchaser shall not, for a period of two years after the date of such termination, without the prior written approval of the Seller, directly or indirectly solicit, encourage, entice or induce any employee of the Company on the date hereof or at any time hereafter prior to such termination, to terminate his or her employment with the Company.


                           ARTICLE 11

                          MISCELLANEOUS

     11.1 NOTICES. All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given when delivered in person or by electronic facsimile transmission (with confirmation) or on the next business day after delivery to an overnight courier of national reputation to the respective parties as follows:

     If to the Purchaser, to it at:

     The Commerce Insurance Company
     211 Main Street
     Webster, Massachusetts  01570
     Attention:  Regan P. Remillard, Esquire
                 General Counsel
     fax:  (508) 949-4411

     with a copy to:

     Nutter, McClennen & Fish
     One International Place
     Boston, Massachusetts  02110-2699
     Attention:  Constantine Alexander, Esquire
                 Michael K. Krebs, Esquire
     fax:  (617) 973-9748

     If to the Seller or the Company, to either or both at:

     Atlantis Plastics, Inc.
     266 South Bayshore Drive, Suite 800
     Miami, Florida  33133
     Attention:  Peter W. Klein, Esquire
                 Vice President, Secretary and General Counsel
     fax:  (305) 285-0102

or to such other address as the person to whom notice is given may have previously furnished to the others in writing in the manner set forth above (provided that notice of any change of address shall be effective only upon receipt thereof).

     11.2 ENTIRE AGREEMENT. This Agreement and the Escrow Agreement constitute the entire agreement among the parties hereto and supersede all prior agreements, understandings, negotiations and discussions, both written and oral, among the parties hereto with respect to the subject matter hereof.

     11.3 BENEFITS; BINDING EFFECT; ASSIGNMENT. This Agreement shall be for the benefit of and binding upon the parties hereto, their respective successors and, where applicable, assigns. No party may assign this Agreement or any of its rights, interests or obligations hereunder without the prior written consent of the other party; provided, however, that before the Closing is effected, the Purchaser may (a) assign any or all of its rights and interests hereunder to one or more of its Affiliates, and
(b) designate one or more of its Affiliates to perform its obligations hereunder (but in any or all of such cases the Purchaser shall nonetheless remain responsible for the performance of all of its obligations hereunder).

     11.4 WAIVER. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall any such waiver constitute a continuing waiver unless otherwise expressly so provided.

     11.5 NO THIRD PARTY BENEFICIARY. Nothing expressed or implied in this Agreement is intended, or shall be construed, to confer upon or give any Person other than the parties hereto and their respective successors and assigns any rights or remedies under or by reason of this Agreement.

     11.6 SEVERABILITY. The invalidity of any one or more of the words, phrases, sentences, clauses, sections or subsections contained in this Agreement shall not affect the enforceability of the remaining portions of the Agreement or any part hereof, all of which are inserted conditionally on their being valid in law and, in the event that any one or more of the words, phrases, sentences, clauses, sections or subsections contained in this Agreement shall be declared invalid, this Agreement shall be construed as if such invalid word or words, phrase or phrases, sentence or sentences, clause or clauses, section or sections, or subsection or subsections, had not been inserted.

     11.7 EXPENSES. Except as otherwise set forth herein and in the Escrow Agreement, whether or not the transactions contemplated by this Agreement shall be consummated, all legal, accounting and other costs and expenses incurred in connection with this Agreement and any of the transactions contemplated hereby on behalf of the Purchaser shall be borne and paid by the Purchaser, and all such costs and expenses incurred on behalf of the Seller and the Company shall be borne and paid by the Seller (other than costs which in the aggregate are less than $2,500, which may be paid by the Company), and no party shall be obligated for any cost or expense incurred by any other party unless this Agreement expressly so provides.

     11.8 SECTION HEADINGS. The section and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of any provisions of this Agreement.

     11.9 COUNTERPARTS. This Agreement may be executed in any number of counterparts and by the several parties hereto in separate counterparts, each of which shall be deemed to be one and the same instrument.

     11.10   REMEDIES CUMULATIVE.  Subject to the provisions of
Section 9.4 of this Agreement, no remedy made available by any of the provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity.

     11.11 APPLICABLE LAW/CONSENT TO JURISDICTION. This Agreement shall be governed by the law of The Commonwealth of Massachusetts (without regard to the conflict of laws provisions thereof) and all questions concerning the validity and construction thereof shall be determined in accordance with the laws of said state. Each party hereby irrevocably submits to the exclusive jurisdiction of the United States federal court sitting in The Commonwealth of Massachusetts in any action or proceeding arising out of or relating to this Agreement and hereby irrevocably agrees, on behalf of itself and on behalf of such party's successor's and assigns, that all claims in respect of such action or proceeding may be heard and determined in any such court and irrevocably waives any objection such person may now or hereafter have as to the venue of any such suit, action or proceeding brought in such a court or that such court is an inconvenient forum.

     11.12 WAIVER OF JURY TRIAL. The parties hereto hereby waive trial by jury in any judicial proceeding involving, directly or indirectly, any matter (whether in tort, contract or otherwise) in any way arising out of, related to, or connected with this Agreement, the related documents or the relationship established hereunder.

     11.13 CONSTRUCTION. The specification of any dollar amount in the representations and warranties or otherwise in this Agreement or in the Schedules hereto or the inclusion of any specific item in the Schedules hereto is not intended and shall not be deemed to be an admission or acknowledgement of the materiality of such amounts or items, nor shall the same be used in any dispute or controversy between the parties to determine whether any obligation, item or matter (whether or not described herein or included in any Schedule) is or is not material for purposes of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have each executed and delivered this Agreement as of the day and year first above written.

                              ATLANTIS PLASTICS, INC.



                              By:/s/Troy D. Templeton
                                 Troy D. Templeton
                                 Vice President



                              THE COMMERCE INSURANCE COMPANY



                              By:/s/Gerald Fels
                                 Gerald Fels
                                 Executive Vice President













































                            EXHIBIT A
                    Form of Escrow Agreement


     ESCROW AGREEMENT dated effective May   , 1995 by and among
Nutter, McClennen & Fish, as escrow agent (the "Escrow Agent"), Atlantis Plastics, Inc., a Florida corporation (the "Seller"), and The Commerce Insurance Company, a Massachusetts corporation (the "Purchaser"). Capitalized terms used but not defined herein shall have the meanings given to them in the Stock Purchase Agreement dated effective the even date herewith between the Seller and the Purchaser (the "Stock Purchase Agreement").

     WHEREAS, the Seller and the Purchaser have entered into the Stock Purchase Agreement;

     WHEREAS, pursuant to the Stock Purchase Agreement, the parties thereto have agreed in part that the Purchaser will deposit with the Escrow Agent the total amount of $1,000,000 (the "Contributed Amount") in partial payment of the Net Purchase Price for the Shares;

     WHEREAS, the Stock Purchase Agreement contemplates that the Contributed Amount will be released upon notification of the Escrow Agent by the Seller and the Purchaser of the consummation of the sale and purchase of the Shares at the Closing; and

     WHEREAS, the Contributed Amount is to be held by the Escrow
Agent and delivered pursuant to the Stock Purchase Agreement and this Agreement; and the Purchaser has deposited in escrow the Contributed Amount.

     NOW, THEREFORE, the parties hereto agree as follows:

1. APPOINTMENT. The Escrow Agent agrees to act as the escrow agent as set forth herein, and as such Escrow Agent to receive, administer and dispose of the Contributed Amount pursuant to the terms of this Agreement.

2.   RIGHTS, DUTIES AND IMMUNITIES.

     (a) Acceptance by the Escrow Agent of its duties under this Agreement is subject to the following terms and conditions, which all parties to this Agreement hereby agree shall govern and control the rights, duties and immunities of the Escrow Agent:

          (i) The duties and obligations of the Escrow Agent shall be determined solely by the express provisions of this Agreement; the Escrow Agent shall not be responsible for the performance of any duties or obligations other than the performance of such duties and obligations as are specifically set forth in this Agreement, and the Escrow Agent shall not be deemed to have any knowledge of or responsibility for the terms of any other agreement other than the Stock Purchase Agreement;

          (ii) The Escrow Agent shall not be responsible in any manner whatsoever for any failure or inability of any other party to honor any of the provisions of this Agreement, the Stock
Purchase Agreement or any other agreement;

          (iii) The Escrow Agent shall be fully protected in acting on and relying upon any written notice, direction, request, waiver, consent, receipt or other paper or document which the Escrow Agent in good faith believes to have been signed or presented by the proper party or parties, and shall be entitled to rely upon any notice, instruction, waiver or other document received from the Seller or the Purchaser;

          (iv) The Escrow Agent shall not be liable for any error of judgment, or for any act done or step taken or omitted by it in good faith or for any mistake of fact or law, or for anything which it may do or refrain from doing in connection herewith, unless caused by or arising out of its willful misconduct;

          (v) The Escrow Agent may seek the advice of legal counsel of its own selection in the event of any dispute or question as to the construction of any of the provisions of this Agreement of its duties hereunder, and, in the absence of willful misconduct, it shall incur no liability and shall be fully protected in respect of any action taken, omitted or suffered by it in accordance with the advice of such counsel;

          (vi) The Escrow Agent makes no representation as to the validity, value, genuineness or collectibility of any security, document or instrument held by or delivered to it; and

          (vii) The Escrow Agent has acted and is acting as counsel to the Purchaser, and the Escrow Agent may continue to act in such capacity regardless of its obligations as Escrow Agent hereunder, and even in the event of any dispute or litigation between any of the undersigned arising hereunder or otherwise, the acting by Nutter, McClennen & Fish as Escrow Agent hereunder shall in no way preclude it from acting as counsel for the Purchaser.

     (b) If a controversy arises between one or more of the parties hereto, or between any of the parties hereto and any person not a party hereto, as to whether or not or to whom the Escrow Agent shall deliver any of the Contributed Amount or as to any other matter arising out of or relating to the Contributed Amount or this Agreement, the Escrow Agent shall not be required to determine the same and shall not make any delivery of the Contributed Amount or any portion thereof but shall retain the Contributed Amount until the rights of the parties to the dispute shall have been finally determined by written agreement among the parties in the dispute or by final order of a court of competent jurisdiction after the time for appeal of any such final order has expired without an appeal having been made. The Escrow Agent shall deliver the Contributed Amount on the next business day after the Escrow Agent has received written notice of any such agreement or final order (accompanied by an affidavit that the time for appeal has expired without an appeal having been made) in accordance with the instructions set forth in such agreement or order. The Escrow Agent shall be entitled to assume that no such controversy has arisen unless it has received a written notice that such a controversy has arisen which refers specifically to this Agreement and identifies by name and address the adverse claimants in the controversy. If a controversy of the type referred to in this paragraph arises, the Escrow Agent may, in its sole discretion (but shall not be obligated to), commence interpleader or similar actions or proceedings for determination of the controversy.

     (c) The Purchaser and the Seller jointly and severally shall exonerate and indemnify the Escrow Agent against all claims, suits, obligations, liabilities and damages, including Attorneys' fees, based upon, arising out of or resulting from the performance on non-performance by the Escrow Agent of its obligations hereunder, unless such performance or non-performance constitutes willful misconduct.

     (d) Each of the Purchaser and the Seller shall pay one-half of the expenses and compensation of the Escrow Agent pursuant to this Section 2 and for the preparation of this Agreement.

3.   DEPOSIT OF CLOSING INSTRUMENTS; RELEASE OF CLOSING
     INSTRUMENTS.

     (a) The Escrow Agent will deposit the Contributed Amount in a separate account (the "Escrow Account") as directed by the joint instructions of the Purchaser and the Seller until it is instructed to deliver the Contributed Amount in accordance with the terms of this Section 3. All interest or other income earned with respect to the Contributed Amount shall be payable to the Purchaser.

     (b) Except as otherwise expressly provided in this Agreement, the Contributed Amount shall be released by the Escrow Agent only as follows:

          (i)  Promptly after the Closing, the Escrow Agent shall:

               (1)  Deposit the Contributed Amount by wire
                    transfer in immediately available funds to an account specified by the Seller; and

               (2) Pay the Purchaser all interest or other income earned with respect to the Contributed Amount.

          (ii) In the event that the Closing does not occur on or before September 30, 1995, or on or before such other date as the Seller and the Purchaser may agree:

               (1) The Escrow Agent shall pay to the Seller the Contributed Amount (such payment to constitute full and complete liquidated damages and the Seller's sole and exclusive remedy with respect thereto, it being specifically understood and agreed that, in the event of such failure to consummate the transactions under the Stock Purchase Agreement, the damages suffered by the Seller will be difficult to ascertain) and to the Purchaser any interest or other income earned on such monies while held in the Escrow Account; or

               (2) If the Purchaser gives the Escrow Agent notice that the Closing did not occur because of the failure of the Purchaser to consummate the transactions under the Stock Purchase Agreement for reason of a failure of any condition contained in Section 7.1 or 7.2 of the Stock Purchase Agreement (which includes, without limitation, the condition that the Seller shall have performed or complied with in all material respects its agreements and covenants required to be performed or complied with under the Stock Purchase Agreement as of or prior to the Closing), the Escrow Agent shall return to the Purchaser the Contributed Amount and any interest or other income on such monies while held in the Escrow Account.

4. CONSTRUCTION. This Agreement shall be governed, construed and enforced in accordance with the laws of The Commonwealth of Massachusetts, without regard to its principles of conflicts of law.

5. NOTICES. All notices, demands, requests and other communications required or permitted to be given hereunder shall be deemed duly given if personally delivered or if mailed by registered or certified mail, postage prepaid, and, pending the designation of another address, addressed as follows:

     (a)  If to the Purchaser:    The Commerce Insurance Company
                                  211 Main Street
                                  Webster, Massachusetts  01570
                                  Attention:  Regan P. Remillard,
                                              Esquire
                                              General Counsel
          with a copy to:         Nutter, McClennen & Fish
                                  One International Place
                                  Boston, Massachusetts  02110-2699
                                  Attention: Constantine Alexander,
                                             Esquire
                                             Michael K. Krebs,
                                             Esquire

     (b)  If to the Seller:       Atlantis Plastics, Inc.
                                  2665 South Bayshore Drive,
                                  Suite 800
                                  Miami, Florida  33133
                                  Attention:  Peter W. Klein,
                                              Esquire
                                              Vice President,
                                              Secretary and
                                              General Counsel


     (c)  If to the Escrow
          Agent:                  Nutter, McClennen & Fish
                                  One International Place
                                  Boston, Massachusetts  02110-2699
                                  Attention: Constantine Alexander,
                                             Esquire
                                             Michael K. Krebs,
                                             Esquire


6. HEADINGS. The headings of the paragraphs of this Agreement are inserted as a matter of convenience and for reference purposes only, are of no binding effect and in no respect define, limit or describe the scope of this Agreement or the intent of any paragraph.

7. COUNTERPARTS. This Agreement may be signed in any number of counterparts with the same effect as if the signatures to each were upon the same instrument.

8. ENTIRE AGREEMENT. This Agreement and the Stock Purchase Agreement represent the entire understanding and agreement among the parties hereto with respect to the subject matter hereof and supersede all prior negotiations among the parties. This Agreement may be amended, modified, supplemented, extended, terminated, discharged or changed only by an agreement in writing which makes specific reference to this Agreement and which is signed by all parties hereto.

9. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure solely to the benefit of the parties hereto and their permitted successors and assigns and shall not be enforceable by or create or evidence any right of any third party; provided, that this Agreement cannot be assigned without the express written consent of all parties hereto.

10. SEVERABILITY. Any provision of this Agreement which may be determined by a court of competent jurisdiction to be prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. It is expressly understood, however, that the parties hereto intend each and every provision of this Agreement to be valid and enforceable and hereby knowingly waive all rights to object to any provision of this Agreement.

11.  TERMINATION.  This Agreement shall terminate and the Escrow
Agent shall be released from all obligations hereunder at such time as there is no Contributed Amount or funds in the Escrow Account remaining in escrow hereunder.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed in its name and on its behalf, all as of the date first above written.


                                  ATLANTIS PLASTICS, INC.


                                  By:
                                     Troy D. Templeton
                                     Vice President

                                  THE COMMERCE INSURANCE COMPANY


                                  By:
                                     Gerald Fels
                                     Executive Vice President


                                  NUTTER, McCLENNEN & FISH


                                  By
                                    A Partner of Said Firm





















                            EXHIBIT B
Opinion of the Purchaser's Counsel


     The law covered by the Opinion of the Purchaser's Counsel may be limited to the Federal law of the United States and the laws of The Commonwealth of Massachusetts and the State of California. As to matters concerning the laws of the State of California, the opinion giver may rely expressly on a special opinion of Daar & Newman. The opinion giver may state that it has no obligation to advise the recipient of any future change in the Opinion, that the Opinion has been prepared solely for the recipient's use in connection with the Closing under the Agreement on the date of this letter and should not be quoted in whole or in part or otherwise be referred to, nor be filed with or furnished to any governmental agency or other person or entity, without the prior written consent of the opinion giver.

     Statements of Opinion:

     1. The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of The Commonwealth of Massachusetts. The Purchaser has the corporate power and authority necessary to carry on the businesses currently conducted by it, own or lease all of the properties presently owned or leased by it, enter into and perform the Agreement and consummate the transactions contemplated thereby.

     2. The Agreement has been duly authorized by all necessary corporate action, has been duly executed and delivered on behalf of the Purchaser, and represents the legal, valid and binding obligation of the Purchaser enforceable in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization and similar laws affecting creditors' rights generally and by the application of general principles of equity.

     3.   The Purchaser has obtained all Requisite Regulatory
Approvals.

     4. Neither the execution and delivery of the Agreement nor the consummation of the transactions contemplated thereby, nor compliance with the terms, conditions and provisions thereof, by the Purchaser will (a) contravene any provision of existing law or regulation that we would, in our experience, reasonably recognize as directly applicable to the Purchaser, or of the Purchaser's Articles of Organization or By-Laws, or (b), to our knowledge, conflict with or result in any breach of the terms, conditions or provisions of, or constitute a default, breach or violation (or an event that might, with the passage of time or the giving of notice or both, constitute a default, breach or violation) under, or result in or permit the creation or imposition of any lien, charge or encumbrance upon, any of the properties of the Purchaser pursuant to, any indenture, mortgage or other agreement or instrument or any judgment, decree, order or decision to which the Purchaser is a party or by which it is bound.

     5. We know of no action, suit, preceding or investigation pending or threatened against the Purchaser that, if adversely determined would, either in any single case or the aggregate, question the validity of, or prevent the consummation of the transactions contemplated by, the Agreement.















































                            EXHIBIT C
Opinion of the Seller's Counsel


     The Opinion of the Seller's Counsel may be governed by, and interpreted in accordance with, the Legal Opinion Accord of the ABA Section of Business Law (1991). The law covered by the Opinion may be limited to (a) the Federal law of the United States and (b) (i) the laws of the State of California where reference is made to the Company or (ii) the laws of the State of Florida where reference is made to the Seller. As to certain matters concerning the laws of the State of California, the opinion giver may rely expressly on a special opinion of McNitt, Schraner & Loeb. The opinion giver may state that it has no obligation to advise the recipient of any future change in the Opinion, that the Opinion has been prepared solely for the recipient's use in connection with the Closing under the Agreement on the date of this letter and should not be quoted in whole or in part or otherwise be referred to, nor be filed with or furnished to any governmental agency or other person or entity, without the prior written consent of the opinion giver. The opinion giver shall represent that it has reviewed the minutes of all meetings of the Company's stockholders and directors, including all committees thereof, and all stock records of the Company.

     Statements of Opinion:

     1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California. The Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida. Each of the Company and the Seller has the corporate power and authority necessary to carry on the businesses currently conducted by it, own or lease all of the properties presently owned or leased by it, enter into and perform the Agreement and consummate the transactions contemplated thereby.

     2. The Agreement has been duly authorized by all necessary corporate action, has been duly executed and delivered on behalf of the Seller, and, except Section 8.5 of the Agreement, as to which no opinion is expressed, represents the legal, valid and binding obligation of the Seller enforceable in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization and similar laws affecting creditors' rights generally and by the application of general principles of equity.

     3. The Company's authorized capital stock consists of 100,000 shares of Common Stock, $15.00 par value per share, of which 66,667 shares (the "Shares") are duly and validly issued and outstanding, and fully paid and non-assessable, and no shares are held in the treasury of the Company. To our knowledge, there is no outstanding subscription, warrant, call, option, right, commitment or agreement by which the Company or the Seller is bound calling for the issuance of shares of any class of capital stock of Company, or the issuance of any securities convertible or exchangeable into shares of such capital stock. The Shares are owned of Record by the Seller. The Seller is conveying to the Purchaser good and valid title to the Shares, free and clear of any lien, pledge, encumbrance, charge, agreement or claim.

     4. The Company has in effect those material approvals, authorizations, licenses and permits from all federal, state and local authorities necessary for the conduct of its business and operations as presently conducted by it.

     5. Neither the execution and delivery of the Agreement nor the consummation of the transactions contemplated thereby, nor compliance with the terms, conditions and provisions thereof, by the Company or the Seller will (a) contravene any provision of existing law or regulation that we would, in our experience, reasonably recognize as directly applicable to the Company or the Seller, or of the Company's or the Seller's charter or bylaws, (b) require any consent, approval or authorization of, or permit of, or filing with or notification to, any governmental or regulatory authority, by the Company or the Seller which the Company or the Seller has not already obtained or (c) to our knowledge, conflict with or result in any breach of the terms, conditions or provisions of, or constitute a default (or an event that might, with the passage of time or the giving of notice or both, constitute a default) under, or result in or permit the creation or imposition of any lien, charge or encumbrance upon any of the properties of the Seller or the Company or the Sharers being conveyed under the Agreement pursuant to, any indenture, mortgage or instrument of the Company, or, with respect to the Company, any Scheduled Contract or any contract that, to our knowledge, should be deemed to be a Scheduled Contract, or, with respect to the Seller, any material contract listed in the Seller's Annual Report on Form 10-K for the year ended December 31, 1994 or Seller's Quarterly Report on Form 10-Q for the period ended March 31, 1995, or contract entered into by the Seller after March 31, 1995 which the Seller has represented to us would have been listed in such Form 10-Q as a material contract had the Seller entered into it on or before March 31, 1995, or any judgment, decree, order or decision to which the Company or the Seller is a party or by which either is bound.

     6. We know of no action, suit, proceeding or investigation pending or threatened against the Company or the Seller that, if adversely determined would, either in any single case or the aggregate, question the validity of, or prevent the consummation of the transactions contemplated by, the Agreement, or materially and adversely affect the properties, existence, financial condition or business of the Company or materially impair its businesses substantially as now conducted by it.





















































                            EXHIBIT E

                     DEMAND PROMISSORY NOTE
                         (Floating Rate)

                           May 8, 1995
                             (Date)



1870 The Exchange Ste. 200, Atlanta, Cobb County, Georgia
(Street Address of Maker)   (Town)   (County)     (State)


     FOR VALUE RECEIVED, Atlantis Plastic Films, Inc. (hereinafter called the "Maker") promises (jointly and severally, if more than one) to pay upon demand to the order of General Electric Capital Corporation (hereinafter called "Payee") at its office located at 3379 Peachtree Road N.E. 400, Atlanta, Georgia 30326 or at such other place as Payee or the holder hereof may designate, the principal sum of One Million Two Hundred Eighty Thousand Five Hundred Seventy Nine and 70/100 Dollars ($1,280,579.70), with interest thereon at a floating simple interest per annum rate equal to the sum of (a) Two and Seventy Hundredths percent (2.70%) per annum (the "Fixed Rate") plus (b) an interest rate per annum defined as the current "Commercial Paper Rate." "Commercial Paper Rate" shall mean the latest monthly average for commercial paper of one month maturity as indicated in the "Interest Rates, Money, and Capital Markets" table contained in the Federal Reserve Bulletin as last published as of the first business day of the month in which an installment of interest is due. The floating simple interest per annum rate of interest as determinable herein shall hereafter be referred to as the "Monthly Rate."

     The Maker shall, without demand, pay to Payee on the first day of each calendar month, until such time as this Note has been paid in full, all interest accrued hereunder during the preceding calendar month.

     This Note is given in connection with and secured by an Interim Loan and Security Agreement, dated as of December 30, 1994 between Payee and the Maker (the "Agreement").

     All payments shall be paid in lawful money of the United States. The acceptance by Payee or the holder hereof of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute a waiver of Payee's or the holder's right to receive payment in full at such time or at any prior or subsequent time. All payments shall be applied first to interest and then to principal.

     Time is of the essence hereof. If any payment of principal and interest or any other sum due under this Note or the Agreement is not paid within ten (10) days after demand or the due date (as the case may be), the Maker agrees to pay a late charge of five cents ($.05) per dollar on, and in addition to, the amount of each such payment, but not exceeding any lawful maximum. The Maker agrees that upon the failure of the Maker to make payment of any amount due hereunder within ten (10) days after demand or the same becomes due and payable or upon the happening of any Default under the Agreement, the entire principal sum remaining unpaid, together with all accrued interest thereon and any other sum payable under this Note or the Agreement, shall, at the election of Payee or the holder hereof, immediately become due and payable, with interest thereon at 18% per annum or the highest rate allowable by law (whichever is lower) from the date of such accelerated maturity until paid.

     The Maker and all sureties, endorsers, guarantors or any others whom may at any time become liable for the payment hereof jointly and severally consent of, and all substitutions or releases of security or of any party primarily or secondarily liable on this Note or the Agreement or any term and provision of either, which may be made, granted or consented to by Payee or the holder hereof, and agree that suit may be brought and maintained against any one or more of them, at the election of Payee or the holder hereof, without joinder of any other as a party thereto, and that Payee or the holder hereof shall not be required first to foreclose, proceed against, or exhaust any security hereof in order to enforce payment of this Note. The Maker and all sureties, endorsers, guarantors or any others who may at any time become liable for the payment hereof jointly and severally hereby waive presentment, demand for payment, notice of nonpayment, protest, notice of protest, and all other notices in connection herewith, as well as filing of suit (if permitted by law) and diligence in collecting this Note or enforcing any of the security hereof, and agree to pay (if permitted by law) all expenses incurred in collection, including Payee's actual attorney's fees if placed with an attorney for the collection hereof, or if prohibited by law, such lesser sum as may not be so prohibited, and hereby waive all benefits of valuation, appraisement and exemption laws.

     Notwithstanding the foregoing, in no event shall the interest to be charged hereunder exceed the maximum which Payee is lawfully entitled to collect from the Maker.

                                   (Name: signature if Maker an
                                   individual)

                                   By:/s/ M. James Feeney, V.P.
(Witness)                          (Signature and title if Maker
                                   not individual)

                                   By:
(Witness)                          (Signature and title if Maker
                                   not individual)