Form 10-Q
period 1995-09-30
ATLANTIS PLASTICS INC
filed 1995-11-13
CIK 811828

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended   September 30, 1995
                                              ---------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to
                                              ---------------  -----------------

               Commission File number 1-9487
                                      ------

                            ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)


              FLORIDA                                   06-1088270
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

   2665 South Bayshore Drive, Suite 800, Miami, Florida              33133
   -----------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

      (Registrant's telephone number, including Area Code)  (305) 858-2200
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  .  No     .
                                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class Shares                       Outstanding at September 30, 1995
           -------------                      ---------------------------------

      A, $.10 par value                                 4,192,823
      B, $.10 par value                                 2,899,977

-------------------------------------------------------------------------------

                            ATLANTIS PLASTICS, INC.

                               TABLE OF CONTENTS



                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

         Consolidated Income Statements (Unaudited)
         for the three and nine months ended September 30, 1995 and 1994  . . . . .          1

         Consolidated Balance Sheets (Unaudited)
         as of September 30, 1995 and December 31, 1994 . . . . . . . . . . . . . .          2

         Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended September 30, 1995 and 1994  . . . . . . . . . .          3

         Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . .          5

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations . . . . . . . . . . . . .          7


PART II.         OTHER INFORMATION


          Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .          13

          Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .          13


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14


                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED  INCOME  STATEMENTS
                                  (Unaudited)

                                                                            -------------------------  ---------------------------
                                                                               Three Months Ended            Nine Months Ended
                                                                                  September 30                 September 30
                                                                            -------------------------  ---------------------------
                                                                              1995           1994           1995          1994
                                                                            -------------------------  ---------------------------
Net sales................................................................   $70,910,707   $69,563,386   $217,112,113  $187,234,112

Cost of sales............................................................    61,235,840    56,772,631    185,475,600   151,121,825
                                                                            -----------   -----------   ------------  ------------
           Gross profit..................................................     9,674,867    12,790,755     31,636,513    36,112,287

Selling, general and administrative expenses.............................     8,065,557     7,174,498     23,220,006    20,143,278
                                                                            -----------   -----------   ------------  ------------

           Operating income..............................................     1,609,310     5,616,257      8,416,507    15,969,009


Interest expense.........................................................    (3,595,323)   (3,350,639)   (11,095,719)   (9,722,639)
Interest income..........................................................        32,326        33,274        131,189        91,312
                                                                            -----------   -----------   ------------  ------------
           Income (loss) from continuing operations before
            income taxes.................................................    (1,953,687)    2,298,892     (2,548,023)    6,337,682

Income tax (provision) benefit...........................................       676,503    (1,031,530)       487,681    (2,917,431)
                                                                            -----------   -----------   ------------  ------------
           Income (loss) from continuing operations......................    (1,277,184)    1,267,362     (2,060,342)    3,420,251

Income (loss) from discontinued operations,
     less applicable taxes...............................................       355,872       358,306       (250,970)      479,744
Gain on Sale of Western Pioneer, less applicable taxes ..................       482,375             -        482,375             -
                                                                            -----------   -----------   ------------  ------------

           Net income (loss) ...........................................       (438,937)    1,625,668     (1,828,937)    3,899,995

Preferred stock dividends................................................       (36,250)      (36,250)      (108,750)     (108,750)
                                                                            -----------   -----------   ------------  ------------
Income (loss) applicable to
   common shares and equivalents.........................................   $  (475,187)  $ 1,589,418   $ (1,937,687) $  3,791,245
                                                                            ===========   ===========   ============  ============

INCOME (LOSS) PER COMMON SHARE:
  Continuing operations..................................................   $     (0.17)  $      0.16   $      (0.28)        $0.45
  Discontinued operations................................................          0.05          0.05          (0.03)         0.05
  Gain on Sale of Western Pioneer .......................................          0.06          0.00           0.06          0.00
                                                                            -----------   -----------   ------------  ------------
           Net income (loss) ............................................   $     (0.06)  $      0.21   $      (0.25) $       0.50
                                                                            ===========   ===========   ============  ============

Weighted average shares outstanding......................................     7,444,367     7,556,919      7,562,491     7,538,977
                                                                            ===========   ===========   ============  ============

DIVIDENDS DECLARED PER COMMON SHARE......................................   $      0.03   $      0.03   $       0.08  $       0.08
                                                                            ===========   ===========   ============  ============





    See accompanying notes to consolidated financial statements (unaudited).

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS
                                  (Unaudited)


                                                                                             -------------  ------------
                                                                                             September 30,  December 31,
                                                                                                  1995           1994
                                                                                             -------------  ------------
ASSETS

Cash and equivalents.......................................................................   $  3,619,621  $  1,432,567
Accounts receivable, net...................................................................     33,357,721    36,584,996
Inventories................................................................................     18,520,046    22,854,778
Other current assets.......................................................................      4,704,054     6,353,248
                                                                                              ------------  ------------
    Current assets.........................................................................     60,201,442    67,225,589

Property and equipment, net................................................................     64,431,285    61,255,540
Investment in WinsLoew Furniture, Inc. stock...............................................      5,127,781     5,096,722
Net assets of discontinued operations......................................................              0     9,378,506
Goodwill, net of amortization..............................................................     61,993,044    63,466,653
Other assets...............................................................................      3,898,462     5,098,953
                                                                                              ------------  ------------

                                                                                              $195,652,014  $211,521,963
                                                                                              ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses......................................................   $ 25,945,966  $ 32,398,197
Current portion of long-term debt..........................................................      2,375,957     1,859,821
                                                                                              ------------  ------------
    Current liabilities....................................................................     28,321,923    34,258,018

Long-term debt, net of current portion.....................................................    119,602,083   127,374,389
Deferred income taxes......................................................................      7,596,420     7,841,678
Other liabilities..........................................................................      1,437,135     1,625,530
                                                                                              ------------  ------------
    Total liabilities......................................................................    156,957,561   171,099,615
                                                                                              ------------  ------------
Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value, 20,000 shares
      authorized, issued and outstanding in 1995 and 1994..................................      2,000,000     2,000,000
  Class A common stock, $.10 par value, 20,000,000 shares authorized,
    4,192,823 and 4,082,437 shares issued and outstanding in 1995 and 1994.................        419,282       408,244
  Class B common stock, $.10 par value, 7,000,000 shares authorized,
    2,899,977 and 3,002,363 shares issued and outstanding in 1995 and 1994.................        289,998       300,236
  Additional paid-in capital...............................................................      6,827,531     6,781,206
  Unrealized holding gains (losses), net of tax............................................        410,008      (284,219)
  Retained earnings........................................................................     28,747,634    31,216,881
                                                                                              ------------  ------------
    Total shareholders' equity.............................................................     38,694,453    40,422,348

                                                                                              ------------  ------------
                                                                                              $195,652,014  $211,521,963
                                                                                              ============  ============




    See accompanying notes to consolidated financial statements (unaudited).

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (Unaudited)

                                                                                               -------------------------
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                               -------------------------
                                                                                                   1995          1994
                                                                                               -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................................    $(1,828,937)  $ 3,899,995
                                                                                               -----------   -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
        Depreciation.......................................................................      6,255,816     5,742,184
        Amortization of goodwill...........................................................      1,473,609     1,308,698
        Loan fee and other amortization....................................................        390,368       373,371
        Gain on sale of Western Pioneer....................................................       (482,375)            0
        Gain on sale of Joint Venture......................................................        (36,432)            0
    Changes in assets and liabilities, net of acquisition of assets of business in 1994:
        Accounts receivable................................................................      3,227,275    (8,711,090)
        Inventories........................................................................      4,334,732    (3,870,927)
        Other current assets...............................................................      1,649,194    (1,664,829)
        Accounts payable and accrued expenses..............................................     (6,452,231)      301,112
        Deferred income taxes..............................................................       (245,258)       79,216
        Other liabilities..................................................................       (188,395)     (157,675)
        Other, net.........................................................................       (367,387)      (17,107)
    Effects of discontinued operations.....................................................     (1,464,356)     (374,427)
                                                                                               -----------   -----------
        Total adjustments..................................................................      8,094,560    (6,991,474)
                                                                                               -----------   -----------
          Net cash provided by (used in) operating activities..............................      6,265,623    (3,091,479)
                                                                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................................................     (9,099,214)  (12,159,301)
  Proceeds from sale of Western Pioneer....................................................     12,000,000             0
  Proceeds from sale of Joint Venture......................................................        870,000             0
  Payment for acquisition of assets of business............................................              0   (12,411,835)
                                                                                               -----------   -----------
          Net cash provided by (used in) investing activities..............................      3,770,786   (24,571,136)
                                                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements.............................................     23,497,214    35,519,878
  Repayments under revolving credit agreements.............................................    (45,161,685)  (12,503,837)
  Payments on long-term debt...............................................................     (1,052,587)     (301,684)
  Proceeds from issuance of long-term debt.................................................     15,460,888     4,800,000
  Dividends on preferred and common stock..................................................       (640,310)     (643,764)
  Purchases of treasury stock..............................................................              0      (728,728)
  Proceeds from exercise of stock options..................................................         47,125       192,990
                                                                                               -----------   -----------
          Net cash (used in) provided by financing activities..............................     (7,849,355)   26,334,855
                                                                                               -----------   -----------
Net increase (decrease) in cash and equivalents............................................      2,187,054    (1,327,760)

Cash and equivalents at beginning of period................................................      1,432,567     2,170,060
                                                                                               -----------   -----------
Cash and equivalents at end of period......................................................    $ 3,619,621   $   842,300
                                                                                               ===========   ===========





                                  (Continued)

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Unaudited)



Supplemental disclosures of cash flow information - continuing operations:

                                                                                               -------------------------
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                               -------------------------
                                                                                                  1995         1994
                                                                                               -------------------------
    Cash paid during the period for:

      Interest.............................................................................    $13,133,294   $12,024,536
                                                                                               ===========   ===========

      Income taxes.........................................................................    $ 1,316,048   $ 3,150,269
                                                                                               ===========   ===========




During 1994 the Company purchased certain assets and assumed certain liabilities of Advanced Plastics, Inc. for $12,411,835. Assets acquired, liabilities assumed and consideration paid for this acquisition was as follows:



Fair value of assets acquired...............................................................                 $13,095,629

Liabilities assumed.........................................................................                    (683,794)
                                                                                                             -----------

                                                                                                             $12,411,835
                                                                                                             ===========



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

         Atlantis Molded Plastics currently accounts for approximately one-third of the Company's net sales and consists of three principal technologies, serving a wide variety of specific market segments: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, (ii) a variety of standard and custom extruded parts (profile extrusion) that are incorporated into a broad range of consumer and commercial products including plastic moldings, trims, channels, seals and gaskets that are used in recreational vehicles, doors, residential windows, office furniture and retail store fixtures, and (iii) blow molded milk, juice, water and industrial containers in a variety of shapes and sizes.

         Western Pioneer Insurance Company ("Western Pioneer"), which was sold on August 31, 1995, has been presented as a discontinued operation in the accompanying financial statements (see Note 7).

         All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current year presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3.       Net income (loss) per common share was computed by dividing net income
         (loss), after deducting dividends applicable to preferred stock, by the weighted average number of shares and share equivalents outstanding during the period. Fully diluted net income (loss) per common share is substantially equivalent to primary net income per common share.

4. During May 1994, the Company purchased substantially all of the assets (excluding cash) and assumed all of the liabilities (excluding interest bearing indebtedness and amounts due to the seller) of Advanced Plastics, Inc. ("Advanced"). The acquisition was accounted for using the purchase method, and accordingly, Advanced's operating results have been included in the consolidated income statements since the date of the acquisition. If the acquisition of Advanced had occurred on January 1, 1994, the Company's pro forma income from continuing operations for the first nine months of 1994 would have been $3.6 million, or $0.46 per share.

5. The following table summarizes the cost and approximate fair value of the Company's WinsLoew stock investment, which is classified as available-for-sale at September 30, 1995:

                                                                                   Unrealized
                                                                         -------------------------------
                                                           Cost             Gains                Losses      Fair Value
                                                        -----------       ---------              ------      -----------
            WinsLoew Stock  . . . . . . . . . . . . .   $ 4,506,557       $ 621,224              $   --      $ 5,127,781

6. During September 1995, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture to CKS Packaging, Inc., its joint venture partner, for approximately $870,000 plus the assumption of the joint venture's indebtedness. The after-tax gain recognized on the sale was approximately $36,000. The net cash proceeds after expenses were used to reduce the Company's revolving credit facility.

7. Western Pioneer, the Company's California property-casualty insurance subsidiary, which has been classified as a discontinued operation in the accompanying financial statements, was sold to a Massachusetts-based property and casualty insurance holding company on August 31, 1995 for $12 million. In connection with the sale, the Company purchased vacant land from Western Pioneer for approximately $639,000. The Company intends to dispose of this land. The after-tax gain recognized on the sale was approximately $482,000. The net cash proceeds after the land purchase, taxes, expenses and inter-company amounts were applied to the Company's revolving credit facility.

         The following table summarizes Western Pioneer's operating results for the three and nine month periods ended September 30, 1995 and 1994 (in thousands):

                                                    THREE MONTHS                      NINE MONTHS
                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                -------------------               -------------------
                                                1995 (a)       1994               1995 (a)       1994
                                              ----------       ----               --------       ----
            REVENUES                           $4,629        $6,152               $17,621     $17,118
            EXPENSES                            4,273         5,794                17,872      16,638
            NET INCOME (LOSS)                     356           358                  (251)        480


         (a)  Represents the two and eight months ended August 31, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's continuing operations consist of two major business segments which produce a wide variety of polyethylene stretch and custom films ("Atlantis Plastic Films") and molded plastic products ("Atlantis Molded Plastics").

Western Pioneer, the Company's California property-casualty insurance subsidiary, which was sold on August 31, 1995, has been presented as a discontinued operation in the accompanying financial statements. See Note 7 for certain information regarding Western Pioneer.

CONTINUING OPERATIONS

Sales, gross profit and operating income for the third quarter and year-to-date periods ended September 30, 1995 and 1994 were as follows (in thousands):

                                                 Three Months Ended                                    Nine Months Ended
                                                    September 30,                                        September 30,
                                          -----------------------------------                -------------------------------------
                                             1995                  1994                           1995                1994
                                             ----                  ----                           ----                ----
                                                    % of                  % of                           % of               % of
 SALES:                                 Amount      Total     Amount     Total                Amount    Total     Amount    Total
 ------                                 ------      -----     ------     -----                ------    -----     ------    -----
 Atlantis Plastic Films                $48,265       68%     $45,153      65%                $149,080    69%     $122,954    66%
 Atlantis Molded Plastics               22,646       32%      24,410      35%                  68,032    31%       64,280    34%
                                       -------      ---      -------     ---                 --------   ---      --------   ---
     TOTAL                             $70,911      100%     $69,563     100%                $217,112   100%     $187,234   100%
                                       =======      ===      =======     ===                 ========   ===      ========   ===

                                                    % of                 % of                           % of               % of
GROSS PROFIT:                                       Sales                Sales                          Sales              Sales
-------------                                       -----                -----                          -----              -----
Atlantis Plastic Films                 $ 7,258       15%     $ 8,233      18%                $ 24,286    16%     $ 24,470    20%
Atlantis Molded Plastics                 2,417       11%       4,558      19%                   7,351    11%       11,642    18%
                                       -------      ---      -------     ---                 --------   ---      --------   ---

    TOTAL                              $ 9,675       14%     $12,791      18%                $ 31,637    15%     $ 36,112    19%
                                       =======      ===      =======     ===                 ========   ===      ========   ===

OPERATING INCOME:
-----------------
Atlantis Plastic Films                 $ 1,626        3%     $ 2,682       6%                $  7,142     5%     $  8,737     7%
Atlantis Molded Plastics                   (17)       0%       2,934      12%                   1,275     2%        7,232    11%
                                       -------      ---      -------     ---                 --------   ---      --------   ---

    TOTAL                              $ 1,609        2%     $ 5,616       8%                $  8,417     4%     $ 15,969     9%
                                       =======      ===      =======     ===                 ========   ===      ========   ===

SALES

First quarter 1995 Atlantis Plastic Film sales of $55.1 million were 53% above first quarter 1994 sales, primarily due to higher film selling prices during 1995 resulting from passing through to customers increases in plastic resin prices (the major raw material component of the Company's products) during 1994 and early 1995, and increased sales volume within the film operating units. During the second and third quarters of 1995, demand for plastic film softened, and selling prices of films declined as resins prices fell, contributing to lower second and third quarter Atlantis Plastic Films sales of $45.7 million and $48.3 million, respectively, which were ahead of last year's second and third quarter, but below the first quarter of 1995.

During the last nine months of 1994, plastic resin prices increased by approximately 75%, causing film product demand to rise beyond normal levels as customers increased inventories in order to avoid purchases at anticipated higher selling prices. During the second quarter of 1995, the film market, anticipating resin price declines, experienced a significant weakening in demand as customers postponed purchases in order to reduce abnormally high inventories created during the preceding period and to maximize product purchases at expected future lower prices. Resin prices started declining in June 1995, and have fallen approximately 25% (or $0.13 per pound) from early June through early November, 1995.

Looking ahead, the Company believes the above-described inventory correction has largely abated, and the film market has returned to its normal growth pattern. However, it is anticipated that customers will continue to maintain inventories at minimum levels with the expectation that resin prices will continue to decline.

The Company is in the process of reconfiguring its stretch film sales organization, converting from an independent sales representative structure to a structure comprised of both independent sales representatives and full-time employees. Sales representatives who will continue to represent the Company in 1996 will do so under a revised commission schedule. The Company expects to incur approximately $800,000 in one-time expenses during the third and fourth quarters of 1995 associated with this change, with most of these expenses to be incurred during the fourth quarter, and expects to realize an annual savings beginning in 1996 equal to or exceeding this one-time expense.

Third quarter 1995 Atlantis Molded Plastics sales of $22.6 million fell below last year's $24.4 million for the same period. The Company's injection molding unit experienced a third quarter decline in sales, due to several factors: (i) sales of refrigeration-related parts declined compared to last year, (ii) the effects of a negotiated price reduction with a major customer, and (iii) changes in product mix.

Total sales for the first nine months of $217.1 million increased by 16% due to resin price increases described above, and also due to incremental sales volume resulting from added capacity created by the Company's recent capital expansion programs, and the contribution from the May 1994 acquisition of Advanced, an injection molder located in Warren, Ohio (see Note 4).

GROSS PROFITS

The decline in film demand during the second and third quarter adversely impacted 1995 Atlantis Plastic Films gross profits compared to last year, with third quarter gross profit of $7.3 million (15% of sales), compared to last year's third quarter gross profit of $8.2 million (18% of sales). First nine months 1995 gross profits for Atlantis Plastic Films equaled $24.3 million (16% of sales), compared to $24.5 million (20% of sales) in 1994.

The Atlantis Molded Plastics third quarter and year-to-date 1995 gross profit percentages of 11% decreased substantially compared to last year's third quarter gross profit percentage of 19%, and year-to-date 1994 percentage of 18%. The substantial decline in 1995 Atlantis Molded Plastics gross profits reflects continued poor injection molding profitability resulting from a variety of factors, including: (i) the decline in sales described above, (ii) unusually high overtime due to selected high demand for certain parts, and
(iii) manufacturing inefficiencies within certain phases of the production process.

In order to address the factors described above, the Company has implemented a number of personnel and process improvement changes, and expects a gradual improvement in profitability for the injection molding unit as these changes become fully integrated.

The year-to-date 1995 decline in Atlantis Molded Plastics gross profit percentages was also caused by lower blow molding profitability due to continued competitive pricing pressures within the dairy plastic container markets, partially offset by stronger profitability in the profile extrusion unit resulting from increased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

Third quarter 1995 SG&A equaled $8.1 million (11% of sales), compared to last year's third quarter SG&A of $7.2 million (10% of sales). Year-to-date 1995 SG&A totaled $23.2 million (11% of sales), compared to last year's first nine months SG&A of $20.1 million (11% of sales).

The dollar increase in SG&A for the 1995 third quarter and year-to-date periods resulted from higher 1995 sales commission payments within the film unit, caused by the increase in sales compared to last year, partially offset by lower incentive compensation accruals and a reduction in salaried headcount. In addition, third quarter and year-to-date 1995 SG&A expense includes approximately $600,000 representing the unreserved portion of a potentially uncollectable account receivable within the injection molding unit. The year-to-date 1995 dollar increase in SG&A was also attributable to the inclusion of Advanced since May 1994.

INCOME

As a result of the factors described above, third quarter 1995 operating income equaled $1.6 million, compared to $5.6 million for the same period last year. Year-to-date 1995 operating income equaled $8.4 million, compared to $16.0 million in the first nine months of 1994.

The third quarter 1995 loss from continuing operations equaled $1.3 million, or $0.17 per share, compared to income from continuing operations of $1.3 million, or $0.16 per share for the third quarter of 1994. The year-to-date 1995 loss from continuing operations equaled $2.1 million, or $0.28 per share, compared to first nine months 1994 income from continuing operations of $3.4 million, or $0.45 per share.

INTEREST EXPENSE & TAXES

Third quarter 1995 interest expense of $3.6 million was 7% higher than the $3.4 million posted for the same period last year. Year-to-date 1995 interest expense of $11.1 million also increased compared to last year's first nine months interest expense of $9.7 million. The increases can be attributed to increased borrowing levels during 1995, primarily during the first half of the year, in connection with: (i) higher inventory and accounts receivable average balances during the first half of the fiscal year associated with higher sales levels compared to the first half of 1994, (ii) the May 1994 acquisition of Advanced, and (iii) borrowings in connection with equipment financing programs established during 1994 and 1995.

While third quarter 1995 interest expense was higher than the comparable period last year, it decreased by approximately $240,000 and $70,000 compared to the second and first quarter of 1995, respectively. As discussed below in "Liquidity and Capital Resources", during the second and third quarter of 1995 the Company's management focused on streamlining inventories, improving collections on accounts receivable and reducing outstanding indebtedness. As a result, reductions have been achieved in all of these categories from their respective March 31, 1995 and December 31, 1994 balances.

In addition, as further described in Notes 6 and 7, during August and September, 1995 the Company sold Western Pioneer, its property-casualty insurance subsidiary (presented as a discontinued operation), and its 50% interest in the CKS/Rigal blow molding joint venture, with the net proceeds from these sales used to reduce outstanding indebtedness. Based upon the reduction in outstanding indebtedness, assuming market interest rates remain constant, management anticipates a continued reduction in interest expense during the remainder of 1995 when compared to the first half of 1995.

The Company's effective tax rates during the third quarter and year-to-date periods of 1995 and 1994 were affected by nondeductible goodwill amortization, with the 1995 tax rates also affected by the tax impact of the September 1995 sale of the Company's 50% interest in the CKS/Rigal blow molding joint venture (see Note 6).

DISCONTINUED OPERATIONS

Western Pioneer was sold to a Massachusetts-based property and casualty insurance holding company on August 31, 1995 for $12 million. See Note 7 for additional information regarding this sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1995 totaled approximately $31.9 million, compared to $33.0 million at December 31, 1994. Cash totaled $3.6 million at September 30, 1995, compared to $1.4 million at December 31, 1994. The table below presents selected balance sheet and quarterly cash flow data (in thousands):

                                                        SEPT. 30,         JUNE 30,          MARCH 31,        DEC. 31,
                                                          1995              1995              1995             1994
                                                          ----              ----              ----             ----
  SELECTED WORKING CAPITAL/DEBT DATA:
  Working Capital                                       $ 31,879          $ 34,442           $ 39,453        $ 32,968
  Inventory                                               18,520            19,879             26,711          22,855
  Accounts Receivable                                     33,358            32,943             37,268          36,585

  Total Debt                                             121,978           135,136            137,118         129,234
  Revolving Credit Facility Unused Availability           28,175            15,603              4,934           6,636

                                                       NINE MONTHS         THIRD              SECOND          FIRST
                                                          ENDED           QUARTER,           QUARTER,        QUARTER,
                                                        SEPT. 30,           1995               1995            1995
                                                        ---------           ----               ----            ----
                                                          1995
                                                          ----
  SELECTED CASH FLOW DATA:
  Cash Provided by (Used In) Operating Activities       $  6,266          $  3,593           $  6,097        $ (3,424)
  Cash Provided by (Used in) Investing Activities          3,771            11,160             (3,078)         (4,311)
  Cash (Used In) Provided by Financing Activities         (7,849)          (13,369)            (2,149)          7,669

During the second quarter of 1995, as film demand began to soften and resin price decreases appeared imminent, the Company focused on the reduction of inventories, accounts receivable and outstanding indebtedness. This resulted in significant declines in these levels. Outstanding indebtedness was also reduced by the net proceeds from the August and September, 1995 sales of Western Pioneer and the Company's 50% interest in the CKS/Rigal blow molding joint venture, as more fully described in Notes 6 and 7.

Accounts payable and accrued expenses were also reduced by approximately $6.5 million during the first nine months of 1995. Looking ahead, the Company's management expects that, given the significant working capital reductions achieved in the second and third quarters of 1995, future working capital fluctuations will not be as significant and will correspond to the Company's future sales levels.

During the last half of 1994 and the first nine months of 1995, the Company has utilized equipment financing programs to finance the majority of its capital expenditures. Covenants relating to the Company's $100 million Senior Notes indebtedness restrict the Company from taking certain actions unless specified interest coverage ratio and other tests are met. The Company's recent decline in operating profitability has caused it to fall below the interest coverage ratio requirement for the trailing twelve months ended September 30, 1995, and, accordingly, the Company's ability to incur new debt or otherwise become directly or indirectly obligated with respect to any debt is restricted in certain respects until it is again able to meet the interest coverage ratio requirement on a trailing twelve month basis.

However, notwithstanding the foregoing restrictions, the Company is fully permitted to (i) borrow available funds on its credit facility, and to (ii) incur new debt in connection with the refinancing of existing debt and certain other types of financings. At September 30, 1995, the Company had approximately $28.2 million of unrestricted availability on its revolving credit facility based on eligible collateral.

Management believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to satisfy the Company's debt service obligations and working capital requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

In the first nine months of 1995, net cash provided by operating activities was approximately $6.3 million, compared to $3.1 million of net cash used in operating activities for the same period last year. Accounts receivable and inventories decreased by $3.2 million and $4.3 million, respectively, during the first nine months of 1995, due to: (i) the accounts receivable and inventory reduction programs initiated by the Company during the second quarter, as described above, and (ii) the downturn in film demand and sales levels compared to the year-end 1994 period.

Accounts payable and accrued expenses at September 30, 1995 decreased compared to the 1994 year-end balance due to first quarter 1995 payments of 1994-related incentive compensation and capital expenditures accrued at year-end 1994, and due to lower accrued interest on the Company's $100 million Senior Notes compared to the year-end 1994 accrual (interest paid semi-annually on February 15 and August 15 of each year).

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities during the first nine months of 1995 equaled $3.8 million, consisting of the proceeds from the August and September, 1995 sales of Western Pioneer and the Company's 50% interest in the CKS/Rigal blow molding joint venture (see Notes 6 and 7), offset by capital expenditures of $9.1 million. Cash used in investing activities for the same period in 1994 equaled $24.6 million, comprised of capital expenditures of $12.2 million and funds used to acquire the assets of Advanced of $12.4 million (see Note 4 or information regarding the Company's purchase of Advanced in May 1994).

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities for the first nine months of 1995 was $7.8 million, compared to cash provided by financing activities of $26.3 million in the first nine months of 1994. Net borrowings on the Company's revolving credit facility were reduced by approximately $21.7 million during the first nine months of 1995, along with other principal payments on long-term debt of approximately $1.1 million during this period. During the first nine months of 1995, total borrowings equaled $15.5 million, which were primarily utilized to fund the capital expenditures described above, and to finance certain equipment acquired during 1994. The Company paid dividends on common and preferred stock of approximately $640,000.

Part II.  Other Information

Item 1.          Legal Proceedings.
                 The Company is, from time to time, involved in routine litigation. Nonesuch routine litigation in which the Company is presently involved is material to its financial position or results of operations.

Item 6.          Exhibits and Reports on Form 8-K.

(3)  EXHIBITS

10.1 Purchase Agreement for the acquisition of the Joint Venture Interest of Rigal Plastics, Inc. in CKS/Rigal Plastics, by and between CKS Plastics, Inc., a Florida corporation and the Registrant, dated as of July 31, 1995.

10.2   Fourth Amendment to Heller Credit Agreement, dated as of September 30,
       1995.

10.3 First Amendment to National City Bank, Northeast, Credit Agreement, dated as of September 30, 1995.

27.1   Financial Data Schedule (for SEC use only)
_______________________________

(b)    Reports on Form 8-K:

       During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant filed a Current Report on Form 8-K, dated September 13, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           ATLANTIS PLASTICS, INC.



Date: November 13, 1995                    /s/ Anthony F. Bova
                                           -------------------
                                           ANTHONY F. BOVA
                                           President and Chief Executive Officer



Date: November 13, 1995                    /s/ Paul Rudovsky
                                           ------------------------
                                           PAUL RUDOVSKY
                                           Executive Vice President
                                             and Chief Financial Officer