Form 10-K
period 1995-12-31
ATLANTIS PLASTICS INC
filed 1996-03-29
CIK 811828

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     or
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                         to
                               -----------------------    ----------------------

                        Commission file number 1-9487

                           ATLANTIS PLASTICS, INC.
           (Exact name of registrant as specified in its charter)



            FLORIDA                                     06-1088270
---------------------------------               -------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)



1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA            30339
----------------------------------------------           -------
   (Address of principal executive offices)             (Zip Code)


     (Registrant's telephone number, including area code) (800) 497-7659

         Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
           Title of each class                        on which registered
           -------------------                        -------------------
           CLASS A COMMON STOCK,                    AMERICAN STOCK EXCHANGE
         $.10 PAR VALUE PER SHARE                   PACIFIC STOCK EXCHANGE

      Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant as of January 31, 1996, was approximately $17,402,000 based on a $5.00 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of January 31, 1996 were 4,192,823 and 2,899,977, respectively.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                                INDEX TO ITEMS

                                                                 Page
                                                                 ----
Part I
Item 1.           Business .....................................   3

Item 2.           Properties ...................................  10

Item 3.           Legal Proceedings ............................  11

Item 4.           Submission of Matters to a Vote of
                  Security Holders .............................  11

Part II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters ..................  11

Item 6.           Selected Financial Data ......................  12

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ...................................  13

Item 8.           Financial Statements and Supplementary Data ..  21

Item 9.           Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure .........................  40

Part III


Item 10.          Directors and Executive Officers of
                  the Registrant ...............................  40

Item 11.          Executive Compensation .......................  40

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management ........................  40

Item 13.          Certain Relationships and Related
                  Transactions .................................  40

Part IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K ......................  41

Exhibits .......................................................  41

Signatures .....................................................  46

                                   PART I

ITEM 1.  BUSINESS

THE COMPANY

     Atlantis Plastics, Inc. ("Atlantis" or the "Company"), is a leading U.S. plastics manufacturer comprised of two operating segments: (i) Atlantis Plastic Films, which produces polyethylene stretch and custom films used in a variety of industrial and consumer applications, and (ii) Atlantis Molded Plastics, which produces molded plastic products for a variety of applications, including products and components for the appliance, automotive, recreational vehicle, and dairy industries.

     Atlantis Plastic Films accounts for approximately two-thirds of the Company's net sales and produces (i) stretch films (multi-layer plastic films that are used principally to wrap pallets of materials for shipping or storage), (ii) custom film products (high-grade laminating films, embossed films and specialty film products targeted primarily to industrial and agricultural markets), and (iii) institutional products such as aprons, gloves, and tablecloths which are converted from polyethylene films.

     Atlantis Molded Plastics accounts for approximately one-third of the Company's net sales and consists of three principal technologies, serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, (ii) a variety of extruded plastic trim and channel systems (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture and retail store fixtures, and (iii) blow molded milk, juice, water and industrial containers in a variety of shapes and sizes.

     The Company's fourteen plastics manufacturing facilities produce a wide spectrum of products for industrial, commercial and consumer markets. Management believes that the Company's diversification and broad range of capabilities reduce the Company's exposure to economic downturns in specific industries and permit the Company to react efficiently to specific market opportunities.

     The Company was founded in 1984 and initially grew primarily through acquisitions in the plastics, insurance and furniture manufacturing industries. In recent years the Company has concentrated its resources in the plastics industry, and, as part of this strategic focus, on August 31, 1995 the Company sold Western Pioneer Insurance Company ("Western Pioneer"), its property-casualty insurance subsidiary which had been classified as a discontinued operation, for $12.0 million to a Massachusetts-based property casualty insurer. The Company also holds for sale a 9% WinsLoew Furniture, Inc. stock investment.

     In May, 1994 the Company changed its state of incorporation from Delaware to Florida in order to reduce its state franchise taxes. Profiles of the Company's businesses are outlined within the "Market Capabilities" section below. Descriptions of the Company's facilities are set forth within Item 2, "Properties". The Company's executive offices are located at 1870 The Exchange, Suite 200, Atlanta, Georgia 30339, and its telephone number is (800) 497-7659.

     During early 1995, the Company installed a new senior management group and a new strategic operating plan was developed which, as further described below, outlined the following strategic objectives to be accomplished during 1995 and 1996: (i) simplifying the organizational structure with a corresponding decrease in salaried headcount, (ii) the implementation of a cost reduction program targeting both fixed and variable costs throughout the Company, (iii) the reconfiguration of its stretch film sales organization to better service its customer base at a lower cost, (iv) the identification and disposal of non-strategic businesses, and (v) the implementation of an asset management program directed at reducing inventories, accounts receivable, outstanding indebtedness and interest expense.

     The Company's growth and profit improvement strategies seek to capitalize on the Company's existing manufacturing capabilities and reputation for product quality and customer service. The Company's specific strategies include (i) ongoing efforts to reduce cost of sales, control the Company's fixed costs and realize manufacturing efficiencies, (ii) concentrated efforts to continually improve product quality and customer satisfaction by training employees in and applying Total Quality Management and Statistical Process Control systems, and
(iii) developing new products to increase sales to new and existing customers, to improve profit margins and to enhance the Company's position as a provider of value-added products and services.


STRATEGIC OPERATING PLAN

     The strategic operating plan developed by the Company during 1995 focuses on achieving the following objectives:

     Simplifying the Organizational Structure and Reducing Salaried Headcount. During the first quarter of 1995, the Company's organizational structure was analyzed and simplified, resulting in the removal of one layer of management. Salaried headcount was reduced by approximately 16% in total during the second, third and fourth quarters of 1995. This reduction resulted in an annualized reduction in salaried personnel costs of approximately $2.2 million by December 31, 1995 compared to salaried personnel costs on an annual basis for the Company prior to the restructuring, excluding one-time severance and other personnel-related costs associated with the restructuring.

     Implementation of Cost Reduction Program Targeting both Fixed and Variable
Costs.   During the fourth quarter of 1995, in order to reduce fixed overhead and variable costs and increase the custom film unit's profitability, the Company downsized its Tulsa, Oklahoma custom film facility, making it a satellite of the Cartersville, Georgia custom film facility and transferring certain of its production volume to the Mankato, Minnesota and the Cartersville custom film facilities. The Tulsa restructuring reduced headcount, removed older equipment from service at that facility, and allowed Atlantis to more effectively utilize its total custom film capacity.

     Also during the fourth quarter of 1995, the Company's injection molding unit significantly reduced overtime and salaried headcount, initiated continuous operations at its Henderson, Kentucky facility (this change is scheduled for implementation at the remaining injection molding facilities during the first half of 1996), and initiated the decentralization of its engineering and administrative functions which were formerly conducted only at the Henderson facility. As these changes become fully integrated, they are expected to lower operating costs, improve operating efficiency and control, and increase throughput.

     The Reconfiguration of the Stretch Film Sales Organization to Better Service its Customer Base at a Lower Cost. During the fourth quarter of 1995, the Company reconfigured its stretch film sales organization, converting from an independent sales representative structure to one consisting primarily of direct sales personnel. This change was made in order to improve customer service, account/pricing control, market intelligence, and relationships with key customers, and also to reduce the Company's marketing costs. The Company incurred approximately $800,000 in one-time expenses during the third and fourth quarters of 1995 associated with this change, and expects to realize annual savings significantly in excess of this one-time expense beginning in 1996.

     The Identification and Disposal of Non-Strategic Businesses. On August 31, 1995, the Company sold Western Pioneer to a Massachusetts-based property casualty insurance company for $12.0 million. During September 1995, as the Company's planned first step in exiting its blow molding business, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture to CKS Packaging, Inc., its joint venture partner, for approximately $870,000. The net cash proceeds after expenses from these sales were applied to the Company's revolving credit facility. During January 1996, the Company announced plans to sell Plastic Containers, Inc., its remaining manufacturer of blow molded plastic containers.

     Implementation of an Asset Management Program to Reduce Inventories, Accounts Receivable, Outstanding Indebtedness and Interest Expense. During the second quarter of 1995, as film demand began to soften and resin price decreases appeared imminent (see discussion of "Raw Materials" below), the Company focused on the reduction of inventories, accounts receivable and outstanding indebtedness. As a result, and also due to the declines in resin prices experienced during 1995, significant declines were posted in each of these areas from the levels maintained during late 1994 and early 1995. Outstanding indebtedness was also reduced by the net proceeds from the 1995 sales of Western Pioneer and the Company's 50% interest in the CKS/Rigal blow molding joint venture. Total debt was reduced from $129.2 million at year-end 1994 and a 1995 high of $142.8 million (May, 1995) to $116.5 million at year-end 1995.


BUSINESS GROWTH AND PROFIT IMPROVEMENT STRATEGIES

     The Company's general business strategy emphasizes the following elements:

     Improved Cost Controls and Manufacturing Efficiencies. The Company continues to focus its efforts on reducing operating costs and improving manufacturing efficiencies with a strong emphasis on reducing scrap rates and overtime, increasing plant and equipment yields, reducing equipment downtime, and improving the purchasing cycle in order to reduce material costs. As part of these efforts, cost control goals are continually set and improvements measured in the areas described above, compared to performance levels previously obtained. Strong emphasis is also placed on managing and reducing the total number of stock keeping units ("SKU") maintained within each business unit, while still effectively servicing customer needs. SKU reductions have resulted in longer run times between changeovers and lower required inventory levels.

     Emphasis on Quality and Customer Satisfaction. Quality is an integral part of the products and services provided to customers. As a result, the Company has made extensive efforts to train its employees in Total Quality Management Systems. Many of the Company's employees have also been trained in Statistical Process Control ("SPC") methods, and two of the Company's three stretch film manufacturing facilities have been ISO 9002 certified, with the third plant expected to be certified during the first half of 1996. The Company's efforts to improve customer satisfaction also include developing stronger relationships with major customers to enhance communications and develop long-term relationships, assuring the production of products which closely match customer specifications, and maximizing on-time delivery rates.

     Development of New Products. Historically, the Company has enhanced its competitive position and operating profitability by developing and introducing products that permit the penetration of new markets, including new lines of thinner gauge polyethylene films. The Company intends to continue to work with its suppliers and customers to develop new products that complement the Company's current product lines and can be produced using the Company's existing manufacturing capabilities. The Company's Customer Applications and Training Laboratory for product development, evaluation and training in its stretch and custom film operating units permits focused research and development efforts. Management believes that the Company's extensive manufacturing capabilities and the geographic scope of its plant locations provide a competitive advantage with respect to attracting and accommodating customers who desire a full service provider. Management also believes that the Company's diversified customer base reduces the Company's exposure to economic downturns in specific industries.


MARKET CAPABILITIES

     STRETCH FILMS. Atlantis manufactures multi-layer stretch film used principally to wrap pallets of material for storage or shipping. Stretch film is manufactured using both blown and cast extrusion processes and must meet rigid customer specifications. To produce this product, Atlantis uses a combination of polyethylene resins and other materials to make a film with various characteristics. The resulting product is a very thin film which stretches up to 300%, clings to itself, and is puncture resistant.

     Atlantis purchases several types of linear low-density resins and other materials to manufacture its stretch film products. Atlantis has contracts with resin manufacturers which allow it to achieve what it believes to be the best combination of price, resin availability and new product development support. Management believes its relationships with its resin suppliers are very good.

     As described above, during the fourth quarter of 1995 the Company reconfigured its stretch film sales organization, converting from an independent sales representative structure to one consisting primarily of direct sales personnel. The Company's stretch film products are sold primarily through independent industrial packaging distributors and, to a lesser degree, directly to end users. With the majority of its products sold to distributors, Atlantis places particular emphasis on assisting distributors in sales to end users. The Company intends to increase its direct marketing and sales efforts to national accounts in certain areas.


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

     Approximately 20 different types of resin, delivered in pellet form, and approximately ten types of color additives are used in the manufacturing process. Atlantis has supply contracts that fulfill most of its present requirements and believes that it has adequate sources available to meet remaining raw material needs. Relationships with its suppliers are considered very good.

     Atlantis also converts film into institutional products such as plastic gloves, aprons and tablecloths. Since 1993, sales of these products have increased significantly due to the acquisition and integration of the assets of United Plastic Products. This acquisition not only made Atlantis Plastic Films one of the largest producers of polyethylene products for institutional food handling markets, it also added substantial new state-of-the-art cast embossing capacity to complement its current embossed production.


     INJECTION MOLDING. Atlantis produces custom thermoplastic parts by injection molding. These parts are used in large and small appliances (including refrigerators, air conditioners, dehumidifiers, dishwashers and microwave ovens), agricultural and automotive products and hand-held power tools.

     Atlantis operates molding presses ranging from 30 to 1,000 tons and related secondary equipment in Henderson, Kentucky, Ft. Smith, Arkansas, Warren, Ohio, and Nashville and Jackson, Tennessee. This wide variety of equipment configuration and plant location alternatives enable it to accommodate customers that require multiple components, various press sizes and secondary operations.

     During 1995, approximately 46% of this unit's sales (10% of the Company's net sales) were to the refrigeration and air conditioning divisions of Whirlpool Corporation. Although Whirlpool has been a customer for over 40 years, there can be no assurance that a significant reduction in Whirlpool-related volume, or the loss of Whirlpool as a customer, would not have a material adverse effect on the Company's financial condition or results of operations.

     The injection molding unit provides an in-house sales and engineering staff which assists in the design of products to customer specifications, designs molds to produce those products and oversees the construction of the necessary molds. Its "program management" concept promotes early involvement with customers' engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its SPC systems enable it to meet these established quality standards on a cost-efficient basis. Management believes that its ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping and assembly, provide a competitive advantage in selling to national accounts.

     The majority of the sales are generated by Company personnel. Independent sales agencies' representatives, calling primarily on industrial customers in the Midwest, account for the balance.

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


     PROFILE EXTRUSION. Atlantis produces a variety of extruded plastic trim and channel systems that are incorporated into a broad range of consumer and commercial products. During the past twelve months, the profile extrusion unit utilized approximately 2,000 diffferent dies in fulfilling customer orders, and currently maintains a stock program for approximately 280 products.

     Atlantis' marketing and sales activities are conducted by in-house sales personnel that also oversee a network of independent sales representatives. These representatives in turn call on a diversified customer base in approximately 30 states. Atlantis supplies many industries, including manufacturers of recreational vehicles, residential windows and doors, office furniture, retail store fixtures, and marine products.

     The use of only five basic types of compound materials in manufacturing allows the purchasing of materials in bulk. These materials are polyvinyl chloride ("PVC") in rigid and flexible forms, polyethylene, polypropylene, and thermoplastic rubber ("TPR"). Atlantis purchases all of its rigid material and approximately 30% of its flexible materials. The balance of flexible material is blended on-site, allowing for greater control over the quality of the finished product. Atlantis believes that it has adequate sources available to meet its raw material needs.


     BLOW MOLDING. During September 1995, as the Company's planned first step in exiting its blow molding business, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture to CKS Packaging, Inc., its joint venture partner, for approximately $870,000. During January 1996, the Company announced plans to sell its Plastic Containers, Inc. subsidiary, its remaining manufacturer of blow molded plastic containers. The Company has engaged an outside broker to assist it in pursuing potential sale opportunities. No arrangement or understanding for a sale exists at the present time.

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

RAW MATERIALS

     The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company selects its suppliers primarily on the basis of technical support, service and price. Virtually all of the Company's plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, the Company has not to date experienced any such shortages. Management believes that there are adequate sources available to meet its raw material needs.

     The Company uses approximately 300 million pounds of plastic resins annually. Management believes that the Company's large volume purchases of plastic resin have generally resulted in lower raw material costs and enabled the Company to obtain shipments of raw materials even in periods of short supply.

     The primary plastic resins used by the Company are produced from petrochemical feedstocks mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices may fluctuate as a result. Resin prices fluctuated significantly during 1994 and 1995, as further described within Item 7, "Management's Discussion and Analysis of Operations".

     While the Company has historically passed through changes in the cost of its raw materials to its customers, it may not always be able to pass through its raw material cost increases in the form of price increases, or such "pass throughs" may only occur after a time lag. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, or that the duration of time lags associated with "pass throughs" becomes significant, such increases may have a material detrimental impact on the profitability of the Company. Furthermore, during periods when resin prices are falling, gross profits may suffer as the Company is selling product manufactured with resin purchased 1-2 months prior at higher prices.


COMPETITION

     The Company's operating subsidiaries face intense competition from numerous competitors, several of which have greater financial resources than the Company. In addition, the markets for certain of the Company's products are characterized by low costs of entry or competition based primarily on price.

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


BACKLOG

     The Company's total backlog at December 31, 1995 was $21.3 million compared to $21.6 million at December 31, 1994. Management does not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence any one month's backlog, such as price changes which lead to customer inventory adjustments. Blow molded products have such short production and delivery cycles that their backlogs are immaterial.

 EMPLOYEES

      As of December 31, 1995, the Company employed approximately 1,450
 persons.   Within the blow molding unit, approximately 75 employees are covered under a collective bargaining agreement with the Retail, Wholesale &
 Department Store Union, AFL-CIO.   Atlantis' overall employee relations are
 considered to be generally very good.


 PATENTS AND TRADEMARKS

      The Company and certain of its subsidiaries have registered various trademarks with the United States Patent and Trademark Office and certain overseas trademark regulatory agencies and have applications pending for the registration of other trademarks. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. Atlantis Plastic Films produces certain stretch film products under non-exclusive licenses granted by Mobil Oil Corporation. The duration of the licenses is coterminous with the duration of the underlying patents.


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

      In addition, certain of the Company's operations are subject to Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Historically, the Company has not had to make significant capital expenditures for environmental compliance.

      While the Company cannot predict with any certainty its future capital expenditure requirements for environmental compliance because of continually changing compliance standards and technology, the Company has not currently identified any of its facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, the Company has not accrued any amounts relating to achieving compliance with currently promulgated environmental laws and regulations. The Company does not currently have any insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

ITEM 2.  PROPERTIES

      During the first quarter of 1995, the Company relocated certain of its corporate functions from Miami, Florida to Atlanta, Georgia. The Atlanta headquarters office consist of approximately 9,250 square feet of space, with a present annual lease expense of approximately $106,000, expiring in April, 1997.

      Atlantis' Miami offices consist of approximately 13,100 square feet of space that is shared with several entities controlled by the principal stockholders of the Company (or their affiliates). The present annual lease expense of $329,000, as well as certain other general and administrative expenses, are allocated among the Company and these entities. See Part III
 Item 13 - "Certain Relationships and Related Transactions." This lease expires in August, 2003.

      The following table describes the manufacturing facilities owned or leased by the Company, with substantially all of the owned facilities pledged as security for debt. Management believes that the Company's manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.




  Company and Location                                                                              Owned or     Building Area
  --------------------                                                                               Leased      (square feet)
                                                                                                    --------     -------------
  ATLANTIS PLASTIC FILMS:
  ----------------------
  Stretch Film, Tulsa, Oklahoma (two facilities) ..........................................           Owned         189,300
  Stretch Film, Nicholasville, Kentucky ...................................................           Owned         109,500
  Custom Film, Mankato, Minnesota .........................................................           Owned         140,000
  Institutional Products, Mankato, Minnesota ..............................................           Leased         65,000
  Custom Film, Tulsa, Oklahoma ............................................................           Owned          57,500
  Custom Film, Cartersville, Georgia ......................................................           Leased         57,500

  ATLANTIS MOLDED PLASTICS:
  -------------------------
  Injection Molding, Henderson, Kentucky ..................................................           Owned          90,000
  Injection Molding, Jackson, Tennessee ...................................................           Owned          50,000
  Injection Molding, Nashville, Tennessee .................................................           Leased         68,000
  Injection Molding,  Ft. Smith, Arkansas .................................................           Owned         158,500
  Injection Molding, Warren, Ohio .........................................................           Owned          54,000
  Profile Extrusion, Elkhart, Indiana... ..................................................           Owned          87,900
  Profile Extrusion, Elkhart, Indiana (1)..................................................           Owned          40,900
  Blow Molding, Demopolis, Alabama ........................................................           Owned          53,000



 (1) Represents the former profile extrusion manufacturing facility which was sold for $525,000 (prior to selling expenses) in March, 1996.

 ITEM 3.  LEGAL PROCEEDINGS

      The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its consolidated financial condition or results of operations.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1995.


      PART II

 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS

      The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange under the symbol "AGH". The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 1994 and 1995.


                                High                 Low
                                ----                 ---
1995
----
      First Quarter            8  1/8               5 3/4
      Second Quarter           7  7/8               6 3/8
      Third Quarter            6 7/16               4 3/4
      Fourth Quarter           5  1/8               3 3/8

1994
----
      First Quarter            6  5/8               5 1/2
      Second Quarter           7  1/8               5 1/4
      Third Quarter            6  5/8               5 7/8
      Fourth Quarter           6  1/8               5 1/2


     As of January 31, 1996, there were approximately 229 holders of record of the 4,192,823 outstanding shares of Class A Common Stock. The closing sales price for the Class A Common Stock on January 31, 1996 was $5.00.

     The Company's ability to pay cash dividends is subject to the dividend preference of the Company's presently outstanding Series A Convertible Preferred Stock.

     Covenants relating to the Company's 11% Senior Notes indebtedness restrict the Company from paying dividends or taking certain other actions unless specified interest coverage ratio and other tests are met. The Company's recent decline in operating profitability caused it to fall below the interest coverage ratio requirement for the trailing four quarter periods ended September 30 and December 31, 1995, and, accordingly, the Company cannot pay dividends or take certain other actions until it is again able to meet the interest coverage ratio requirement on a trailing four quarters basis. Payment of dividends is also restricted under the terms of the Company's revolving credit facility.

    Prior to 1994, the Company did not pay cash dividends on any class of its Common Stock. During February 1994 the Company's Board of Directors approved a
2.5 cents per share quarterly dividend program beginning in April 1994, and consecutive quarterly dividends were paid through October 1995, after which the dividend program was discontinued for the reasons described above.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1995. The selected consolidated financial data as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 have been derived from the Company's financial statements included in Item 8, which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1995, included in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


YEARS ENDED DECEMBER 31,                                           1995        1994        1993        1992        1991
---------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)
INCOME DATA

     Net Sales                                                    $281.1      $260.8      $220.2      $188.7      $177.7

     Income (Loss) from Continuing Operations                      (13.6)        5.2         5.2         4.9        (4.8)

     Net Income (Loss)                                             (13.1)        6.4         3.9         5.8        (2.2)

PER SHARE DATA (PRIMARY - SEE NOTE)

     Income (Loss) from Continuing Operations                     ($1.90)     $ 0.67      $ 0.66      $ 0.64      ($0.69)

     Net Income (Loss)                                            ($1.83)     $ 0.83      $ 0.49      $ 0.76      ($0.33)

FINANCIAL DATA

     Total Assets                                                 $180.5      $211.5      $171.0      $172.6      $178.7

     Long-Term Debt, Net of Current Portion                        113.3       127.4       102.2       102.3        95.1

     Cash Dividends Declared per Common Share                     $ 0.08      $ 0.10      $   --      $   --      $   --


NOTE: For 1992, fully diluted income per share from continuing operations was $0.62 and fully diluted net income per share was $0.74.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, agricultural, automotive, recreational vehicle, residential window, and dairy and industrial container industries.

     Discontinued operations in 1995 and 1994 consisted of the operations of Western Pioneer, the Company's California property-casualty insurance subsidiary which was sold on August 31, 1995. Prior to 1994, discontinued operations included both Western Pioneer and the Company's interest in Loewenstein Furniture, Inc. ("Loewenstein", now known as WinsLoew Furniture, Inc. "WinsLoew"). See Note 18.

     As more fully described in Item 1. "Business", during 1995 the Company's new senior management group developed and implemented a strategic operating plan which focuses on achieving a number of objectives during 1995 and 1996. The primary objectives of the strategic operating plan are: (i) to reduce the Company's fixed and variable costs, (ii) to reconfigure its stretch film sales organization, (iii) to exit non-strategic businesses, and (iv) to better manage its assets and reduce its indebtedness. The implementation of certain aspects of the strategic operating plan caused the Company to incur various nonrecurring costs during 1995, which have been segregated within the "Impairment of long-lived assets" and "Other restructuring charges" categories of the accompanying 1995 Income Statement.

     Sales, gross profit, and operating income (loss) for the years ended December 31, 1995, 1994 and 1993 were as follows:



                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31,         1995               1994               1993
SALES                      AMOUNT   % TOTAL   AMOUNT   % TOTAL   AMOUNT   % TOTAL
-----                     --------  -------  --------  -------  --------  -------
Atlantis Plastic Films    $192,806      69%  $173,947      67%  $150,065      68%
Atlantis Molded Plastics    88,258      31%    86,871      33%    70,098      32%
                          --------  -------  --------  -------  --------  -------
Total                     $281,064     100%  $260,818     100%  $220,163    $100%
                          ========  =======  ========  =======  ========  =======


GROSS PROFIT               AMOUNT   % SALES   AMOUNT   % SALES   AMOUNT   % SALES
------------              --------  -------  --------  -------  --------  -------
Atlantis Plastic Films     $30,311    16%     $36,084    21%     $29,246    19%
Atlantis Molded Plastics     9,604    11%      15,489    18%      14,157    20%
                           -------           --------           --------
Total                      $39,915    14%     $51,573    20%     $43,403    20%
                           =======           ========           ========


OPERATING INCOME (LOSS)    AMOUNT   % SALES   AMOUNT   % SALES   AMOUNT   % SALES
-----------------------   --------  -------  --------  -------  --------  -------
Atlantis Plastic Films     $ 2,032    1%      $13,455     8%     $10,854     7%
Atlantis Molded Plastics    (2,960)  (3%)       8,918    10%       8,682    12%
                           -------            -------            -------
Total                        ($928)  (0%)     $22,373     9%     $19,536     9%
                           =======            =======            =======

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

SALES

     The Company's sales of $281.1 million were 8% ahead of last year's sales, with the sales growth occurring primarily within Atlantis Plastic Films due to higher average selling prices, partially offset by a decline in volume compared to 1994. Atlantis Plastic Films sales for 1995 totalled $192.8 million, 11% ahead of last year's film sales of $173.9 million.

     During the last nine months of 1994, plastic resin prices increased by over 75%, causing film product demand to rise beyond normal levels as customers increased inventories in order to avoid purchases at anticipated higher selling prices. During the second quarter of 1995, the film market, anticipating resin price declines, experienced a significant weakening in demand as customers postponed purchases in order to reduce abnormally high inventories created during the preceding period and to maximize product purchases at expected future lower prices.

     Resin prices started declining in June 1995, and fell approximately 29% from early June through December 1995, and a further 6% from December 1995 through February 1996. A price increase of 10-15% was recently announced by the Company's suppliers of plastic resin. Unless withdrawn, this increase will affect the Company's resin purchases starting in April, 1996.

     Atlantis Molded Plastics sales during 1995 of $88.3 million exceeded last year's $86.9 million by 2%, with a slight decline in sales for the Company's injection molding unit, offset by increased sales within the profile extrusion and blow molding units. The lack of sales growth within the injection molding unit was caused by several factors, including: (i) a decline in sales of refrigeration-related parts compared to last year, and (ii) the effects of a negotiated price reduction with a major customer.


GROSS PROFITS

     The Company's 1995 gross profit of $39.9 million, or 14% of sales, declined sharply both in dollar and percentage terms from the 1994 gross profit of $51.6 million, or 20% of sales. The 1995 decline was due primarily to the adverse impact of the film inventory correction described above, the adverse effects of an extremely competitive stretch film market during 1995, and lower injection molding profitability compared with last year.

     Atlantis Plastic Films posted gross profit of $30.3 million, or 16% of sales, compared to last year's gross profit of $36.1 million, or 21% of sales. The second and third quarter customer inventory correction and resulting decline in demand reduced sales volume in pounds, and also reduced selling prices due to competitive market pressures. Weak market demand during this time period caused selling prices to drop more rapidly than plastic resin costs. As a result, during 1995 the differential between film selling prices and plastic resin costs (the major raw material component of the Company's film products) declined compared to 1994.

     Film gross profits also continued to be affected by inefficiencies at the Tulsa, Oklahoma custom film facility. In order to reduce fixed overhead and increase profitability at the Tulsa custom film facility, during the fourth quarter of 1995 the Tulsa custom film facility was downsized, making it a satellite of the Cartersville, Georgia custom facility and transferring certain of its production volume to the Mankato, Minnesota and the Cartersville custom film facilities.

     Film market conditions remain extremely competitive and continue to exert downward pressure on film volume and selling prices, causing film volumes and selling price/resin cost differentials to remain depressed compared to the first quarter of 1995. However, the various cost reduction programs initiated during 1995, including the Company-wide reduction in salaried headcount and the downsizing of the Tulsa custom film facility, are expected to lower overhead costs and variable costs of manufacturing within Atlantis Plastic Films during the coming year when compared to 1995.

     The Atlantis Molded Plastics 1995 gross profit of $9.6 million, or 11% of sales, decreased substantially compared to last year's gross profit of $15.5 million, or 18% of sales. This decline in profitability resulted primarily from a variety of factors within the injection molding unit, including the decline in sales and price reduction described above, manufacturing inefficiencies within certain phases of the production process, and unusually high overtime due to these manufacturing inefficiencies. The Atlantis Molded Plastics 1995 gross profit was also adversely impacted by lower blow molding profitability, partially offset by stronger profile extrusion gross profits compared to 1994.

     In order to address the injection molding issues described above, the Company implemented a number of personnel and process improvement changes during the fourth quarter of 1995. The Company's injection molding unit significantly reduced overtime and salaried headcount, initiated continuous operations at its Henderson, Kentucky facility (this change is scheduled for implementation at the remaining injection molding facilities during the first half of 1996), and initiated the decentralization of its engineering and administrative functions which were formerly conducted only at the Henderson facility. These changes have already begun to yield positive results, and as these changes become fully integrated, they are expected to lower operating costs, improve operating efficiency and control, and increase throughput.

     The 1995 decline in blow molding profitability resulted from continued competitive pricing pressures within the dairy plastic container markets. However, during the fourth quarter of 1995 blow molding profit margins improved due to increases in sales of industrial containers, combined with reductions in manufacturing costs.

     As more fully discussed in Item 1, "Business", the Company sold its 50% blow molding joint venture interest during 1995 for gross proceeds of $870,000, and recognized an after-tax gain on the sale of approximately $36,000. During January, 1996 the Company also announced its plans to sell Plastic Containers, Inc., its remaining blow molding business.

     The Company's profile extrusion unit posted record sales and profitability during 1995 compared to 1994, and once again achieved operating margins in excess of 20%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     SG&A equaled $28.4 million, or 10% of sales, compared to last year's SG&A of $29.2 million, or 11% of sales. The dollar and percentage decrease in SG&A for 1995 was primarily caused by lower incentive compensation expense resulting from the 1995 decline in profitability, and a reduction in salaried headcount. SG&A expense during 1995 includes approximately $600,000 recorded during the third quarter representing an increase in the reserve for bad debts related to a potentially uncollectable account receivable within the injection molding unit.

     The various cost reduction programs initiated by the Company during 1995, including the Company-wide reduction in salaried headcount, the reconfiguration of the stretch film sales organization, and the restructuring of the Tulsa custom film facility and the injection molding unit, are expected to reduce SG&A during the coming year when compared to 1995.


IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

     As more fully discussed in Notes 1 and 17, during the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

     In connection with the adoption of this statement, during the fourth quarter of 1995 the Company recorded noncash charges of approximately $10.6 million for the impairment of long-lived assets associated with the Tulsa custom film facility, and for the reduction in carrying value of the Company's blow molding unit in connection with its proposed sale. Of this amount, goodwill writeoffs equaled approximately $8.9 million with no associated tax benefit, and fixed asset writedowns equaled approximately $1.7 million pre-tax, or $1 million after-tax.

     During 1995, the Company also incurred restructuring charges of approximately $1.9 million related to (i) the first quarter 1995 reorganization of its senior management group (approximately $750,000), (ii) the third and fourth quarter 1995 reconfiguration of its stretch film sales organization (approximately $800,000), and (iii) the fourth quarter 1995 headcount reduction costs associated with the restructuring of the Tulsa custom facility and the injection molding unit (approximately $350,000).

NET INTEREST EXPENSE AND TAXES

     Net interest expense increased from $13.1 million in 1994 to $14.3 million in 1995, primarily due to the higher debt balances maintained during the first half of 1995. The significant reduction in debt achieved during the second half of 1995 has reduced net interest expense, with net interest expense for the fourth quarter of 1995 of $3.3 million, compared to $3.4 million during the fourth quarter of 1994 and $3.8 million during the second quarter of 1995.

     Based upon the reduction in outstanding indebtedness achieved during the second half of 1995, assuming market interest rates remain constant, management anticipates a continued reduction in net interest expense compared to the interest expense levels experienced during the first half of 1995.

     The Company's effective tax rates during 1995 and 1994 were affected by nondeductible goodwill amortization, with the 1995 tax rate also affected by the tax impact of the September 1995 sale of the Company's 50% interest in the CKS/Rigal blow molding joint venture.


DISCONTINUED OPERATIONS AND EXTRAORDINARY GAIN

     Western Pioneer was sold to a Massachusetts-based property and casualty insurance company on August 31, 1995 for $12.0 million. The after-tax gain recognized on the sale of Western Pioneer was approximately $483,000 (see Note
18).

     Western Pioneer's loss from operations for the period prior to its sale during 1995 totaled $251,000, compared to its 1994 income from operations of $1.2 million. The 1995 decline in income was due to: (i) a significant increase in new policies during 1995, with new business historically less profitable than continuing business, and (ii) poorer than normal weather conditions during the winter of 1994-1995, which caused an increase in accidents and claims during 1995.

     During December 1995, the Company repurchased $4.8 million of its 11% Senior Notes in the open market, and recognized an extraordinary gain of $254,000, net of tax.


NET INCOME (LOSS)

     As a result of the factors described above, particularly the impact of the impairment of long-lived assets and other restructuring charges, and the decline in gross profit, the 1995 net loss equaled $13.1 million, or $1.83 per share, compared to last year's net income of $6.4 million, or $0.83 per share. The 1995 loss from continuing operations equaled $13.6 million, or $1.90 per share, compared to income from continuing operations of $5.2 million, or $0.67 per share for the year ended 1994.


COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

SALES

     The Company's 1994 sales of $260.8 million were ahead of 1993 sales by 18%, due to higher selling prices during 1994 resulting from a significant increase in resin prices during the last nine months of 1994, and also due to increases in sales volume in both the film and injection molding operating units. In addition, 1994 sales include incremental sales volume resulting from added capacity created by the Company's 1993 and 1994 capital expansion programs, and the contribution from the May 1994 acquisition of Advanced Plastics, Inc. ("Advanced"), an injection molder located in Warren, Ohio. (See
Note 2 of Notes to the Company's Consolidated Financial Statements.)

GROSS PROFITS

     The 1994 increase in sales resulted in higher gross profit dollar levels compared to 1993, while gross profit as a percentage of sales remained constant at 20% of sales for the 1994 and 1993 periods. During 1994, gross profit equaled $51.6 million, compared to the prior year's gross profit of $43.4 million.

     For Atlantis Plastic Films, the 1994 gross profit percentage of 21% improved compared to the 1993 gross profit percentage of 19%, reflecting stronger profitability in the custom film unit resulting from improved plant efficiencies combined with lower scrap rates, which served to offset the margin pressure experienced as a result of the significant increase in resin prices during the period.

     The 1994 Atlantis Molded Plastics gross profit percentage of 18% decreased from the 1993 gross profit percentage of 20%. This decrease reflects lower injection molding profitability resulting from a variety of factors, including:
(i) a higher level of tooling sales during 1994, which produced lower margins in comparison to the normal product line, (ii) additional expenses related to debugging costs of new tools, which were placed in service in late 1994 or during 1995, (iii) higher subcontracted and overtime labor costs due to the shortage of qualified labor resulting from low national unemployment levels during 1994, (iv) unfavorable product mix, and (v) a decline in blow molding profitability due to ongoing competitive pricing pressures in the dairy plastic container markets.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A during 1994 totaled $29.2 million, or 11% of sales, compared to 1993 SG&A of $23.9 million, also 11% of sales. The dollar increase in SG&A for 1994 reflected additional employees to support volume growth, higher costs in the injection molding unit, which included the operating results of Advanced since May 1994, and higher commission costs in the stretch film unit resulting from increased sales volume.


NET INTEREST EXPENSE AND TAXES

     Net interest expense during 1994 of $13.1 million was higher than the $12.6 million in net interest expense for 1993. However, excluding interest income, interest expense was comparable at $13.2 million and $13.1 million, respectively, during 1994 and 1993. These amounts were comparable despite the increase in indebtedness and interest rates during 1994, primarily due to the Company's lower cost of capital resulting from the refinancing of substantially all of its indebtedness during the first quarter of 1993.

     The Company's effective tax rates during 1994 and 1993 were affected by nondeductible goodwill amortization.


DISCONTINUED OPERATIONS

     Western Pioneer's 1994 income totaled $1.2 million, compared to 1993 income of $881,000. Losses and loss adjustment expenses during 1994 of $14.9 million equaled 68% of premiums earned, compared to 72% during 1993. The decrease was primarily due to improved collections of salvage and subrogation, combined with an increase in the 1994 estimate of salvage and subrogation receivable.


NET INCOME

     As a result of the factors described above, net income for 1994 equaled $6.4 million, or $0.83 per share, compared to 1993 net income of $3.9 million, or $0.49 per share. Income from continuing operations during 1994 equaled $5.2 million, or $0.67 per share, compared to $5.2 million, or $0.66 per share in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at December 31, 1995 totaled approximately $23.2 million, compared to $33.0 million at December 31, 1994. Cash totaled $1.3 million at December 31, 1995, compared to $1.4 million at December 31, 1994.

     As of December 31, 1995, the Company amended certain revolving credit facility covenants and implemented a revolving credit availability formula which provides for gross availability on the credit facility, prior to any borrowings or reductions for outstanding letters of credit, of between $17.5 million and $30.0 million based upon the Company's ratio of cash flow to total indebtedness, as defined in the amendment. At December 31, 1995 the gross availability on the revolving credit facility equaled $17.5 million, and the unused availability equaled $16.2 million, net of approximately $1.3 million for outstanding letters of credit. There were no revolver borrowings outstanding as of December 31, 1995.

     Various financial covenants contained within certain of the other senior obligations outstanding as of December 31, 1995 were also amended in a manner consistent with the amendments to the revolving credit facility described above. See Note 7 of the Company's Notes to Consolidated Financial Statements.

     As further discussed in Note 9, the Company's Series A Convertible Preferred Stock ("Preferred Stock") entitles the holder to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year. As discussed below within "Liquidity", the Company is prohibited from paying preferred dividends until it is able to meet the interest coverage ratio requirement relating to its 11% Senior Notes on a trailing four quarters basis. In the event that three or more dividend payments are in arrears on the Preferred Stock, the holders of the Preferred Stock have the right to elect one director of the Company.


CASH FLOWS FROM OPERATING ACTIVITIES

     During the second quarter of 1995, as film demand began to soften and resin price decreases appeared imminent, the Company focused on the reduction of inventories, accounts receivable and outstanding indebtedness. This program, along with the effects of the resin price declines experienced during 1995, resulted in significant declines in these areas from the levels maintained during late 1994 and early 1995.

     During 1995, net cash provided by operating activities was approximately $14.0 million, compared to $2.0 million during 1994. The 1995 net loss was $13.1 million, offset by the noncash provision for the impairment of long-lived assets of $10.6 million, depreciation and amortization of $10.7 million, and the decrease in accounts receivable and inventories of $12.6 million due to the reduction programs initiated by the Company during the second quarter, as described above, and a lower level of film sales volume and selling prices. Accounts payable and accrued expenses at December 31, 1995 decreased by $3.7 million compared to the 1994 year-end balance primarily due to lower incentive compensation and capital expenditures accruals compared to year-end 1994.

     The Company's management expects that, given the significant working capital reductions achieved in the last nine months of 1995, future working capital fluctuations will not be as significant and will correspond to the Company's future sales levels.


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities during 1995 equaled approximately $750,000, consisting of the proceeds from the August and September, 1995 sales of Western Pioneer (see Note 18) and the Company's 50% interest in the CKS/Rigal blow molding joint venture, for gross proceeds of $12.0 million and $870,000, respectively, offset by capital expenditures of $13.8 million. Capital expenditures decreased during 1995 compared with 1994 capital expenditures of $16.4 million, and the Company expects 1996 capital expenditures to be lower than 1995.

     Cash used in investing activities during 1994 equaled $28.3 million, comprised primarily of capital expenditures, and funds used to acquire the assets of Advanced of $12.4 million (see Note 2 for information regarding the Company's purchase of Advanced in May 1994).


CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used in financing activities during 1995 equaled $13.4 million, compared to cash provided by financing activities of $25.5 million during 1994. From May, 1994 through mid-May, 1995 total debt outstanding steadily increased due to: (i) higher inventory and accounts receivable balances associated with higher sales levels and raw material costs compared to the first half of 1994,
(ii) revolver borrowings required to finance the May 1994 acquisition of Advanced, and (iii) borrowings in connection with equipment financing programs established during 1994 and 1995.

     Total debt was reduced from $129.2 million at year-end 1994 and a high of $142.8 million in mid-May to $116.5 million at year-end 1995, primarily due to the previously described reductions in inventories and accounts receivable, along with the sales of Western Pioneer and the CKS/Rigal joint venture interest. Outstanding indebtedness was also reduced by the Company's December, 1995 repurchases, at a discount, of $4.8 million of its 11% Senior Notes. Other principal payments on long-term debt of approximately $2.0 million were also made during the year.

     Net borrowings on the Company's revolving credit facility were reduced by approximately $21.6 million during 1995, with the unused availability on the Company's revolving credit line favorably impacted by the events described above, and also by the refinancing of outstanding indebtedness from the revolving credit line to borrowings collateralized by certain equipment acquired during 1994 and 1995, and collateralized by Advanced's property, equipment, inventories and accounts receivable. During 1995, $15.6 million of these borrowings were established.

     During the period from January to October 1995, the Company paid dividends on common and preferred stock of approximately $677,000. For the reasons cited below, the Company discontinued its 2.5 cents per share quarterly common stock dividend program after the October 1995 dividend payment. (Also see the discussion above regarding the Company's ability to make future required preferred stock dividend payments.)


LIQUIDITY

     During the last half of 1994 and the first half of 1995, the Company utilized equipment financing programs to finance the majority of its capital expenditures. Covenants relating to the Company's 11% Senior Notes indebtedness restrict the Company from taking certain actions unless specified interest coverage ratio and other tests are met. The Company's recent decline in operating profitability caused it to fall below the interest coverage ratio requirement for the trailing four quarters ended September 30 and December 31, 1995, and, accordingly, the Company cannot pay dividends and its ability to incur new debt or take certain other actions is restricted in certain respects until it is again able to meet the interest coverage ratio requirement on a trailing four quarters basis.

     However, notwithstanding the foregoing restrictions, the Company is fully permitted to (i) borrow available funds on its revolving credit facility, and to (ii) incur new debt in connection with the refinancing of existing debt and certain other types of financings.

     The Company's primary needs for liquidity, on both a short and long-term basis, relate to working capital (principally inventory and accounts receivable), debt service and capital expenditures. The Company presently does not have any material commitments for future capital expenditures, and expects to meet its short and long-term liquidity needs with funds generated from continuing operations, along with funds available under its revolving credit facility.

ACCOUNTING PRONOUNCEMENTS

     As previously discussed, during the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Notes 1 and 17).

     In October, 1995 SFAS No. 123, "Accounting for Stock Based Compensation" was issued. SFAS 123 introduces a preferable fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules.

     Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to make certain proforma disclosures. SFAS No. 123 must be implemented no later than fiscal year 1996. The Company has not yet determined the method or effect on operating results of implementing the statement. However, the adoption of SFAS No. 123 is not expected to have a materially adverse effect on consolidated financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                  Page(s)
 Management's Responsibility for Financial Reporting............................................................    22

 Report of Independent Accountants..............................................................................    23

 Consolidated Income Statements For the Years Ended December 31, 1995, 1994 and 1993.............................   24

 Consolidated Balance Sheets as of December 31, 1995 and 1994....................................................   25

 Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 1995, 1994 and 1993............   26

 Consolidated Statements of Cash Flows For the Years Ended December 31, 1995, 1994 and 1993......................   27

 Notes to Consolidated Financial Statements......................................................................   28


MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The Company's management is responsible for the preparation of the financial statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this Form 10-K. In preparing the financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

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

                       ANTHONY F. BOVA               PAUL RUDOVSKY
                       PRESIDENT AND CHIEF           EXECUTIVE VICE PRESIDENT,
                        EXECUTIVE OFFICER             FINANCE AND ADMINISTRATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantis Plastics, Inc.

We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 17 to the consolidated financial statements, Atlantis Plastics, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1995.


Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 14, 1996, except for Note 7, as to which the date is February 26, 1996.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS


(Dollars in thousands, except per share amounts)
YEARS ENDED DECEMBER 31,                                                           1995           1994          1993
------------------------                                                        ----------     ----------    -----------
Net sales                                                                       $ 281,064      $ 260,818      $ 220,163
Cost of sales                                                                     241,149        209,245        176,760
                                                                                ---------      ---------      ---------
     Gross profit                                                                  39,915         51,573         43,403

Selling, general and administrative expenses                                       28,390         29,200         23,867
Impairment of long-lived assets                                                    10,551             --             --
Other restructuring charges                                                         1,902             --             --
                                                                                ---------      ---------      ---------
     Operating income (loss)                                                         (928)        22,373         19,536


Income related to litigation settlements, net of costs                                 --             --          2,212
Net interest expense                                                              (14,304)       (13,078)       (12,630)
                                                                                ---------      ---------      ---------
     Income (loss) from continuing operations before income taxes                 (15,232)         9,295          9,118

Income tax benefit (provision)                                                      1,674         (4,136)        (3,907)
                                                                                ---------      ---------      ---------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                                      (13,558)         5,159          5,211

Income (loss) from discontinued operations, net                                      (251)         1,207          1,442
Gain on dispositions of discontinued operations, net                                  483             --          1,885
                                                                                ---------      ---------      ---------
     Income (loss) before extraordinary items                                     (13,326)         6,366          8,538

Extraordinary gain (loss) on early extinguishment of debt, net                        254             --         (4,643)
                                                                                ---------      ---------      ---------
     Net income (loss)                                                           ($13,072)     $   6,366      $   3,895
                                                                                =========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                                            ($1.90)     $    0.67      $    0.66
  Discontinued operations                                                           (0.04)          0.16           0.19
  Gain on dispositions of discontinued operations                                    0.07             --           0.24
                                                                                ---------      ---------      ---------
     Income (loss) before extraordinary items                                       (1.87)          0.83           1.09
  Extraordinary items, net                                                           0.04             --          (0.60)
                                                                                ---------      ---------      ---------
     Net income (loss)                                                             ($1.83)     $    0.83      $    0.49
                                                                                =========      =========      =========

Weighted average number of shares                                               7,208,173      7,509,979      7,699,740
                                                                                ---------      ---------      ---------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
AS OF DECEMBER 31,                                                                               1995           1994
------------------                                                                             ---------      ---------
ASSETS
Cash and equivalents                                                                           $  1,255       $  1,433
Accounts receivable, less allowances for doubtful accounts
     of $1,530 in 1995 and $761 in 1994                                                          28,250         36,585
Inventories                                                                                      18,544         22,855
Other current assets                                                                              7,044          6,353
                                                                                               --------       --------
    Current assets                                                                               55,093         67,226

Property and equipment, net                                                                      64,333         61,255
Investment in WinsLoew Furniture, Inc. stock                                                      4,798          5,097
Net assets of discontinued operations                                                                --          9,378
Goodwill, net of amortization                                                                    52,680         63,467
Other assets                                                                                      3,557          5,099
                                                                                               --------       --------
                                                                                               $180,461       $211,522
                                                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                                          $ 28,725       $ 32,398
Current portion of long-term debt                                                                 3,168          1,860
                                                                                               --------       --------
    Current liabilities                                                                          31,893         34,258

Long-term debt, net                                                                             113,294        127,374
Deferred income taxes                                                                             6,610          7,842
Other liabilities                                                                                 1,372          1,626
                                                                                               --------       --------
    Total liabilities                                                                           153,169        171,100
                                                                                               --------       --------
Commitments and contingencies (Notes 15 and 16)

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value, 20,000 shares
      authorized, issued and outstanding in 1995 and 1994                                         2,000          2,000
  Class A common stock, $.10 par value, 20,000,000 shares authorized,
  4,192,823 and 4,082,437 shares issued and outstanding in 1995 and 1994                            419            408
  Class B common stock, $.10 par value, 7,000,000 shares authorized,
  2,899,977 and 3,002,363 shares issued and outstanding in 1995 and 1994                            290            300
  Additional paid-in capital                                                                      6,828          6,781
  Unrealized holding gains (losses), net of tax                                                     287           (284)
  Retained earnings                                                                              17,468         31,217
                                                                                               --------       --------
    Total shareholders' equity                                                                   27,292         40,422
                                                                                               --------       --------
                                                                                               $180,461       $211,522
                                                                                               ========       ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)
                                            Series A                                Unrealized                         Total
YEARS ENDED                                Convertible Class A Class B   Additional  Holding                           Share-
DECEMBER 31, 1995,                          Preferred  Common  Common     Paid-In     Gains    Retained  Treasury     holders'
1994 AND 1993                                 Stock     Stock   Stock     Capital    (Losses)  Earnings   Stock     Equity, Net
                                           ----------- ------- -------    ---------  --------- --------- --------   -----------
BALANCE,
DECEMBER 31, 1992                           $2,000       $399    $338     $6,116         --     $21,952    ($239)    $30,566

Net income                                      --         --      --         --         --       3,895       --       3,895
Minority interest transactions                  --         --      --      1,899         --          --       --       1,899
Dividends on preferred stock                    --         --      --         --         --        (145)      --        (145)
Conversions of Class B
   common stock                                 --          2      (2)        --         --          --       --          --
Exercise of stock options                       --         --      --        (17)        --          --       45          28
Acquisition of 185,878 Class A
     and B common treasury shares               --         --      --         --         --          --   (1,110)     (1,110)

-----------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1993                            2,000        401     336      7,998          0      25,702   (1,304)     35,133

Adjustment to opening balance
   for change in method of
   accounting for investment
   securities, net of tax                       --         --      --         --      1,020          --       --       1,020
Net income                                      --         --      --         --         --       6,366       --       6,366
Dividends on preferred and
   common stock                                 --         --      --         --         --        (851)      --        (851)
Conversions of Class B
   common stock                                 --         32     (32)        --         --          --       --          --
Exercise of stock options,
   including tax benefit                        --          4      --        124         --          --      177         305
Acquisition of 122,184 Class A
   common treasury stock                        --         --      --         --         --          --     (729)       (729)
Cancellation of treasury shares                 --        (29)     (4)    (1,823)        --          --    1,856          --
Adjustment of minority interest
   oblligation                                  --         --      --        482         --          --       --         482
Decrease in unrealized gain,
   net of tax                                   --         --      --         --     (1,304)         --       --      (1,304)

-----------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1994                            2,000        408     300      6,781       (284)     31,217        0      40,422
Net loss                                        --         --      --         --         --     (13,072)      --     (13,072)
Dividends on preferred and
   common stock                                 --         --      --         --         --        (677)      --        (677)
Conversions of Class B                          --         --      --         --         --          --       --          --
   common stock                                 --         10     (10)        --         --          --       --          --
Exercise of stock options,
   including tax benefit                        --          1      --         47         --          --       --          48
Increase in unrealized gain,
   net of tax                                   --         --      --         --        571          --       --         571
-----------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1995                           $2,000       $419    $290     $6,828       $287     $17,468       $0     $27,292
                                            =================================================================================



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
YEARS ENDED DECEMBER 31,                                                                   1995          1994           1993
------------------------                                                                --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                       ($13,072)      $  6,366       $  3,895
                                                                                        --------       --------       --------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                            8,284          7,821          6,509
   Amortization of goodwill                                                                1,900          1,803          1,652
   Loan fee and other amortization                                                           522            521            530
   Provision for impairment of long-lived assets                                          10,551             --             --
   (Gain) loss on early extinguishment of debt                                              (254)            --          6,819
   Gain on dispositions of discontinued operations and interest in joint venture            (520)            --         (2,939)
   Provision for losses on properties held for sale                                          568             --             --
   Equity in earnings of Loewenstein                                                          --             --           (868)
   Change in assets and liabilities, net of acquisitions of assets of business:
        Decrease (increase) in accounts receivable                                         8,335        (10,918)        (3,905)
        Decrease (Increase) in inventories                                                 4,311         (5,650)         2,450
        Increase in other current assets                                                    (691)        (2,028)        (1,852)
        (Decrease) increase in accounts payable and accrued expenses                      (3,673)         5,275          3,274
        (Decrease) increase in deferred income taxes                                      (1,232)           456          1,570
        Decrease in other liabilities                                                       (254)          (232)          (926)
        Other, net                                                                           663             29            209
    Effects of discontinued operations                                                    (1,464)        (1,394)           135
                                                                                        --------       --------       --------
        Total adjustments                                                                 27,046         (4,317)        12,658
                                                                                        --------       --------       --------
          Net cash provided by operating activities                                       13,974          2,049         16,553
                                                                                        --------       --------       --------
Cash Flows From Investing Activities
Proceeds from sale of WinsLoew/Loewenstein stock                                             144            123          4,684
Proceeds from sale of marketable securities                                                   --             --          1,978
Proceeds from sale of equipment                                                               --            448             --
Proceeds from sale of Western Pioneer and interest in joint venture                       12,870             --             --
Capital expenditures                                                                     (13,764)       (16,448)       (10,241)
Payment for acquisition of assets of business                                                 --        (12,412)        (2,789)
                                                                                        --------       --------       --------
          Net cash used in investing activities                                             (750)       (28,289)        (6,368)
                                                                                        --------       --------       --------
Cash Flows from Financing Activities
Borrowings under revolving credit agreements                                              27,916         37,591         18,636
Repayments under revolving credit agreements                                             (49,519)       (15,988)       (34,036)
Payments on long-term debt, and repurchase of minority interest                           (6,808)          (524)      (100,467)
Proceeds from issuance of long-term debt                                                  15,639          5,776        100,000
Dividends on preferred and common stock                                                     (677)          (852)          (145)
Deferred financing costs                                                                      --             --         (4,257)
Purchases of treasury stock                                                                   --           (729)        (1,110)
Proceeds from exercise of stock options                                                       47            229             28
                                                                                        --------       --------       --------
          Net cash (used in) provided by financing activities                            (13,402)        25,503        (21,351)

Net decrease in cash and equivalents                                                        (178)          (737)       (11,166)
Cash and equivalents at beginning of year                                                  1,433          2,170         13,336
                                                                                        --------       --------       --------
Cash and equivalents at end of year                                                     $  1,255       $  1,433       $  2,170
                                                                                        --------       --------       --------
Cash paid during the year for:
  Interest (net of amounts capitalized)                                                 $ 14,017       $ 12,612       $ 11,095
  Income taxes                                                                             1,404          4,300            616

During 1994 and 1993, the Company purchased certain assets and assumed certain liabilities of Advanced Plastics, Inc. and United Plastic Products for
   $12,412,000 and $2,789,000, respectively.  Assets acquired, liabilities assumed and consideration paid for these acquisitions were as follows:
     Fair value of assets acquired                                                      $     --       $ 13,096       $  2,888
     Liabilities assumed                                                                      --           (684)           (99)
                                                                                        --------       --------       --------
                                                                                        $     --       $ 12,412       $  2,789
                                                                                        ========       ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Atlantis Molded Plastics employs three principal technologies, serving a wide variety of specific market segments: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural, and automotive products, (ii) a variety of extruded plastic trim and channel systems (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential doors and windows, office furniture, and retail store fixtures, and (iii) blow molded milk, juice, water and industrial containers in a variety of shapes and sizes.

     Discontinued operations in 1995 and 1994 consisted of the operations of Western Pioneer, the Company's California property-casualty insurance subsidiary which was sold on August 31, 1995. Prior to 1994, discontinued operations included both Western Pioneer and the Company's interest in Loewenstein Furniture Group, Inc., ("Loewenstein", now known as WinsLoew Furniture, Inc. "WinsLoew"). See Note 18.

     The consolidated financial statements include the accounts of Atlantis and its subsidiaries, all of which are 100% owned. With regard to the Company's 50% interest in the CKS/Rigal joint venture (sold during September, 1995), the Company recorded its proportionate share of the joint venture's results of operations, during the periods that the Company owned the investment, using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date(s) of the financial statements, and reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

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

When assets are retired or otherwise disposed, the costs and accumulated depreciation are removed from the respective accounts, and any related profit or loss is recognized. Maintenance and repair costs are charged to expense as incurred. Additions and improvements are capitalized.


GOODWILL Goodwill is being amortized on a straight-line basis over forty years from the date of the respective acquisitions. Accumulated amortization amounted to approximately $12.7 million and $10.8 million at December 31, 1995 and 1994, respectively.

LONG-LIVED ASSETS During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present, and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also requires that impairment losses be recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value (usually based on discounted cash flows) less the estimated selling costs. Under the new method, the Company reviews impairment whenever events or changes in circumstances indicate that the carrying amount of any of its assets is not recoverable (see Note 17).

AMORTIZATION Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt utilizing either: (i) the effective interest method, or (ii) the straight line method when the results do not materially differ from the effective interest method.

FEDERAL INCOME TAXES The Company and its subsidiaries file consolidated Federal income tax returns. Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PER SHARE DATA Primary earnings (loss) per share are computed by dividing net income (loss) after deduction of annual preferred dividend requirements, by the weighted average number of shares and dilutive share equivalents outstanding during each year. The Company's convertible preferred stock was determined not to be a common share equivalent in computing primary earnings per share (see
Note 9). In computing fully diluted income per share, the assumed conversion of the convertible preferred stock was not material.


NOTE 2.  ACQUISITION

     During May 1994, the Company purchased substantially all of the assets (excluding cash) and assumed all of the liabilities (excluding interest bearing indebtedness and other amounts due to the seller) of Advanced Plastics, Inc. ("Advanced"), an injection molder located in Warren, Ohio, for approximately $12.4 million. The Company also purchased real estate leased by Advanced and owned by the seller. The acquisition was initially funded with borrowings from the Company's revolving credit facility, and was subsequently refinanced during 1995 with indebtedness secured by Advanced's property, equipment, inventories and accounts receivable. The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Advanced have been included in the consolidated income statements since the date of the acquisition.

NOTE 3. INVENTORIES

     Inventories at December 31, 1995 and 1994 consisted of the following:


                                         (IN THOUSANDS)
                                         1995     1994
                                        -------  -------
                      Raw materials     $ 9,382  $13,917
                      Work in progress      465      460
                      Finished goods      8,697    8,478
                                        -------  -------
                      TOTAL             $18,544  $22,855
                                        =======  =======

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1995 and 1994 consisted of the following:


                                                       (IN THOUSANDS)
                                                       1995      1994
                                                     --------  --------
                       Land                          $  2,886  $  2,332
                       Building & improvements         18,638    17,283
                       Office furniture & equipment     5,036     4,852
                       Manufacturing equipment         88,219    79,435
                       Vehicles                           826       872
                                                     --------  --------
                       TOTAL                          115,605   104,774
                       Accumulated depreciation
                         and amortization             (51,272)  (43,519)
                                                     --------  --------
                       NET                           $ 64,333  $ 61,255
                                                     ========  ========

     As more fully described in Note 17, during the fourth quarter of 1995 the Company wrote down certain fixed assets at its Tulsa custom facility by approximately $1.7 million.


NOTE 5.  INVESTMENTS IN DEBT AND EQUITY SECURITIES

     The following table summarizes the cost and fair value of the Company's investments, which were classified as available-for-sale at December 31, 1995 and 1994:


                                                     (IN THOUSANDS)
                                             COST         GAINS        LOSSES      FAIR VALUE
                                             ----         -----        ------      ----------
                1995
                ----
                WinsLoew Stock              $ 4,363       $ 435          -         $    4,798
                                            =======       =====        ======      ==========
                1994
                ----
                WinsLoew Stock              $ 4,507       $ 590          -         $    5,097
                Western Pioneer
                Investment
                  Portfolio:
                  State, municipal
                  and political
                  subdivision bonds          20,537         --            894          19,643
                  Preferred stock             1,964         --            127           1,837
                                            -------       -----        ------      ----------
                Total                       $27,008       $ 590        $1,021      $   26,577
                                            =======       =====        ======      ==========

In light of the present federal securities law restrictions associated with the disposal of WinsLoew stock, pursuant to SFAS No. 115 only the portion of the stock that could be reasonably disposed of within one year is considered to have a readily determinable fair value. However, without taking into consideration present federal securities law restrictions, the pre-tax unrealized gain on WinsLoew stock equaled approximately $1.1 million and $1.4 million, respectively, at December 31, 1995 and 1994.


NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at December 31, 1995 and 1994:


                                          (IN THOUSANDS)
                                           1995     1994
                                          -------  -------
               Accounts payable           $14,631  $16,992
               Accrued interest             4,058    4,166
               Accrued compensation,
                 vacation & profit
                 sharing                    2,439    4,188
               Accrued health and safety    1,854    1,326
               Customer deposits and
               commissions                    862      693
               Income taxes payable           171      572
               Accrued construction in
               progress                     1,439    1,899
               Other                        3,271    2,562
                                          -------  -------
               TOTAL                      $28,725  $32,398
                                          =======  =======

NOTE 7. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1995 and 1994:


                                                (IN THOUSANDS)
                                                1995      1994
                                              --------  --------
                   Senior Notes               $ 95,200  $100,000
                   Revolving credit facility         -    21,603
                   Other senior and
                     subordinated
                     indebtedness               21,262     7,631
                                              --------  --------
                     TOTAL LONG-TERM DEBT      116,462   129,234
                   Current portion              (3,168)   (1,860)
                                              --------  --------
                     LONG-TERM DEBT, NET      $113,294  $127,374
                                              ========  ========

     During the first quarter of 1993, the Company refinanced substantially all of its existing indebtedness through a $100 million, 11% Senior Note offering due February 15, 2003 (the "Notes"), and borrowings under a $30.0 million revolving credit facility which matures in 1998. During 1993, an extraordinary loss of $4.6 million was recorded related to debt extinguishments, representing redemption premiums and the write-off of deferred loan fees and unamortized discounts.

     During December 1995, the Company repurchased, at a discount, $4.8 million of its $100 million, 11% Senior Notes in the open market, and recognized an extraordinary gain of $254,000, net of tax.

     The Notes are senior unsecured obligations of the Company, with the Company's plastics subsidiaries guaranteeing the payment of principal and interest. The Company's investment in WinsLoew is generally not subject to the indenture. The Notes may not be redeemed prior to February 15, 1998. On and after that date and until February 15, 2001, the Company may redeem all or any portion of the Notes at redemption prices ranging from 104.125% to

101.375% of the principal amount. After February 15, 2001, the Company may redeem all or any portion of the Notes at 100% of the principal amount. The Company must redeem $20.2 million and $25 million, respectively, of the Notes on February 15, 2001 and 2002.

     Covenants relating to the Notes restrict the Company with regard to making certain payments or taking certain actions as described in the related indenture. Among other restrictions, the Company and its subsidiaries may not make certain restricted payments, including dividend payments, stock redemptions or repurchases, or investments in affiliates during the existence and continuation of an event of default under the Notes, or if immediately after giving effect to such restricted payment, certain net equity or other tests are violated. The Company and its subsidiaries are prohibited from paying dividends, incurring certain new debt or otherwise becoming directly or indirectly obligated with respect to any debt unless certain interest coverage ratio tests are met.

     The Company's recent decline in operating profitability caused it to fall below the interest coverage ratio requirement for the trailing four quarter periods ended September 30 and December 31, 1995. Accordingly, during November 1995 the Company discontinued its quarterly dividend payable on its Class A and B common shares (also see Note 9 regarding the Company's ability to make future required preferred stock dividend payments) and its ability to incur new debt or otherwise become directly or indirectly obligated with respect to any new debt is restricted in certain respects until it is again able to meet the interest coverage ratio requirement on a trailing four quarters basis.

     However, notwithstanding the foregoing restrictions, the Company is fully permitted to (i) borrow available funds on its revolving credit facility, and to (ii) incur new debt in connection with the refinancing of existing debt and certain other types of financings.

     Under the terms of the revolving credit facility, the Company and its subsidiaries are required to, among other things, maintain certain financial ratios and minimum specified levels of net worth; refrain from paying dividends unless certain requirements are met; refrain from incurring additional indebtedness, or guaranteeing the obligations of others; and limit capital expenditures. As of December 31, 1995, the Company amended certain revolving credit facility covenants and implemented a revolving credit availability formula which provides for gross availability on the credit facility, prior to any borrowings or reductions for outstanding letters of credit, of between $17.5 million and $30.0 million based upon the Company's ratio of cash flow to total indebtedness, as defined in the amendment. At December 31, 1995, the gross availability on the revolving credit facility equaled $17.5 million, and the unused availability equaled $16.2 million.

     Borrowings on the revolving credit facility are subject to a borrowing base formula which is based on eligible collateral (accounts receivable, inventories and fixed assets of the subsidiaries), and interest is computed using either LIBOR-based rates plus 3%, or prime plus 1.5%. At December 31, 1995 the 30-day LIBOR rate and the prime rate were 5.8% and 8.5%, respectively.

     Other senior and subordinated indebtedness of approximately $21.3 million consists of equipment and other collateralized financings entered into during 1995 and 1994, along with industrial revenue bonds and capitalized lease obligations entered into prior to 1994. As of December 31, 1995 various financial covenants contained within certain of these obligations were amended in a manner consistent with the amendments to the revolving credit facility described above. This indebtedness provides for maturity dates from 1998 to 2007. At December 31, 1995 and 1994, the weighted average interest rates on these borrowings were 8.4% and 7.8%, respectively, with 85% of the total at floating interest rates, and the remainder at fixed interest rates as of December 31, 1995.

     Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):


                              YEAR              AMOUNT

                              1996             $  3,168
                              1997                2,623
                              1998                3,405
                              1999                2,497
                              2000                3,677
                              Thereafter        101,092
                                               --------
                              TOTAL            $116,462
                                               ========


     Based on the quoted market price of the Notes, and the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of the Company's indebtedness at December 31, 1995 and 1994 was $106.5 million and $123.3 million, respectively.

NOTE 8. MINORITY INTERESTS

     In December, 1992 the Company acquired the outstanding minority interest in Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc. ("the injection molding unit") for, among other things, 120,400
shares of treasury stock with a cost and market value of $481,600.   In
connection with this transaction, the Company granted the former injection molding unit minority shareholders the right to require the Company to repurchase such stock in 1995 at a specified formula price based on the injection molding unit's 1994 earnings, and established a liability of $481,600 to be utilized in the event that the repurchase provision was exercised. The Company determined that the repurchase provision would not be exercised and, accordingly, the Company reclassified the carrying value of the repurchase obligation to additional paid-in capital as of December 31, 1994.

     In November, 1992 Atlantis acquired the Linear Films, Inc. ("Linear") minority interest and $7.0 million of the $20.0 million outstanding principal amount of Linear's subordinated debt for a cash payment of $7.3 million. In conjunction with the Company's 1993 refinancing, Atlantis acquired the remaining $13.0 million outstanding principal amount for a cash payment of $13.2 million. The Company allocated the cash payments between the debt and the minority interest based on the estimated fair values of each instrument. In this connection, extraordinary losses of $640,000 and $394,000, net of income taxes, were recognized in 1993 and 1992, respectively, related to the Linear debt extinguishment; and credits to additional paid-in capital of $1.9 million and $1.0 million were recognized in 1993 and 1992, respectively, related to the redemption of the Linear minority interest.


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

     During February 1994, the Company's Board of Directors approved a 2.5 cents per share quarterly dividend program beginning in April 1994, and consecutive quarterly dividends were paid through October 1995, after which the dividend program was discontinued (see Note 7).

     As part of a share repurchase program initiated by the Company during 1993, 122,184 and 185,878 shares of Class A and B Common Stock were repurchased during 1994 and 1993 at a total cost of approximately $729,000 and $1.1 million, respectively.

     Each share of Series A Convertible Preferred Stock ("Preferred Stock") has a liquidation preference of $100 and entitles the holder to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year. As more fully discussed in Note 7, the Company is prohibited from paying preferred dividends until it is able to meet the interest coverage ratio requirement relating to its 11% Senior Notes on a trailing four quarters basis. In the event that three or more dividend payments are in arrears on the Preferred Stock, the holders of the Preferred Stock have the right to elect one director of the Company.

     The Preferred Stock is convertible at the option of the holder thereof into an aggregate of 205,074 shares of Class A Common Stock. The Company has the right to compel conversion of the Preferred Stock, if the Class A Common Stock has a market value in excess of 100% of the Series A Convertible Preferred Stock's conversion price. The current conversion price is $9.75.


NOTE 10. INCOME TAXES

     The income tax (benefit) provision for the years ended December 31, 1995, 1994 and 1993 consisted of the following:


                                                                   (IN THOUSANDS)
                                                                1995        1994      1993
                                                              --------     ------    -------
                     Continuing operations                     ($1,674)      $4,136    $ 3,907
                     Discontinued operations                      (445)         331      1,320
                     Tax effect from sale of Western Pioneer       432          --         --
                     Extraordinary gain (loss)                     137          --     (2,176)
                                                              --------      ------    -------
                       TOTAL                                   ($1,550)     $4,467    $ 3,051
                                                              --------      ------    -------
                     Current Federal income tax expense       $    108      $3,588    $ 2,056
                     Deferred Federal income tax expense        (1,601)        388        512
                     State income tax expense                      (57)        491        483
                                                              --------      ------    -------
                       TOTAL INCOME TAX (BENEFIT) PROVISION    ($1,550)     $4,467    $ 3,051
                                                              ========      ======    =======

     The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate:


                                             1995  1994  1993
                                             ----  ----  ----
            Federal income tax rate          (34)%   34%   34%
            Impairment of long-lived assets   20     --    --
            Nontaxable interest income        (2)    (3)   (3)
            State income taxes                (1)     3     4
            Amortization of goodwill           4      5     8
            Other, net                         1      2     1
                                              ----  ----  ----
            Effective tax rate               (12)%   41%   44%
                                              ====  ====  ====

     At December 31, 1995 and 1994, deferred tax assets and liabilities consisted of the following:


                                                                 (IN THOUSANDS)
                                                                  1995      1994
                                                                --------  --------
                           Total deferred income taxes
                           (credits), net:
                           Continuing Operations                $  5,042  $  6,730
                           Discontinued operations                    --      (427)
                                                                --------  --------
                                                                $  5,042  $  6,303
                                                                ========  ========

                           Deferred tax liabilities -
                             continuing operations:
                           Excess of tax over book
                             basis of property
                             and equipment                      $  6,667  $  6,763
                           Excess of book over tax
                             basis of investment in
                             WinsLoew                              1,550     1,594
                           Other, net                                284        93
                                                                --------  --------
                           DEFERRED TAX LIABILITIES                8,501     8,450
                                                                --------  --------
                           Deferred tax assets -
                             continuing operations:
                           Reserves and accrued
                             expenses not yet
                             deductible for tax purposes          (2,420)   (1,662)
                           Alternative minimum tax
                             credit carryforwards                   (975)       --
                           Capitalized inventory costs               (64)      (57)
                                                                --------  --------
                           DEFERRED TAX ASSETS                    (3,459)   (1,719)
                                                                --------  --------
                           DEFERRED INCOME TAXES, NET -
                             CONTINUING OPERATIONS              $  5,042  $  6,731
                                                                ========  ========
                           Included in:
                           Other current assets                  ($1,568)  ($1,111)
                           Deferred income taxes                   6,610     7,842
                                                                --------  --------
                                                                $  5,042  $  6,731
                                                                ========  ========

NOTE 11. STOCK OPTION PLANS

     The Company's Stock Option Plans ("Option Plans") are designed to serve as an incentive for retaining qualified and competent employees, directors and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of certain options will not be less than 90% of the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option shall be exercisable after the expiration of ten years from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution.

     The Option Plans also authorize the Company to make loans to optionees to exercise their options. Information with respect to the Option Plans is as follows:


                                                        (IN THOUSANDS OF SHARES,  EXCEPT PRICES PER SHARE)
                                                              1995           1994           1993
                                                         --------------  -------------  -------------
           OPTIONS OUTSTANDING AT JANUARY 1ST                     1,459          1,410          1,198
           Granted                                                  601            126            273
           Exercised                                                 (8)           (73)            (8)
           Canceled                                                (233)            (4)           (53)
                                                           ------------    -----------    -----------
           OPTIONS OUTSTANDING AT DECEMBER 31ST                   1,819          1,459          1,410
                                                           ============    ===========    ===========
           Option prices per share                         $1.00-$12.25    $1.00-$6.38    $1.00-$6.25
           Exercise prices of shares exercised             $ 5.63-$6.38    $1.38-$5.63    $2.88-$3.38
           Options exercisable at December 31st                   1,207            976            864
           Options available for grant at December 31st             257            625            746

NOTE 12. BUSINESS SEGMENTS

     The Company considers its continuing operations to comprise two segments:
Atlantis Plastic Films and Atlantis Molded Plastics. During 1995, 1994 and 1993, an Atlantis Molded Plastics customer accounted for approximately 10%, 13%, and 15%, respectively, of the Company's net sales. Summary data for 1995, 1994 and 1993 is as follows:


                                                         (IN THOUSANDS)
                                      ATLANTIS             ATLANTIS
                                      PLASTIC               MOLDED
                                       FILMS               PLASTICS             CORPORATE    CONSOLIDATED
                                       -----               --------             ---------    ------------
1995
Net sales                            $192,806               $88,258              $    --      $281,064
Operating income (loss)                 2,032                (2,960)                  --          (928)
Identifiable assets                   111,831                56,419               12,211       180,461
Capital expenditures                    7,616                 5,472                  676        13,764
Depreciation & amortization             6,638                 3,511                  557        10,706

1994
Net sales                            $173,947               $86,871              $    --      $260,818
Operating income                       13,455                 8,918                   --        22,373
Identifiable assets                   124,557                67,172               19,793       211,522
Capital expenditures                    9,702                 6,687                   59        16,448
Depreciation & amortization             6,663                 2,918                  564        10,145

1993
Net sales                            $150,065               $70,098              $    --      $220,163
Operating income                       10,854                 8,682                   --        19,536
Identifiable assets                   106,257                43,649               21,062       170,968
Capital expenditures                    6,475                 3,729                   37        10,241
Depreciation & amortization             5,899                 2,336                  456         8,691

NOTE 13. PROFIT SHARING AND RETIREMENT PLANS

     Atlantis and certain of its subsidiaries have profit sharing and defined contribution retirement plans. Generally, such plans cover all employees who have attained the age of 21 and have at least one year of service.
Contributions to the plans are determined by the individual companies' Boards of Directors on an annual basis. Related expenses applicable to continuing operations were approximately $812,000, $1.1 million, and $855,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE 14. RELATED PARTIES

     A management agreement exists between the Company and Trivest, Inc. ("Trivest"), an affiliate of a major shareholder. Trivest has certain common shareholders, officers and directors with the Company. Fees charged to expense under this agreement, including the portion related to discontinued operations, amounted to $478,000, $399,000, and $326,000 for the years ended December 31, 1995, 1994 and 1993, respectively. This agreement expires in December 1997.
In addition to the above fees, Atlantis paid Trivest an acquisition fee of $405,000 relating to the May 1994 acquisition of Advanced.

     Atlantis shares its Miami, Florida office space with several related entities. Rent expense for this office space, as well as certain other non-direct general and administrative expenses, are allocated among Atlantis and these entities.


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


NOTE 16. COMMITMENTS

     Atlantis and its subsidiaries lease various office space, buildings, transportation and production equipment with terms in excess of one year. Total expense under these agreements for the years ended December 31, 1995, 1994 and 1993 was approximately $1.5 million, $2.2 million and $2.6 million, respectively.

     The total minimum rental commitments under operating leases at December 31, 1995 consisted of the following (in thousands):


                                 YEAR              AMOUNT

                                 1996              $1,643
                                 1997               1,462
                                 1998               1,251
                                 1999                 649
                                 2000                 354
                                 Thereafter           877
                                                   ------
                                   TOTAL           $6,236
                                                   ======

NOTE 17. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER RESTRUCTURING CHARGES

     During the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with the provisions of SFAS No. 121, the Company wrote off certain goodwill and wrote down certain fixed assets, as discussed below.

     As more fully discussed in "Management's Discussion and Analysis of Operations", the Company's Tulsa custom film facility was unprofitable during 1995, had experienced operating losses in prior periods, and was expected to continue to incur operating losses in the future if the fourth quarter 1995 restructuring of the business was not undertaken. As part of that restructuring, the Company estimated the facility's future cash flows from its operations and its eventual disposition, compared those amounts to its carrying value, and determined that an impairment loss should be recognized. Accordingly, during the fourth quarter of 1995 goodwill associated with the facility was written off, and its fixed assets were written down to fair value.

     Also as previously discussed, during the fourth quarter of 1995 the Company decided to dispose of Plastic Containers, Inc., its remaining blow molding operation, as part of its strategy to focus its resources on the manufacture of film products and selected molded products, and to dispose of product groups that are not part of these operations. The Company determined that the carrying value of this operation exceeded its fair value, and determined the amount of the impairment charge by developing its best estimate of the fair value of the long-lived assets and comparing it to the carrying value of those long-lived assets. As a result, the majority of the goodwill associated with this business was written off during the fourth quarter of 1995. This business operates within the Atlantis Molded Plastics segment, and posted 1995 sales and operating income of approximately $12.9 million and $783,000, respectively, excluding the effects of the goodwill writeoff.

     The fourth quarter 1995 noncash charges for the impairment of long-lived assets associated with the Tulsa custom film facility and the reduction in carrying value of the Company's blow molding unit in connection with its proposed sale totaled $10.6 million. Of this amount, goodwill writeoffs totalled approximately $8.9 million (with no associated tax benefit), and fixed asset writedowns totalled approximately $1.7 million pre-tax, or $1 million after-tax.

     During 1995, the Company also recorded restructuring charges of approximately $1.9 million related to (i) the first quarter 1995 reorganization of its senior management group (approximately $750,000), (ii) the third and fourth quarter 1995 reconfiguration of its stretch film sales organization (approximately $800,000), and (iii) the fourth quarter 1995 headcount reduction costs associated with the restructuring of the Tulsa custom facility and the injection molding unit (approximately $350,000).


NOTE 18. DISCONTINUED OPERATIONS

      Discontinued operations in 1995 and 1994 consisted of the operations of Western Pioneer, the Company's California property-casualty insurance subsidiary which was sold on August 31, 1995 to a Massachusetts-based property casualty insurer for $12.0 million. In connection with the sale, the Company purchased vacant land from Western Pioneer for approximately $639,000. The Company intends to dispose of this land and established a valuation allowance to reduce the carrying value of the land to approximately $370,000. The after-tax gain recognized on the sale was approximately $483,000, including the effects of the land valuation allowance. The net cash proceeds after the land purchase, taxes, expenses and inter-company amounts were applied to the Company's revolving credit facility.

     The following table summarizes Western Pioneer's operating results for the eight months ended August 31, 1995 and the years ended December 31, 1994 and 1993:

                                          (IN THOUSANDS)
                               1995*            1994        1993
          Revenues            $17,621          $23,306     $19,317
          Expenses             17,872           22,099      18,436
          Net income (loss)      (251)           1,207         881


     * Represents operating results for the period January 1 - August 31, 1995.

     Prior to 1994, discontinued operations included both Western Pioneer and the Company's interest in Loewenstein, now known as WinsLoew. During 1993, Loewenstein accounted for approximately $561,000 of the Company's income from discontinued operations, and a gain of approximately $1,885,000 was recognized on Loewenstein stock transactions. The Company continues to hold for sale a 9% WinsLoew stock investment.


NOTE 19.  ACCOUNTING PRONOUNCEMENTS

     As previously discussed, during the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Notes 1 and 17).

     In October, 1995 SFAS No. 123, "Accounting for Stock Based Compensation" was issued. SFAS 123 introduces a preferable fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules.

      Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to make certain proforma disclosures. SFAS No. 123 must be implemented no later than fiscal year 1996. The Company has not yet determined the method or effect on operating results of implementing the statement; however, the adoption of SFAS No. 123 is not expected to have a materially adverse effect on consolidated financial position.


NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited consolidated quarterly financial data for the years ended December 31, 1995 and 1994 is as follows:


                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                        1ST QUARTER       2ND QUARTER       3RD QUARTER        4TH QUARTER
                      ----------------  ----------------  ----------------  -----------------
                       1995     1994     1995     1994     1995     1994      1995     1994
                      -------  -------  -------  -------  -------  -------  --------  -------
Net sales             $77,857  $54,128  $68,344  $63,543  $70,911  $69,563   $63,952  $73,584
Gross profit           14,170   10,733    7,792   12,588    9,675   12,791     8,278   15,461
Income (loss) from
  continuing
  operations              943      797   (1,726)   1,356   (1,277)   1,267   (11,498)   1,739
Net income (Loss)         951      785   (2,341)   1,490     (439)   1,625   (11,243)   2,466
Income (loss) from
  continuing
  operations per
  common share        $  0.12  $  0.10   ($0.23) $  0.18   ($0.17) $  0.16    ($1.62) $  0.23

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

                                    PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (A)  DOCUMENTS FILED AS A PART OF THIS REPORT:


                                                                                        PAGE(S)
                                                                                        -------
            (1)   Financial Statements:
                  Report of Independent Accountants..............................         23
                  Consolidated Income Statements.................................         24
                  Consolidated Balance Sheets....................................         25
                  Consolidated Statements of Shareholders' Equity................         26
                  Consolidated Statements of Cash Flows..........................         27
                  Notes to Consolidated Financial Statements.....................         28

         (2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.


         (3) Exhibits (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)


  2.1 Agreement and Plan of Merger by and between Atlantis Plastics, Inc., a Florida corporation and Atlantis Group, Inc., a Delaware corporation, dated as of April 22, 1994. (2)(1)

  3.1  Registrant's Articles of Incorporation (3.1)(1)

  3.2  Registrant's Bylaws (February 1988) (3.2)(1)

  4.1 Form of Stock Certificate evidencing ownership of Registrant's Class A Common Stock(10)

  4.2 Trust Indenture between Registrant and American Stock Transfer and Trust Company (4.2)(7)

  4.3  Form of Senior Note, dated February 15, 1993 (4.3)(7)

 10.1 Preferred Stock Subscription and Purchase Agreement, dated October 24, 1986, between Registrant and Southeast Banking Corporation (10.20)(1)

*10.2 Registrant's Amended and Restated Stock Option Plan, dated as of March 16, 1989 (10.1)(4)

*10.3  Registrant's 1987 Disinterested Directors Stock Option Plan (10.2)(2)

*10.4  Registrant's Amended and Restated 1990 Stock Option Plan (10.2)(4)

*10.5 Fourth Amended and Restated Management Agreement between Registrant and Trivest, Inc. (10.5)(6)

*10.6 Second Amended and Restated Employment Agreement, dated January 1, 1990 between Registrant and Earl W. Powell (10.6) (3)

*10.7 First Amendment To Second Amended and Restated Employment Agreement, dated as of April 1, 1992, between Registrant and Earl W. Powell (10.7)
       (7)

*10.8 Employment Agreement, dated January 1, 1990, between Registrant and Phillip T. George, M.D. (10.7) (3)

*10.9 First Amendment to Employment Agreement, dated as of April 1, 1992, between the Registrant and Phillip T. George, M.D. (10.9) (7)

10.10  Form of Indemnification Agreement (10.47)(9)


10.11 Office Lease, dated as of December 31, 1993, between Grand Bay Plaza Joint Venture and the Registrant, and First Addendum thereto
       (8)

10.12  Settlement Agreement by and between Mobil Oil Corporation and
       Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992 (10.40)(5)

10.13 License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992 (10.41)(5)

10.14 Loan Contract, dated October 30, 1987, between State of Minnesota and National Poly Products, Inc. (10.11)(2)

10.15 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated October 30, 1991 (10.43)(5)

10.16 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated January 13, 1992 (10.44 )(5)

10.17 Consent and Acknowledgment to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated February 18, 1993 (10.22)(7)

10.18 Loan Agreement between Arkansas Development Finance Authority and Cyanede, dated March 18, 1992 (10.69)(6)

10.19 Promissory Note from Cyanede to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992 (10.70)(6)

10.20 Office Lease, dated as of April 1, 1992, between Euram 1870 Exchange Associates and National Poly Products, Inc. (10.78)(6)

10.21 Subordination and Attornment Agreement between State Farm Life Insurance Company and National Poly Products, Inc. dated April 6, 1992 (10.78)(6)

10.22 Intercreditor Agreement between Heller Financial, Inc., Arkansas Development Finance Authority and Worthen Trust Company, Inc. (10.40)(7)

10.23  Asset Purchase Agreement, dated May 17, 1994, among the
       Registrant, Advanced Plastics, Inc. and Frederick R. Warren. (9)

10.24 Credit Agreement, dated February 22, 1993, between the Registrant and Heller Financial, Inc. (the "Heller Credit Agreement") (10.39)(7)

10.25 First Amendment and Waiver, dated March 28, 1994, to Heller Credit Agreement. (10.29) (10)

 10.26  Consent Letter, dated May 23, 1994, to Heller Credit Agreement. (10.30)
        (10)

 10.27 Second Amendment, dated August 15, 1994, to Heller Credit Agreement. (10.31) (10)

 10.28 Consent Letter, dated September 9, 1994, to Heller Credit Agreement. (10.32) (10)

 10.29 Consent Letter, dated February 13, 1995, to Heller Credit Agreement. (10.33) (10)

 10.30 Consent and Waiver Letter, dated February 24, 1995, to Heller Credit Agreement. (10.34) (10)

 10.31 Third Amendment to Heller Credit Agreement and Consent, dated as of March 30, 1995. (10.3) (11)

 10.32 Fourth Amendment to Heller Credit Agreement, dated as of September 30, 1995. (10.2) (13)

 10.33 Fifth Amendment to Heller Credit Agreement, dated as of December 31, 1995. (14)

 10.34 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (10.35) (10)

*10.35 Employment Agreement, dated February 1, 1995, between the Registrant and Anthony F. Bova. (10.1) (11)

*10.36 Employment Agreement, dated March 6, 1995, between the Registrant and Paul Rudovsky. (10.2) (11)


 10.37 Master Security Agreement and Promissory Note between Cyanede Plastics, Inc. and General Electric Capital Corporation ("GECC") in the amount of $2,673,919, dated as of February 23, 1995. (10.4)
        (11)

 10.38 Corporate Guaranty of the Registrant of the obligations of Cyanede Plastics, Inc. to GECC, dated as of February 23, 1995. (10.5) (11)

 10.39 Master Security Agreement and Promissory Note between Pierce Plastics, Inc. and GECC in the amount of $221,790, dated as of February 23, 1995. (10.6) (11)

 10.40  Corporate Guaranty of the Registrant of the obligations of
        Pierce Plastics, Inc. to GECC, dated as of February 23, 1995. (10.7)
        (11)

 10.41 Master Security Agreement and Promissory Note between Plastic Containers, Inc. and GECC in the amount of $340,000, dated as of February 23, 1995. (10.8) (11)

 10.42 Corporate Guaranty of the Registrant of the obligations of Plastic Containers, Inc. to GECC, dated as of February 23, 1995. (10.9) (11)

 10.43 Master Security Agreement and Promissory Note between Atlantis Plastic Films, Inc. (as successor by merger to Linear Films, Inc.) and GECC in the amount of $900,000, dated as of February 23, 1995. (10.10) (11)

 10.44 Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $650,000, dated as of February 23, 1995. (10.11) (11)

 10.45 Corporate Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to GECC dated as of February 23, 1995. (10.12) (11)

10.46 Loan and Security Agreement by the Among Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., Plastic Containers, Inc. and The CIT/Equipment Group Financing, Inc. ("CIT"), dated as of 4/13/95. (10.13) (11)

10.47 First Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc., Atlantic Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc., Plastic Containers, Inc. and CIT dated to be effective as of December 31, 1995. (14)

10.48  Promissory Note from Atlantis Plastic Films, Inc., Cyanede
       Plastics, Inc., Pierce Plastics, Inc., and Plastic Containers, Inc. to CIT in the amount of $15,000,000, dated as of April 13, 1995. (10.14) (11)

10.49  Guaranty of the Registrant of the obligations of Atlantis
       Plastic Films, Inc. to CIT, dated as of April 13, 1995.  (10.15)
       (11)

10.50  Credit Agreement between Atlantis Plastics Injection Molding,
       Inc. and the Registrant and National City Bank, Northeast, dated as of May 19, 1995. (10.16) (12)

10.51  First Amendment to National City Bank, Northeast, Credit
       Agreement, dated as of September 30, 1995. (10.3) (13)

10.52  Second Amendment to National City Bank, Northeast, Credit
       Agreement, dated to be effective as of December 31, 1995. (14)

10.53 Stock Purchase Agreement for the acquisition of Western Pioneer Insurance Company by and between the Commerce Insurance Company, a Massachusetts Corporation and the Registrant, dated as of May 18, 1995. (10.17) (12)

10.54 Demand Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $1,280,579.70, dated as of May 8, 1995. (10.18)
       (12)

10.55 Purchase Agreement for the acquisition of the Joint Venture Interest of Rigal Plastics, Inc. in CKS/Rigal Plastics, by and between CKS Plastics, Inc., a Florida corporation and the Registrant, dated as of July 31, 1995. (10.1) (13)

11.1   Calculation of Earnings Per Share(14)

21.1   Registrant's Subsidiaries(14)

23.1   Consent of Coopers & Lybrand L.L.P.(14)

27.1   Financial Data Schedule (for SEC use only)
----------------


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

  (10) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

  (11) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

  (12) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

  (13) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Quarterly Report on Form 10-Q for the ended September 30, 1995.

  (14) Filed herewith.


      (B) REPORTS ON FORM 8-K

      During the fourth quarter of 1995, the Registrant filed a current report on Form 8-K, dated November 27, 1995.

      (C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

      The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

      (D)  FINANCIAL STATEMENT SCHEDULES REQUIRED BY
           REGULATION S-X


      See Item 14(a)2.

 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATLANTIS PLASTICS, INC.



Date: March 29, 1996                      By: /S/         PAUL RUDOVSKY
                                              ---------------------------------
                                                          PAUL RUDOVSKY
                                                    EXECUTIVE VICE PRESIDENT,
                                                    FINANCE AND ADMINISTRATION
                                                   (PRINCIPAL FINANCIAL OFFICER)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



            SIGNATURE                       TITLE                           DATE
            ---------                       -----                           ----
  /s/  EARL W. POWELL                Chairman of the Board               March 29, 1996
  --------------------------
       EARL W. POWELL


  /s/  PHILLIP T. GEORGE, M.D.            Director and                   March 29, 1996
  ----------------------------            Vice Chairman
       PHILLIP T. GEORGE, M.D.


  /s/  ANTHONY F. BOVA                  President and Chief              March 29, 1996
  ----------------------------           Executive Officer
       ANTHONY F. BOVA              (Principal Executive Officer)



  /s/  PAUL RUDOVSKY                   Executive Vice President          March 29, 1996
  ----------------------------        Finance and Administration
       PAUL RUDOVSKY                 (Principal Financial Officer)


  /s/  CHARLES D. MURPHY, III                   Director                 March 29, 1996
  ----------------------------
       CHARLES D. MURPHY, III


  /s/  CHESTER B. VANATTA                       Director                 March 29, 1996
  ----------------------------
       CHESTER B. VANATTA


  /s/  LARRY D. HORNER                          Director                 March 29, 1996
  ----------------------------
       LARRY D. HORNER


  /s/  CESAR ALVAREZ                            Director                 March 29, 1996
  ----------------------------
       CESAR ALVAREZ

                               INDEX TO EXHIBITS



                                                                                           PAGE NUMBER IN
                                                                                             SEQUENTIAL
                                                                                            NUMBER SYSTEM
                                                                                            -------------
 EXHIBIT

 10.33  Fifth Amendment to Heller Credit Agreement, dated as of December 31,
        1995. (14)                                                                                _____

 10.47  First Amendment to Loan and Security Agreement by and among Atlantis Plastic
        Films, Inc., Atlantic Plastics Injection Molding, Inc. (formerly known as Cyanede
        Plastics, Inc.) Pierce Plastics, Inc., Plastic Containers, Inc. and CIT dated to be
        effective as of December 31, 1995. (14)                                                   _____

 10.52  Second Amendment to National City Bank, Northeast, Credit Agreement, dated
        to be effective as of December 31, 1995. (14)                                             _____

 11.1   Calculation of Earnings Per Share(14)                                                     _____

 21.1   Registrant's Subsidiaries(14)                                                             _____

 23.1   Consent of Coopers & Lybrand L.L.P.(14)                                                   _____

 27.1   Financial Data Schedule (for SEC use only)