Form 10-Q
period 1996-03-31
ATLANTIS PLASTICS INC
filed 1996-05-14
CIK 811828

- --------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   March 31, 1996
                                          -------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to
                                          ----------------  ----------------

            Commission File number 1-9487
                                   ------

                           ATLANTIS PLASTICS, INC.
           (Exact name of registrant as specified in its charter)


          FLORIDA                                        06-1088270
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       1870 The Exchange, Suite 200, Atlanta, Georgia              30339
       -------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

      (Registrant's telephone number, including Area Code)  (800) 497-7659
                                                          ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  .  No     .
                                             ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class Shares     Outstanding at March 31, 1996
                -----------------  -----------------------------

                A, $.10 par value            4,238,823
                B, $.10 par value            2,899,977

- --------------------------------------------------------------------------------

                            ATLANTIS PLASTICS, INC.

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
       PART I.FINANCIAL INFORMATION

            Consolidated Income Statements (Unaudited)
            for the three months ended March 31, 1996 and 1995 ....       1

            Consolidated Balance Sheets (Unaudited)
            as of March 31, 1996 and December 31, 1995 ............       2

            Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended March 31, 1996 and 1995 ....       3

            Notes to Unaudited Consolidated Financial Statements ..       5

            Management's Discussion and Analysis
            of Financial Condition and Results of Operations ......       7


       PART II.OTHER INFORMATION


           Item 1 - Legal Proceedings .............................      12

           Item 6 - Exhibits and Reports on Form 8-K ..............      12


       SIGNATURES .................................................      13

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED  INCOME  STATEMENTS
               (Unaudited - In thousands, except per share data)

                                                                    -------------------------------
                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    -------------------------------
                                                                            1996            1995
                                                                    -------------------------------
Net sales............................................................          $64,273      $77,857

Cost of sales........................................................           52,711       63,687
                                                                     ------------------ -----------
                  GROSS PROFIT ......................................           11,562       14,170

Selling, general and administrative expenses.........................            7,502        7,953
Restructuring charges................................................                0          745
                                                                     ------------------ -----------

                  OPERATING INCOME ..................................            4,060        5,472

Net interest expense.................................................           (3,289)      (3,604)
                                                                     ------------------ -----------
                  INCOME FROM CONTINUING OPERATIONS BEFORE
                    INCOME TAXES.....................................              771        1,868

Income tax provision.................................................             (436)        (925)
                                                                     ------------------ -----------
                  INCOME FROM CONTINUING OPERATIONS..................              335          943

Income from discontinued operations,
     less applicable taxes...........................................                0            8
                                                                     ------------------ -----------

                  NET INCOME  .......................................              335          951

Preferred stock dividends............................................              (36)         (36)
                                                                     ------------------ -----------
Income applicable to
   common shares and equivalents.....................................             $299         $915
                                                                     =================  ===========
INCOME PER COMMON SHARE:
  Continuing operations .............................................            $0.04        $0.12
  Discontinued operations............................................             0.00         0.00
                                                                     ------------------ -----------
                  NET INCOME ........................................            $0.04        $0.12
                                                                     =================  ===========
Weighted average shares outstanding..................................            7,425        7,560
                                                                     =================  ===========






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS
                           (Unaudited - In thousands)


                                                                                    -------------   --------------
                                                                                       MARCH 31,      DECEMBER 31,
                                                                                          1996            1995
                                                                                    -------------   --------------
ASSETS
Cash and equivalents..................................................                          $174       $1,255
Accounts receivable, net..............................................                        31,405       28,250
Inventories...........................................................                        19,630       18,544
Other current assets..................................................                         6,035        7,044
                                                                                   ------------------ ------------
    Current assets....................................................                        57,244       55,093

Property and equipment, net...........................................                        62,893       64,333
Investment in WinsLoew Furniture, Inc. stock..........................                         4,890        4,798
Goodwill, net of amortization.........................................                        52,396       52,680
Other assets..........................................................                         3,149        3,557
                                                                                   ------------------ ------------

                                                                                            $180,572     $180,461
                                                                                   =================  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses.................................                       $27,335      $28,725
Current portion of long-term debt.....................................                         2,596        3,168
                                                                                   ------------------ ------------
    Current liabilities...............................................                        29,931       31,893

Long-term debt, net of current portion................................                       114,933      113,294
Deferred income taxes.................................................                         6,636        6,610
Other liabilities.....................................................                         1,304        1,372
                                                                                   ------------------ ------------
    Total liabilities.................................................                       152,804      153,169
                                                                                   ------------------ ------------
Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value, 20,000 shares
      authorized, issued and outstanding in 1996 and 1995.............                         2,000        2,000
  Class A common stock, $.10 par value, 20,000,000 shares authorized,
    4,238,823 and 4,192,823 shares issued and outstanding in 1996 and 1995                       424          419
  Class B common stock, $.10 par value, 7,000,000 shares authorized,
    2,899,977 shares issued and outstanding in 1996 and 1995..........                           290          290
  Additional paid-in capital..........................................                         6,938        6,828
  Unrealized holding gains, net of tax................................                           349          287
  Retained earnings...................................................                        17,767       17,468
                                                                                   ------------------ ------------
    Total shareholders' equity........................................                        27,768       27,292

                                                                                   ------------------ ------------
                                                                                            $180,572     $180,461
                                                                                   ================== ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           (Unaudited - In thousands)


                                                                      ------------------------------
                                                                              THREE MONTHS ENDED
                                                                                  March 31,
                                                                      ------------------------------
                                                                            1996            1995
                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................              $335         $951
  Adjustments to reconcile net income to                             ------------------ ------------
    net cash used in operating activities:
    Depreciation....................................................             1,963        2,163
    Amortization of goodwill........................................               404          477
    Loan fee and other amortization.................................               132          135
    Changes in assets and liabilities:
        Increase in accounts receivable.............................            (3,155)        (683)
        Increase in inventories.....................................            (1,086)      (3,856)
        Decrease in other current assets............................             1,010        1,055
        Decrease in accounts payable and accrued expenses...........            (1,390)      (3,662)
        Increase in deferred income taxes...........................                26           22
        Decrease in other liabilities...............................               (68)         (62)
        Other, net..................................................               107          (72)
    Effects of discontinued operations..............................                 0          108
                                                                     ------------------ ------------
        Total adjustments...........................................            (2,057)      (4,375)
                                                                     ------------------ ------------
          Net cash used in operating activities.....................            (1,722)      (3,424)
                                                                     ------------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................              (980)      (4,311)
  Proceeds from sale of building....................................               475            0
                                                                     ------------------ ------------
          Net cash used in investing activities.....................              (505)      (4,311)
                                                                     ------------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements......................             8,541       12,968
  Repayments under revolving credit agreements......................            (6,770)     (10,766)
  Payments on long-term debt........................................              (704)        (241)
  Proceeds from issuance of long-term debt..........................                 0        5,923
  Dividends on preferred and common stock...........................               (36)        (215)
  Proceeds from exercise of stock options...........................               115            0
                                                                     ------------------ ------------
          Net cash provided by financing activities.................             1,146        7,669
                                                                     ------------------ ------------
Net decrease in cash and equivalents................................            (1,081)         (66)

Cash and equivalents at beginning of period.........................             1,255        1,433
                                                                     ------------------ ------------
Cash and equivalents at end of period...............................              $174       $1,367
                                                                     =================  ===========


                                  (CONTINUED)

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
                           (Unaudited - In thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  CONTINUING OPERATIONS:

                                                                      ------------------------------
                                                                              THREE MONTHS ENDED
                                                                                  March 31,
                                                                      ------------------------------
                                                                            1996            1995
                                                                      ------------------------------
    CASH PAID (RECEIVED) DURING THE PERIOD FOR:

      INTEREST......................................................            $5,886       $6,279
                                                                          ============   ==========
      INCOME TAXES..................................................             ($978)        $133
                                                                          ============   ==========


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                            ATLANTIS PLASTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements of Atlantis Plastics, Inc. ("Atlantis" or the "Company"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet, included herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Atlantis Plastic Films accounts for approximately two-thirds of the Company's net sales and produces: (i) stretch films (multi-layer plastic films that are used principally to wrap pallets of materials for shipping or storage), (ii) custom film products (high-grade laminating films, embossed films and specialty film products targeted primarily to industrial and agricultural markets), and (iii) institutional products such as aprons, gloves and tablecloths which are converted from polyethylene films.

        Atlantis Molded Plastics accounts for approximately one-third of the Company's net sales and consists of three principal technologies serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, (ii) a variety of extruded plastic trim and channel systems (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, doors, residential windows and doors, office furniture and retail store fixtures, and (iii) blow molded milk, juice, water and industrial containers in a variety of shapes and sizes.

        Western Pioneer Insurance Company ("Western Pioneer"), which was sold during August 1995, has been presented as a discontinued operation in the accompanying 1995 financial statements (see Note 6).

        All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current year presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Net income per common share was computed by dividing net income, after deducting dividends applicable to preferred stock, by the weighted average number of shares and share equivalents outstanding during the period. Fully diluted net income per common share is substantially equivalent to primary net income per common share.

4. The following table summarizes the cost and approximate fair value of the Company's WinsLoew stock investment, which is classified as available-for-sale at March 31, 1996 (in thousands):

                                   Unrealized
                                 -------------
                           Cost  Gains  Losses  Fair Value
                         ------  -----  ------  ----------
         WinsLoew Stock  $4,363   $527  $ --     $4,890


5. During September 1995, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture to CKS Packaging, Inc., its joint venture partner, for approximately $870,000 plus the assumption of the joint venture's indebtedness. The after-tax gain recognized on the sale was approximately $36,000. The net cash proceeds after expenses were applied to the Company's revolving credit facility.

6. Western Pioneer, the Company's California property-casualty insurance subsidiary which was classified as a discontinued operation in the accompanying financial statements, was sold to a Massachusetts-based property and casualty insurance holding company during August 1995 for $12.0 million. In connection with the sale, the Company purchased vacant land from Western Pioneer for approximately $639,000. The Company intends to dispose of this land. The after-tax gain recognized on the sale was approximately $483,000, including the effects of the land valuation allowance. The net cash proceeds of approximately $9.3 million after the land purchase, taxes, expenses and inter-company amounts were applied to the Company's revolving credit facility.

        The following table summarizes Western Pioneer's operating results for the three months ended March 31, 1995 (in thousands):


                                    THREE MONTHS
                                ENDED MARCH 31, 1995
                                --------------------
                    REVENUES           $6,219
                    EXPENSES            6,211
                    NET INCOME              8

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, agricultural, automotive, recreational vehicle, residential window and door, dairy and industrial container industries.

     Western Pioneer, the Company's California property-casualty insurance subsidiary which was sold during August 1995 for $12.0 million, was presented as a discontinued operation in the accompanying 1995 financial statements. See
Note 6 for certain information regarding Western Pioneer.

     During 1995 the Company's new senior management group developed and implemented a strategic operating plan which focuses on achieving a number of objectives during 1995 and 1996. The primary objectives of the strategic operating plan are: (i) to reduce the Company's fixed and variable costs, (ii) to reconfigure its stretch film sales organization, (iii) to exit non-strategic businesses, and (iv) to better manage its assets and reduce its indebtedness. The implementation of certain aspects of the strategic operating plan caused the Company to incur various nonrecurring costs during 1995, which have been segregated within the "Restructuring charges" category of the accompanying 1995 Income Statement.

     Selected income statement data for the quarterly periods ended March 31, 1995 through March 31, 1996 are as follows:

                                                       ($ IN MILLIONS)
                                           1996              1995
                                           ----   --------------------------
                                            Q1     Q4     Q3     Q2     Q1
                                           -----  -----  -----  -----  -----
                     NET SALES:
                     ---------
                     PLASTIC FILMS         $41.7  $43.7  $48.3  $45.7   55.1
                     MOLDED PLASTICS        22.6   20.3   22.6   22.6   22.8
                                           -----  -----  -----  -----  -----
                       TOTAL               $64.3  $64.0  $70.9  $68.3  $77.9
                                           =====  =====  =====  =====  =====

                     GROSS   PROFIT:            PERCENTAGE OF NET SALES
                     ---------------       ---------------------------------
                     PLASTIC FILMS           18%    16%    16%    13%    20%
                     MOLDED PLASTICS         18%    11%     8%    10%    15%
                       TOTAL                 18%    14%    13%    12%    18%

                     OPERATING INCOME(A):
                     --------------------
                     PLASTIC FILMS            6%     4%     4%     2%     9%
                     MOLDED PLASTICS          8%     1%     0%     1%     6%
                       TOTAL                  6%     3%     3%     2%     8%

                     NET INTEREST
                     EXPENSE:               $3.3   $3.3   $3.6   $3.8   $3.6
- --------------------

(A) Amounts exclude the effects of the 1995 impairment of long-lived assets and restructuring charges, which totalled $12.5 million for the Company.

SALES

     Net sales in the first quarter of 1996 were $64.3 million, compared to $77.9 million in the first quarter of 1995, a 17% reduction. The decline in net sales was due primarily to a significant drop in resin prices (the major raw material component of the Company's products) during the latter half of 1995, which resulted in lower average selling prices for the Company's products.

     Resin prices started declining in June 1995, and fell approximately 35% from early June 1995 through March 1996. A price increase of almost 15% was announced by the Company's plastic resin suppliers during the first quarter of 1996, and is expected to affect the Company's resin purchases starting in the second quarter of 1996.

     First quarter 1996 Atlantis Plastic Films sales of $41.7 million were 24% below first quarter 1995 sales of $55.1 million, primarily due to the drop in resin prices noted above. The decline in film sales also resulted from lower volume in pounds sold within the stretch film unit, compared with the first quarter of 1995. During the first quarter of 1995, the Company's stretch film customers were building inventories in reaction to increases in resin prices during 1994.

     The first quarter 1996 decline in stretch film volume compared to the first quarter of 1995 was partially offset by an increase in volume within the custom film unit, driven by increased demand for agricultural and carpet backing film products.

     First quarter 1996 Atlantis Molded Plastics sales of $22.6 million approximated last year's $22.8 million for the same period. However, first quarter 1996 net sales in this Segment increased 11% compared to the fourth quarter of 1995, almost entirely due to increased volume at the injection molded unit. First quarter 1996 sales volume for Atlantis Molded Plastics represented this segment's highest quarterly sales volume since 1994.


GROSS PROFIT

     Gross profit in the first quarter of 1996 was 18% of net sales, or $11.6 million, the highest level since the first quarter of 1995. The strong improvement was due to improved production efficiency in the Molded Plastics Segment, along with the positive impact of a number of other initiatives associated with the Company's strategic operating plan implemented during the latter half of 1995.

     The Atlantis Molded Plastics first quarter 1996 gross profit of 18% of sales was that Segment's highest quarterly level since 1994. The strong performance compared to prior quarters (11%, 8%, 10% and 15%, respectively), was primarily due to lower production and overhead costs within the injection molding unit achieved through improved scheduling and related reductions in overtime expense. In addition, blow molding profit margins continued to improve compared to 1995 levels, and profile extrusion's historically high gross profit margins were maintained during the first quarter of 1996.

     Atlantis Plastic Films first quarter 1996 gross profit (18% of sales) was at its highest level since the first quarter of 1995 (20% of sales). The improved profitability as a percentage of sales related to production efficiencies due to the Company's capital expenditure program, more effective management of stock keeping units, the consolidation of inefficient manufacturing facilities, and lower overhead expense. However, film market conditions remain extremely competitive and continue to exert downward pressure on variable profit margins compared to the profit margin percentage levels during late 1994 and early 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The Company's selling, general and administrative ("SG&A") expense was reduced from $8.0 million in the first quarter of 1995 to $7.5 million in the same period of 1996. The decrease in SG&A expense was primarily due to the various cost reduction programs initiated by the Company during 1995, including the Company-wide reduction in salaried headcount, the reconfiguration of the stretch film sales organization, and the restructuring of the Tulsa Custom Film facility and the injection molding unit.


INCOME

     As a result of the factors described above, first quarter 1996 operating income equaled 6% of net sales, or $4.1 million, the highest level since the first quarter of 1995. Net income in the 1996 first quarter was $335,000, or $0.04 per share, compared to net income of $951,000, or $0.12 per share in the same period of 1995.


INTEREST EXPENSE & TAXES

     First quarter 1996 interest expense of $3.3 million was 8% lower than the $3.6 million posted for the same period last year. The decrease can be attributed to reduced debt levels during 1996, resulting from lower accounts receivable and inventory average balances compared to the first quarter of 1995, along with debt paydowns from the proceeds generated by the August and September 1995 sales of Western Pioneer and the Company's 50% interest in the CKS/Rigal blow molding joint venture.

     The Company's effective tax rates during the first quarter periods of 1995 and 1996 were primarily affected by nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at March 31, 1996 totaled approximately $27.3 million, compared to $23.2 million at December 31, 1995. Cash and equivalents totaled $174,000 at March 31, 1996, compared to $1.3 million at December 31, 1995. The table below presents selected balance sheet and quarterly cash flow data (in thousands):


                                         MARCH 31,       DEC. 31,      MARCH 31,
                                           1996            1995           1995
                                         ---------       --------      ---------
SELECTED WORKING
CAPITAL/DEBT  DATA:
Working Capital                          $27,313         $23,200         $39,453
Accounts Receivable                       31,405          28,250          37,268
Inventories                               19,630          18,544          26,711
Total Debt                               117,529         116,462         137,118

                                                 1996               1995
                                                  Q1                 Q1
SELECTED CASH FLOW DATA:                          --                 --
Cash Used in Operating Activities             $(1,722)            $(3,424)
Cash Used in Investing Activities                (505)             (4,311)
Cash Provided by Financing Activities           1,146               7,669

     Effective December 1995, the Company amended its $30.0 million revolving credit facility and implemented a revolving credit availability formula based upon the Company's ratio of cash flow to total indebtedness. At March 31, 1996, the gross availability on the revolving credit facility equaled $17.5 million, and the unused availability equaled $14.2 million, net of borrowings outstanding of approximately $1.8 million and outstanding letters of credit of approximately $1.5 million.

     Covenants relating to the Company's 11% Senior Notes indebtedness restrict the Company from taking certain actions unless specified interest coverage ratio and other tests are met. The Company's 1995 decline in operating profitability caused it to fall below the interest coverage ratio requirement for the trailing four quarters ended September 30, 1995, December 31, 1995, and March 31, 1996 and, accordingly, the Company cannot pay dividends and its ability to incur new debt or take certain other actions is restricted in certain respects until it is again able to meet the interest coverage ratio requirement on a trailing four quarters basis.

     However, notwithstanding the foregoing restrictions, the Company is fully permitted to (i) borrow available funds on its revolving credit facility, and to (ii) incur new debt in connection with the refinancing of existing debt and certain other types of financings.

     The Company's Series A Convertible Preferred Stock ("Preferred Stock") entitles the holder to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year. As discussed above, the Company is prohibited from paying preferred dividends until it is again able to meet the interest coverage ratio requirement relating to its 11% Senior Notes on a trailing four quarters basis. In the event that three or more dividend payments are in arrears on the Preferred Stock, the holders of the Preferred Stock have the right to elect one director of the Company. As of May 1996, only one dividend payment is in arrears.

     The Company's primary needs for liquidity, on both a short- and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service and capital expenditures. The Company presently does not have any material commitments for future capital expenditures, and expects to meet its short- and long-term liquidity needs with funds generated from operations along with funds available under its revolving credit facility.


CASH FLOWS FROM OPERATING ACTIVITIES

     In the first three months of 1996, net cash used in operating activities was approximately $1.7 million, compared to $3.4 million for the same period last year. Accounts receivable and inventories increased by $3.2 million and $1.1 million, respectively, during the first quarter of 1996, due to higher sales during the month of March 1996 compared to December 1995, along with month-end March 1996 inventory purchases by Atlantis Plastic Films in advance of the previously described price increases announced by the Company's plastic resin suppliers.

     Accounts payable and accrued expenses at March 31, 1996 decreased $1.4 million compared to the 1995 year-end balance primarily due to a decrease in accrued interest on the Company's 11% Senior Notes resulting from the February 1996 semi-annual interest payment of $5.2 million, partially offset by increased inventory levels and accruals for incentive compensation.


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities during the first quarter of 1996 equaled $505,000, consisting of approximately $1.0 million of capital expenditures, offset by approximately $500,000 of proceeds from the sale of the former profile extrusion manufacturing facility. First quarter 1996 capital expenditures were significantly below last year's first quarter capital expenditures of $4.3 million.


CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities for the first quarter of 1996 was $1.1 million, compared to $7.7 million in the first quarter of 1995. Net borrowings on the Company's revolving credit facility increased by approximately $1.8 million during the first quarter of 1996, offset by $704,000 of principal payments on long-term debt during this period.

Part II.  Other Information


Item 1.   Legal Proceedings.

          The Company is, from time to time, involved in routine litigation. Nonesuch routine litigation in which the Company is presently involved is material to its financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K.

(3)  EXHIBITS

10.1 Amendment dated April 8, 1996 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova.

10.2 Amendment dated April 8, 1996 to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky.

27.1 Financial Data Schedule (for SEC use only).

- ------------------

(b)  Reports on Form 8-K:

     During the quarter for which this Quarterly Report on Form 10-Q is filed, no reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                        ATLANTIS PLASTICS, INC.




    Date: May 14, 1996  /s/ Anthony F. Bova
                        -------------------------------------
                        ANTHONY F. BOVA
                        President and Chief Executive Officer



    Date: May 14, 1996  /s/ Paul Rudovsky
                        -------------------------------------
                        PAUL RUDOVSKY
                        Executive Vice President Finance and
                        Administration