Form 10-Q
period 1996-06-30
ATLANTIS PLASTICS INC
filed 1996-08-01
CIK 811828

- -------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended       June 30, 1996
                                             -------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the transition period from _______________to__________________

     Commission File number 1-9487
                            ------

                            ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)


          FLORIDA                                           06-1088270
          -------                                           ----------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


     1870 The Exchange, Suite 200, Atlanta, Georgia              30339
     -----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

     (Registrant's telephone number, including Area Code)  (800) 497-7659
                                                            -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  .  No     .
                                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Class Shares                  Outstanding at June 30, 1996
     ------------                  ----------------------------
     A, $.10 par value                       4,238,823
     B, $.10 par value                       2,899,977

- -------------------------------------------------------------------------------

                            ATLANTIS PLASTICS, INC.

                               TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------

PART I. FINANCIAL INFORMATION

        Consolidated Income Statements (Unaudited)
        for the three and six months ended June 30, 1996 and 1995 .....   1

        Consolidated Balance Sheets (Unaudited)
        as of June 30, 1996 and December 31, 1995 .....................   2

        Consolidated Statements of Cash Flows (Unaudited)
        for the six months ended June 30, 1996 and 1995 ...............   3

        Notes to Consolidated Financial Statements (Unaudited) ........   4

        Management's Discussion and Analysis
        of Financial Condition and Results of Operations ..............   6


PART II. OTHER INFORMATION

        Item 1 - Legal Proceedings ....................................  12

        Item 4 - Submission of Matters to a Vote of Security-Holders ..  12

        Item 6 - Exhibits and Reports on Form 8-K .....................  12


SIGNATURES ............................................................  13

                   ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED  INCOME  STATEMENTS
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             ------------------------- -------------------------
                                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                      JUNE 30,                  JUNE 30,
                                                                             ------------------------- -------------------------
                                                                                 1996         1995         1996         1995
                                                                             ------------------------- -------------------------
Net sales...................................................................    $ 70,576      $68,344     $134,849     $146,201

Cost of sales...............................................................      57,622       59,967      110,333      123,654
                                                                                --------      -------     --------     --------
                   GROSS PROFIT.............................................      12,954        8,377       24,516       22,547

Selling, general and administrative expenses................................       7,276        6,968       14,817       14,937
Restructuring charges.......................................................           0            0            0          745
                                                                                --------      -------     --------     --------

                  OPERATING INCOME .........................................       5,678        1,409        9,699        6,865

Net interest expense........................................................      (3,255)      (3,775)      (6,505)      (7,363)
Other expense...............................................................         (73)         (96)         (73)         (96)
                                                                                --------      -------     --------     --------
                     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
                       INCOME TAXES.........................................       2,350       (2,462)       3,121         (594)

Income tax (provision) benefit..............................................      (1,053)         736       (1,489)        (189)
                                                                                --------      -------     --------     --------
                  INCOME (LOSS) FROM CONTINUING OPERATIONS..................       1,297       (1,726)       1,632         (783)

Loss from discontinued operations,
     net of applicable taxes................................................           0         (615)           0         (607)
                                                                                --------      -------     --------     --------

                  NET INCOME (LOSS)  .......................................       1,297       (2,341)       1,632       (1,390)

Preferred stock dividends...................................................         (37)         (37)         (73)         (73)
                                                                                --------      -------     --------     --------
Income (loss) applicable to
   common shares and equivalents............................................    $  1,260      ($2,378)    $  1,559      ($1,463)
                                                                                ========      =======     ========     ========
INCOME (LOSS) PER COMMON SHARE:
  Continuing operations ....................................................    $   0.17       ($0.23)    $   0.21       ($0.11)
  Discontinued operations...................................................        0.00        (0.08)        0.00        (0.08)
                                                                                --------      -------     --------     --------
                  NET INCOME (LOSS) ........................................    $   0.17       ($0.31)    $   0.21       ($0.19)
                                                                                ========      =======     ========     ========
Weighted average shares outstanding.........................................       7,479        7,623        7,452        7,621
                                                                                ========      =======     ========     ========


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                   ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED - IN THOUSANDS)


                                                                             ----------    ------------
                                                                               JUNE 30,    DECEMBER 31,
                                                                                 1996          1995
                                                                             ----------    ------------
ASSETS

Cash and equivalents........................................................    $  1,775     $  1,255
Accounts receivable, net....................................................      33,485       28,250
Inventories.................................................................      19,742       18,544
Other current assets........................................................       6,762        7,044
                                                                                --------     --------
    Current assets..........................................................      61,764       55,093

Property and equipment, net.................................................      61,508       64,333
Investment in WinsLoew Furniture, Inc. stock................................       4,751        4,798
Goodwill, net of amortization...............................................      51,882       52,680
Other assets................................................................       3,306        3,557
                                                                                --------     --------
                                                                                $183,211     $180,461
                                                                                ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses.......................................    $ 31,267     $ 28,725
Current portion of long-term debt...........................................       2,606        3,168
                                                                                --------     --------
    Current liabilities.....................................................      33,873       31,893

Long-term debt, net of current portion......................................     112,513      113,294
Deferred income taxes.......................................................       6,647        6,610
Other liabilities...........................................................       1,236        1,372
                                                                                --------     --------
    Total liabilities.......................................................     154,269      153,169
                                                                                --------     --------
Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value,
    20,000 shares authorized, issued and outstanding in
    1996 and 1995...........................................................       2,000        2,000
  Class A common stock, $.10 par value, 20,000,000 shares authorized,
    4,238,823 and 4,192,823 shares issued and outstanding in 1996 and 1995..         424          419
  Class B common stock, $.10 par value, 7,000,000 shares authorized,
    2,899,977 shares issued and outstanding in 1996 and 1995................         290          290
  Additional paid-in capital................................................       6,938        6,828
  Unrealized holding gains, net of tax......................................         257          287
  Retained earnings.........................................................      19,033       17,468
                                                                                --------     --------
    Total shareholders' equity..............................................      28,942       27,292

                                                                                --------     --------
                                                                                $183,211     $180,461
                                                                                ========     ========

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                   ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH  FLOWS
                          (UNAUDITED - IN THOUSANDS)


                                                                               ----------------------
                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               ----------------------
                                                                                  1996         1995
                                                                               ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................     $ 1,632      ($1,390)
  Adjustments to reconcile net income (loss) to                                  -------     --------
    net cash provided by operating activities:
    Depreciation............................................................       4,012        4,504
    Amortization of goodwill................................................         808          935
    Loan fee and other amortization.........................................         306          264
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable..........................      (5,235)       3,642
        (Increase) decrease in inventories..................................      (1,198)       2,976
        Decrease in other current assets....................................         282        1,155
        Increase (decrease) in accounts payable and accrued expenses........       2,469       (9,880)
        Increase (decrease) in deferred income taxes........................          37         (683)
        Decrease in other liabilities.......................................        (136)        (120)
        Other, net..........................................................          (7)         159
    Effects of discontinued operations......................................           0        1,111
                                                                                 -------     --------
        Total adjustments...................................................       1,338        4,063
                                                                                 -------     --------
          Net cash provided by operating activities.........................       2,970        2,673
                                                                                 -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................      (2,022)      (7,389)
  Proceeds from asset dispositions..........................................         800            0
                                                                                 -------     --------
          Net cash used in investing activities.............................      (1,222)      (7,389)
                                                                                 -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements..............................      11,982       17,758
  Repayments under revolving credit agreements..............................     (11,982)     (26,734)
  Payments on long-term debt................................................      (1,343)        (540)
  Proceeds from issuance of long-term debt..................................           0       15,418
  Dividends on preferred and common stock...................................           0         (429)
  Proceeds from exercise of stock options...................................         115           47
                                                                                 -------     --------
          Net cash (used in) provided by financing activities...............      (1,228)       5,520
                                                                                 -------     --------
Net increase in cash and equivalents........................................         520          804

Cash and equivalents at beginning of period.................................       1,255        1,433
                                                                                 -------     --------
Cash and equivalents at end of period.......................................     $ 1,775     $  2,237
                                                                                 =======     ========

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

          Atlantis Molded Plastics accounts for approximately one-third of the Company's net sales and consists of three principal technologies serving a wide variety of market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, (ii) a variety of extruded plastic trim and channel systems (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture and retail store fixtures, and (iii) blow molded milk, juice, water and industrial containers in a variety of shapes and sizes. During January 1996, as part of the Company's strategic operating plan objective to dispose of non-strategic businesses, the Company announced plans to sell Plastic Containers, Inc., its remaining manufacturer of blow molded plastic containers (also see Note 5).

          Western Pioneer Insurance Company ("Western Pioneer"), which was sold during August 1995, has been presented as a discontinued operation in the accompanying 1995 financial statements (see Note 6).

          All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current period presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.        Net income (loss) per common share was computed by dividing net income
     (loss), after deducting dividends applicable to preferred stock, by the weighted average number of shares and share equivalents outstanding during the period. Fully diluted net income (loss) per common share is substantially equivalent to primary net income (loss) per common share.

4. The following table summarizes the cost and approximate fair value of the Company's WinsLoew stock investment, which is classified as available-for-sale at June 30, 1996 (in thousands):


                                              Unrealized
                                          ------------------
                                 Cost     Gains       Losses        Fair Value
                                 ----     -----       ------        ----------
       WinsLoew Stock........  $ 4,363    $ 388       $   --          $ 4,751


5. During September 1995, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture to CKS Packaging, Inc., its joint venture partner, for approximately $870,000 plus the assumption of the joint venture's indebtedness.

6. Western Pioneer, the Company's California property-casualty insurance subsidiary which was classified as a discontinued operation in the accompanying financial statements, was sold to a Massachusetts-based property and casualty insurance holding company in August 1995 for $12.0 million. The following table summarizes Western Pioneer's operating results for the three and six months ended June 30, 1995 (in thousands):


                                    THREE MONTHS                SIX MONTHS
                                ENDED JUNE 30, 1995        ENDED JUNE 30, 1995
                                -------------------        -------------------

           REVENUES                    $6,773                    $12,992
           EXPENSES                     7,388                     13,599
           NET LOSS                      (615)                      (607)


7. During July 1996, the Company repurchased, at a slight discount, $5.7 million of its 11% Senior Notes in the open market, which will result in an after tax extraordinary loss of $72,000 principally related to the writeoff of unamortized loan origination costs.

8. In October, 1995 SFAS No. 123, "Accounting for Stock Based Compensation" was issued. SFAS No. 123 introduces a preferable fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules.

           Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to make certain proforma disclosures. The Company will adopt SFAS No. 123 during fiscal year 1996 utilizing the proforma disclosure method of implementation and, therefore, the adoption of SFAS No. 123 will have no effect on consolidated financial position.

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

     Western Pioneer, the Company's California property-casualty insurance subsidiary which was sold during August 1995 for $12.0 million, was presented as a discontinued operation in the accompanying 1995 financial statements. See
Note 6 to the Consolidated Financial Statements for certain information regarding Western Pioneer.

     During 1995 the Company's new senior management group developed and implemented a strategic operating plan which focuses on achieving a number of objectives during 1995 and 1996. The primary objectives of the strategic operating plan are: (i) to reduce the Company's fixed and variable costs, (ii) to reconfigure its stretch film sales organization, (iii) to exit non-strategic businesses, and (iv) to better manage its assets and reduce its indebtedness. During January 1996, as part of the Company's objective to dispose of non-strategic businesses, the Company announced plans to sell Plastic Containers, Inc., its remaining manufacturer of blow molded plastic containers.

     The implementation of certain aspects of the strategic operating plan caused the Company to incur various nonrecurring costs during 1995, which have been segregated within the "Restructuring charges" category of the accompanying 1995 Income Statement.

     Selected income statement data for the quarterly periods ended March 31, 1995 through June 30, 1996 are as follows:


                                            ($ IN MILLIONS)
                                     1996                      1995
                                 --------------    --------------------------

NET SALES:                         Q2       Q1      Q4     Q3      Q2       Q1
- ----------                         --       --      --     --      --       --
PLASTIC FILMS                    $46.8    $41.7   $43.7  $48.3   $45.7     55.1
MOLDED PLASTICS                   23.8     22.5    20.3   22.6    22.6     22.8
                                 -----    -----   -----  -----   -----    -----
  TOTAL                          $70.6    $64.2   $64.0  $70.9   $68.3    $77.9
                                 =====    =====   =====  =====   =====    =====

GROSS PROFIT:                              PERCENTAGE OF NET SALES
- -------------                              -----------------------
PLASTIC FILMS                       17%      18%     16%    16%     13%      20%
MOLDED PLASTICS                     20%      18%     11%     8%     10%      15%

  TOTAL                             18%      18%     14%    13%     12%      18%

OPERATING INCOME(A):
- --------------------
PLASTIC FILMS                        6%       6%      5%     4%      2%       9%
MOLDED PLASTICS                     13%       8%      1%     0%      1%       6%

  TOTAL                              8%       6%      4%     3%      2%       8%

NET INTEREST EXPENSE:            $ 3.2    $ 3.3   $ 3.3  $ 3.5   $ 3.8    $ 3.6
- ---------------------

(A) Amounts exclude the effects of the 1995 impairment of long-lived assets and restructuring charges, which totaled $12.5 million for the Company.

SALES

     Second quarter 1996 sales of $70.6 million were 3% ahead of last year's second quarter and 10% ahead of the first quarter of 1996. The sales growth over last year's second quarter and the first quarter of 1996 occurred in both Atlantis Plastic Films and Atlantis Molded Plastics. Year-to-date 1996 sales equaled $134.8 million, approximately 8% below last year's first half sales of $146.2 million. The decline in sales during the first half of 1996 compared to the same period in the prior year occurred primarily within the Atlantis Plastic Films stretch film unit, due to: (i) lower sales volume in pounds during the first quarter of 1996 compared with the first quarter of 1995, and
(ii) lower average film selling prices during the first half of 1996 compared with the first half of 1995, resulting from lower average resin prices through June 1996.

     Resin prices began declining in June 1995 from the record high levels of late 1994 and early 1995 and fell approximately 35% from early June 1995 through March 1996. Since that time, resin prices have rapidly increased, and, as of June 30, 1996, were about 30% above their first quarter 1996 lows and 15% below their early 1995 highs.

     Second quarter 1996 Atlantis Plastic Films sales of $46.8 million were driven by a 22% increase in volume over the same period a year ago and a 15% increase in volume over the first quarter of 1996, with second quarter 1996 volume representing the film group's highest quarterly sales volume. However, due to the effects on 1996 selling prices of the resin price movements discussed above, the second quarter 1996 film sales increase in dollar terms was not as significant, with a 2% increase over the same period a year ago and a 12% increase over the first quarter of this year.

     Second quarter 1996 Atlantis Molded Plastics sales of $23.8 million were 5% ahead of both second quarter 1995 and first quarter 1996 sales, and represented this segment's second highest quarterly sales ever, exceeded only by the third quarter of 1994. During the second quarter of 1996, sales increases were posted within the injection, profile and blow molding units compared with both the second quarter of 1995 and the first quarter of 1996. Year-to-date 1996 sales for Atlantis Molded Plastics equaled $46.4 million, 2% ahead of last year's first half sales.


GROSS PROFIT

     Second quarter and first half 1996 gross profit equaled 18% of sales, the highest level since the first quarter of 1995. The strong improvement was primarily due to the positive impact of a number of initiatives associated with the Company's strategic operating plan implemented during the latter half of 1995.

     The Atlantis Plastic Films second quarter and first half 1996 gross profit percentages of 17% and 18%, respectively, were well ahead of last year's second quarter and slightly better than the first half percentages of 13% and 17%, respectively. The improved film profitability as a percentage of sales related to higher sales volume in pounds, production efficiencies due to the Company's capital expenditure program, more effective management of stock keeping units, the consolidation of inefficient manufacturing facilities, and lower overhead expense.

     While the Atlantis Plastic Films 1996 second quarter and first half gross profit percentages reflect improvements over the comparable 1995 percentages, the second quarter percentage of 17% is down slightly from the first quarter 1996 percentage of 18%, primarily due to margin compression within the stretch film unit, caused by extremely competitive stretch film market conditions which continue to exert downward pressure on variable stretch film profit margins compared to the profit margin percentage levels during late 1994 and early 1995.

     The Atlantis Molded Plastics second quarter and first half 1996 gross profit percentages equaled 20% and 19%, respectively, with the second quarter 1996 percentage representing that segment's highest quarterly level since 1994. The continued improvement since the third quarter of 1995 is primarily attributable to the injection molding unit, due to lower production and overhead costs, improved scheduling and related reductions in overtime expense. In addition, blow molding profit margins continued to improve compared to 1995 levels, and the profile extrusion unit continues to maintain its historically high gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGES

     The Company's second quarter and first half 1996 selling, general and administrative ("SG&A") expenses were $7.3 million and $14.8 million, respectively, compared to $7.0 million and $14.9 million for the same periods in 1995. Second quarter and first half 1996 SG&A expense includes incentive compensation expenses related to improved operating results and earnings per share. Excluding these costs, SG&A expense for the 1996 second quarter and first half periods decreased significantly compared with the same periods in 1995, primarily due to the various cost reduction programs initiated by the Company during 1995. These programs include the Company-wide reduction in salaried headcount, the reconfiguration of the stretch film sales organization, and the restructuring of the Tulsa Custom Film facility and the injection molding unit.

     As described above, the implementation of certain aspects of the strategic operating plan caused the Company to incur various nonrecurring costs during 1995, which have been segregated within the "Restructuring charges" category of the accompanying 1995 Income Statement.

INTEREST EXPENSE AND INCOME TAXES

     Second quarter and year-to-date 1996 interest expense of $3.2 million and $6.5 million, respectively, were 14% and 12% lower than the $3.8 million and $7.4 million posted for the same periods last year. These decreases can be attributed to reduced debt levels during the first half of 1996, resulting from lower working capital levels compared to the same period of 1995, along with debt paydowns from the proceeds generated by the August and September 1996 sales of Western Pioneer and the Company's 50% interest in the CKS/Rigal blow molding joint venture, respectively.

     The Company's effective tax rates during the second quarter and first half periods of 1996 and 1995 were primarily affected by nondeductible goodwill amortization.

INCOME (LOSS)

     As a result of the factors described above, second quarter 1996 operating income equaled 8% of net sales, or $5.7 million, the highest quarterly level since the fourth quarter of 1994. Year-to-date 1996 operating income equaled $9.7 million, compared to $6.9 million in the first half of 1995.

     Net income in the second quarter of 1996 was $1.3 million, or $0.17 per share, compared to a loss from continuing operations of $1.7 million, or $0.23 per share, in the same period of 1995. Year-to-date 1996 net income equaled $1.6 million, or $0.21 per share, compared to a first half 1995 loss from continuing operations of $783,000, or $0.11 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June 30, 1996 totaled approximately $27.9 million compared to $23.2 million at December 31, 1995. Cash and equivalents totaled $1.8 million at June 30, 1996, compared to $1.3 million at December 31, 1995. The table below presents selected balance sheet and quarterly cash flow data (in thousands):

                                                JUNE 30,   DEC. 31,    JUNE 30,
                                                  1996       1995        1995
                                                  ----       ----        ----
SELECTED WORKING CAPITAL/DEBT DATA:
Working Capital                                 $ 27,891   $ 23,200    $ 34,442
Accounts Receivable                               33,485     28,250      32,943
Inventories                                       19,742     18,544      19,879
Total Debt                                       115,119    116,462     135,136


                                                            ---------------------
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            ---------------------
                                                            1996             1995
                                                            ----             ----
SELECTED CASH FLOW DATA:
Cash Provided by Operating Activities                     $ 2,970          $ 2,673
Cash Used in Investing Activities                          (1,222)          (7,389)
Cash Provided by (Used in) Financing Activities            (1,228)           5,520

     Effective December 1995, the Company amended its $30.0 million revolving credit facility and implemented a revolving credit availability formula based upon the Company's ratio of cash flow to total indebtedness. Due to the Company's improved 1996 performance, the gross availability on the revolving credit facility increased from $17.5 million as of March 31, 1996 to $25.0 million as of June 30, 1996, and the unused availability equaled $23.5 million, net of outstanding letters of credit of approximately $1.5 million. There were no revolver borrowings outstanding as of June 30, 1996.

     Covenants relating to the Company's 11% Senior Notes indebtedness restrict the Company from taking certain actions unless specified interest coverage ratio and other tests are met. The Company's 1995 decline in operating profitability caused it to fall below the interest coverage ratio requirement for the trailing four quarters ended September 30, 1995, December 31, 1995, March 31, 1996 and June 30, 1996 and, accordingly, the Company cannot pay dividends; and its ability to incur new debt or take certain other actions is restricted in certain respects until it is again able to meet the interest coverage ratio requirement on a trailing four quarters basis.

     However, notwithstanding the foregoing restrictions, the Company is fully permitted to: (i) borrow available funds on its revolving credit facility, and
(ii) incur new debt in connection with the refinancing of existing debt and certain other types of financings.

     The Company's Series A Convertible Preferred Stock ("Preferred Stock") entitles the holder to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year. As discussed above, the Company is prohibited from paying preferred dividends until it is again able to meet the interest coverage ratio requirement relating to its 11% Senior Notes on a trailing four quarters basis. In the event that three or more dividend payments are in arrears on the Preferred Stock, the holder of the Preferred Stock has the right to elect one director of the Company. As of July 1996, only one dividend payment is in arrears.

     The Company's principal needs for liquidity, on both a short- and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service and capital expenditures. The Company presently does not have any material commitments for future capital expenditures, and expects to meet its short- and long-term liquidity needs with funds generated from operations along with funds available under its revolving credit facility.


CASH FLOWS FROM OPERATING ACTIVITIES

     In the first six months of 1996, net cash provided by operating activities was approximately $3.0 million, compared to $2.7 million for the same period last year. Accounts receivable and inventories increased by $5.2 million and $1.2 million, respectively, during the first half of 1996, due primarily to:
(i) higher selling prices and resin raw material costs resulting from the effects of the second quarter 1996 resin price increases described above, and
(ii) higher sales during the month of June 1996 compared to December 1995.

     Accounts payable and accrued expenses at June 30, 1996 increased $2.5 million, compared to the 1995 year-end balance primarily due to increased inventory levels associated with the previously-described second quarter 1996 resin price increases and accruals for incentive compensation.


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities during the first half of 1996 equaled $1.2 million, consisting of approximately $2.0 million of capital expenditures, offset by the proceeds from the sales of the former profile extrusion manufacturing facility and the land acquired during the sale of Western Pioneer.

     First half 1996 capital expenditures of $2.0 million were significantly below last year's first half capital expenditures of $7.4 million, which included expenditures relating to two new film lines, the expansion of capacity at the injection molding unit, and the purchase of the new profile extrusion manufacturing facility. Due to the nature and timing of the Company's capital expenditures, capital spending for the six months ended June 30, 1996 is not necessarily indicative of the spending to be expected for the full year.


CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used in financing activities for the first half of 1996 was $1.2 million, compared to $5.5 million of cash provided by financing activities in the first half of 1995. This cash was used primarily for principal payments on long-term debt.

     During July 1996, the Company repurchased, at a slight discount, $5.7 million of its 11% Senior Notes in the open market, which will result in an after tax extraordinary loss of $72,000 principally related to the writeoff of unamortized loan origination costs. Given today's interest rate environment, this repurchase should reduce the Company's pre-tax expenses by approximately $150,000 per year.

ACCOUNTING PRONOUNCEMENTS

     In October, 1995 SFAS No. 123, "Accounting for Stock Based Compensation" was issued. SFAS No. 123 introduces a preferable fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules.

     Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to make certain proforma disclosures. The Company will adopt SFAS No. 123 during fiscal year 1996 utilizing the proforma disclosure method of implementation and, therefore, the adoption of SFAS No. 123 will have no effect on consolidated financial position.

Part II.  Other Information

Item 1.   Legal Proceedings.
          The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 4.   Submission of Matters to a Vote of Security-Holders.
          (a) The Registrant held its Annual meeting of Shareholders on June 11, 1996.
          (b)  Not Required.
          (c) The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows:

                             Election of Directors
                             ---------------------
                  Name                  For        Withheld
                  ----                  ---        --------
                 CLASS A
                 -------
            Charles D. Murphy, III   3,653,289     159,661
            Chester B. Vanatta       3,653,289     159,661

                 CLASS B
                 -------
            Cesar L. Alvarez         2,451,184         -0-
            Anthony F. Bova          2,451,184         -0-
            Phillip T. George, M.D.  2,451,184         -0-
            Larry D. Horner          2,451,184         -0-
            Earl W. Powell           2,451,184         -0-
            Paul Rudovsky            2,451,184         -0-

          (d) Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

27.1 Financial Data Schedule (for SEC use only)

- ----------------

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







                                       ATLANTIS PLASTICS, INC.




Date: August 1, 1996                   /s/ Anthony F. Bova
                                       -------------------------------------
                                       ANTHONY F. BOVA
                                       President and Chief Executive Officer



Date: August 1, 1996                   /s/ Paul Rudovsky
                                       -------------------------------------
                                       PAUL RUDOVSKY
                                       Executive Vice President, Finance and
                                        Administration