Form 10-Q
period 1996-09-30
ATLANTIS PLASTICS INC
filed 1996-11-04
CIK 811828

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

          For the quarterly period ended    September 30, 1996
                                         ---------------------------------------
                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                                --------------  ----------------

                 Commission File number 1-9487
                                        ------


                            ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                           06-1088270
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

      1870 The Exchange, Suite 200, Atlanta, Georgia              30339
      -----------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

    (Registrant's telephone number, including Area Code)  (800) 497-7659
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
                                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class Shares                    Outstanding at September 30, 1996
        ------------                    ---------------------------------
     A, $.10 par value                                 4,238,823
     B, $.10 par value                                 2,899,977

--------------------------------------------------------------------------------

                            ATLANTIS PLASTICS, INC.

                               TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION

         Consolidated Income Statements (Unaudited) for the
         three and nine months ended September 30, 1996 and 1995 ......   1

         Consolidated Balance Sheets (Unaudited)
         as of September 30, 1996 and December 31, 1995 ...............   2

         Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended September 30, 1996 and 1995 ........   3

         Notes to Consolidated Financial Statements (Unaudited) .......   4

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations .............   7


PART II. OTHER INFORMATION


          Item 1 - Legal Proceedings ..................................  13

          Item 6 - Exhibits and Reports on Form 8-K ...................  13


SIGNATURES ............................................................  14

                  ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
              (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         --------------------     ---------------------
                                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                         --------------------     ---------------------
                                                                          1996          1995        1996         1995
                                                                         --------------------     ---------------------
Net sales............................................................    $68,211      $70,911     $203,060     $217,112

Cost of sales........................................................     56,583       61,521      166,916      185,175
                                                                         -------      -------     --------     --------

         GROSS PROFIT................................................     11,628        9,390       36,144       31,937

Selling, general and administrative expenses.........................      6,016        7,390       20,833       22,327
Restructuring charges................................................        -            240          -            985
                                                                         -------      -------     --------     --------

         OPERATING INCOME ...........................................      5,612        1,760       15,311        8,625

Net interest expense.................................................     (3,202)      (3,522)      (9,707)     (10,885)
Other expense........................................................        -           (192)         -           (288)
                                                                         -------      -------     --------     --------

         INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
            INCOME TAXES.............................................      2,410       (1,954)       5,604       (2,548)

Income tax (provision) benefit.......................................     (1,088)         677       (2,603)         488
                                                                         -------      -------     --------     --------

         INCOME (LOSS) FROM CONTINUING OPERATIONS....................      1,322       (1,277)       3,001       (2,060)

Income (loss) from discontinued operation, net ......................        143          356           96         (251)
Gain on disposition of discontinued operation, net...................        -            482          -            482
                                                                         -------      -------     --------     --------

         INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS  ..................      1,465         (439)       3,097       (1,829)

Extraordinary loss on early extinguishment of debt, net..............        (73)         -            (73)         -
                                                                         -------      -------     --------     --------

         NET INCOME (LOSS)  ,,,,,,,,,................................      1,392         (439)       3,024       (1,829)

Preferred stock dividends............................................        (36)         (36)        (109)        (109)
                                                                         -------      -------     --------     --------

Income (loss) applicable to common shares and equivalents............    $ 1,356      $  (475)    $  2,915     $ (1,938)
                                                                         =======      =======     ========     ========

INCOME (LOSS) PER COMMON SHARE:
  Continuing operations .............................................    $  0.17      $ (0.17)    $   0.39     $  (0.28)
  Discontinued operation.............................................       0.02         0.05         0.01        (0.03)
  Gain on disposition of discontinued operation......................        -           0.06          -           0.06
                                                                         -------      -------     --------     --------

         INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS....................       0.19        (0.06)        0.40        (0.25)
  Extraordinary item  ...............................................      (0.01)        -           (0.01)        -
                                                                         -------      -------     --------     --------

         NET INCOME (LOSS)...........................................    $  0.18      $ (0.06)    $   0.39     $  (0.25)
                                                                         =======      =======     ========     ========

Weighted average shares outstanding..................................      7,433        7,444        7,447        7,562
                                                                         =======      =======     ========     ========





    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (Unaudited - In thousands)


                                                                                 -------------     ------------
                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                 -------------     ------------
                                                                                      1996             1995
                                                                                 -------------     ------------
ASSETS
------

Cash and equivalents...........................................................    $    704          $  1,255
Accounts receivable, net.......................................................      30,761            28,250
Inventories....................................................................      21,429            18,544
Other current assets...........................................................       6,332             7,044
                                                                                   --------          --------

    Current assets.............................................................      59,226            55,093

Property and equipment, net....................................................      60,616            64,333
Investment in WinsLoew Furniture, Inc. stock...................................       5,169             4,798
Goodwill, net of amortization..................................................      51,483            52,680
Other assets...................................................................       3,024             3,557
                                                                                   --------          --------

                                                                                   $179,518          $180,461
                                                                                   ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued expenses..........................................    $ 27,347          $ 28,725
Current portion of long-term debt..............................................       2,609             3,168
                                                                                   --------          --------

    Current liabilities........................................................      29,956            31,893
Long-term debt, net of current portion.........................................     109,827           113,294
Deferred income taxes..........................................................       7,989             6,610
Other liabilities..............................................................       1,173             1,372
                                                                                   --------          --------

    Total liabilities..........................................................     148,945           153,169
                                                                                   --------          --------

Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value, 20,000 shares
    authorized, issued and outstanding in 1996 and 1995........................       2,000             2,000
  Class A common stock, $.10 par value, 20,000,000 shares authorized,
    4,238,823 and 4,192,823 shares issued and outstanding in 1996 and 1995.....         424               419
  Class B common stock, $.10 par value, 7,000,000 shares authorized,
    2,899,977 shares issued and outstanding in 1996 and 1995...................         290               290
  Additional paid-in capital...................................................       6,938             6,828
  Unrealized holding gain, net of tax..........................................         532               287
  Retained earnings............................................................      20,389            17,468
                                                                                   --------          --------

    Total shareholders' equity.................................................      30,573            27,292
                                                                                   --------          --------
                                                                                   $179,518          $180,461
                                                                                   ========          ========


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                   ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED - IN THOUSANDS)


                                                                                             --------------------
                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             --------------------
                                                                                               1996         1995
                                                                                             --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income (loss).......................................................................     $ 3,024      $(1,829)
                                                                                             -------      -------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation........................................................................       5,983        6,256
    Amortization of goodwill............................................................       1,212        1,473
    Loan fee and other amortization.....................................................         413          390
    Gains on disposition of discontinued operations and interest in Joint Venture.......         -           (520)
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable......................................      (2,511)       3,227
        (Increase) decrease in inventories..............................................      (2,885)       4,334
        Decrease in other current assets................................................         712        1,649
        Decrease in accounts payable and accrued expenses...............................      (1,378)      (6,452)
        Increase (decrease) in deferred income taxes....................................       1,379         (245)
        Decrease in other liabilities...................................................        (199)        (188)
        Other, net......................................................................         449         (365)
    Effects of discontinued operations..................................................         -         (1,464)
                                                                                             -------      -------

        Total adjustments...............................................................       3,175        8,095
                                                                                             -------      -------

          Net cash provided by operating activities.....................................       6,199        6,266
                                                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures..................................................................      (3,639)      (9,099)
  Proceeds from disposition of discontinued operations and interest in Joint Venture....         -         12,870
  Proceeds from asset dispositions......................................................         800          -
                                                                                             -------      -------

          Net cash (used in) provided by investing activities...........................      (2,839)       3,771
                                                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under revolving credit agreements..........................................      25,888       23,497
  Repayments under revolving credit agreements..........................................     (22,209)     (45,162)
  Payments on long-term debt............................................................      (7,705)      (1,053)
  Proceeds from issuance of long-term debt..............................................         -         15,461
  Dividends on preferred and common stock...............................................         -           (640)
  Proceeds from exercise of stock options...............................................         115           47
                                                                                             -------      -------

          Net cash used in financing activities.........................................      (3,911)      (7,850)
                                                                                             -------      -------

Net (decrease) increase in cash and equivalents.........................................        (551)       2,187

Cash and equivalents at beginning of period.............................................       1,255        1,433
                                                                                             -------      -------

Cash and equivalents at end of period...................................................     $   704      $ 3,620
                                                                                             =======      =======


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

                 Atlantis Molded Plastics accounts for approximately one-third of the Company's net sales and consists of three principal technologies serving a wide variety of market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, (ii) a variety of extruded plastic trim and channel systems (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture and retail store fixtures, and (iii) blow molded milk, juice, water and industrial containers in a variety of shapes and sizes. See Note 9 for information regarding the planned fourth quarter 1996 disposition of the Company's blow molding operation.

                 Western Pioneer Insurance Company ("Western Pioneer"), which was sold in August 1995, has been presented as a discontinued operation in the accompanying 1995 financial statements (see Note 6).

                 All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current period presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Net income (loss) per common share was computed by dividing net income (loss), after deducting dividends applicable to preferred stock, by the weighted average number of shares and share equivalents outstanding during the period. Fully diluted net income (loss) per common share is substantially equivalent to primary net income (loss) per common share.

4. The following table summarizes the cost and approximate fair value of the Company's WinsLoew stock investment, which is classified as available-for-sale at September 30, 1996 (in thousands):

                                                    Unrealized
                                                 -----------------
                                      Cost       Gains      Losses    Fair Value
                                    -------      -----      ------    ----------
         WinsLoew Stock..........   $ 4,363       $806        --         $5,169


5. During September 1995, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture to CKS Packaging, Inc., its joint venture partner, for approximately $870,000 plus the assumption of the joint venture's indebtedness.

6. Western Pioneer, the Company's California property-casualty insurance subsidiary which was classified as a discontinued operation in the accompanying financial statements, was sold to a Massachusetts-based property and casualty insurance holding company in August 1995 for $12.0 million. In June 1996, the Company sold vacant land acquired in connection with the Western Pioneer sale and recognized a net after tax loss of approximately $47,000. In addition, during September 1996 the Company recognized additional proceeds on the sale of Western Pioneer of approximately $143,000, net of tax, related to certain tax benefits due to the Company.

                 The Western Pioneer sale contract contains a provision which requires that the adequacy of Western Pioneer's loss reserves as of March 31, 1995 (the "Original Loss Reserves") be evaluated during the fourth quarter of 1997 (with provisions for extension of the evaluation to a later date). The Original Loss Reserves will be evaluated by comparison of the Original Loss Reserve amount to the sum of the actual payments made from March 31, 1995 to the evaluation date, plus the remaining loss reserves related to the coverage in place at March 31, 1995 (together, the "Actual Loss Reserves"). To the extent that the Original Loss Reserves are greater or less than the Actual Loss Reserves, the Company will receive an additional payment from, or make an additional payment to the purchaser of Western Pioneer, subject to certain deductions. At the present time, the Company does not anticipate that it will be required to make an additional payment in the future related to this contract provision.

                 The following table summarizes Western Pioneer's operating results for the three and nine months ended September 30, 1995 (in thousands):

                                        THREE MONTHS                    NINE MONTHS
                                ENDED SEPTEMBER 30, 1995 (A)   ENDED SEPTEMBER 30, 1995 (A)
                                ----------------------------   ----------------------------
               REVENUES                      $4,629                       $17,621
               EXPENSES                       4,273                        17,872
               NET INCOME (LOSS)                356                          (251)

         (a) Represents the two and eight months ended August 31, 1995.

7. During July 1996, the Company repurchased, at a slight discount, $5.7 million of its 11% Senior Notes in the open market, which resulted in an after tax extraordinary loss of $73,000, principally related to the write-off of unamortized loan origination costs.

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

                 Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to make certain proforma disclosures. The Company will adopt SFAS No. 123 during fiscal year 1996 utilizing the proforma disclosure method of implementation.

9. As previously disclosed, during the fourth quarter of 1995 the Company's Tulsa, Oklahoma custom film facility was downsized and made a satellite of the Cartersville, Georgia custom film facility in order to reduce costs and eliminate inefficiencies at that facility. During August 1996, the Tulsa custom film facility was closed and is presently being held for sale. The majority of this facility's production volume has been transferred to the Mankato, Minnesota and the Cartersville, Georgia custom film facilities.

                 During October 1996, as part of the Company's strategic objective to dispose of non-strategic businesses, the Company announced that it had signed a definitive agreement to sell Plastic Containers, Inc. ("PCI"), its blow molded plastic container manufacturer, to Reid Plastics, Inc., a diversified plastic products manufacturer headquartered in Arcadia, California. The sale is expected to result in a per share after tax gain of approximately
         $.21 - $.24 cents, with the net cash proceeds after taxes and expenses of approximately $7.0 - $7.5 million to be applied to the Company's revolving credit facility and other corporate uses. While the sale is scheduled to close prior to November 15, 1996, there can be no assurance that this transaction will be consummated.

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

         Western Pioneer, the Company's California property-casualty insurance subsidiary which was sold in August 1995 for $12.0 million, was presented as a discontinued operation in the accompanying 1995 financial statements. See Note 6 to the Unaudited Interim Consolidated Financial Statements for certain information regarding Western Pioneer.

         In 1995 the Company's new senior management group developed and implemented a strategic operating plan which focuses on achieving a number of objectives during 1995 and 1996. The primary objectives of the strategic operating plan were: (i) to reduce the Company's fixed and variable costs,
(ii) to reconfigure its stretch film sales organization, (iii) to better manage its assets and reduce its indebtedness, and (iv) to exit non-strategic businesses. See Note 9 to the Unaudited Interim Consolidated Financial Statements for information regarding the August 1996 shut down of the Company's Tulsa, Oklahoma custom film facility and the planned fourth quarter 1996 disposition of the Company's blow molding operation.

         The implementation of certain aspects of the strategic operating plan caused the Company to incur various nonrecurring costs during 1995, which have been classified as "Restructuring charges" within the accompanying Income Statements for the three and nine months ended September 30, 1996.

         Selected income statement data for the quarterly periods ended March 31, 1995 through September 30, 1996 are as follows:

         ($ IN MILLIONS)

                                                       1996                                1995
                                             -----------------------       -----------------------------------
         NET SALES:                            Q3       Q2       Q1          Q4         Q3       Q2        Q1
         ----------                            --       --       --          --         --       --        --
         PLASTIC FILMS                       $45.3    $46.8    $41.7       $43.7      $48.3    $45.7     $55.1
         MOLDED PLASTICS                      22.9     23.8     22.5        20.3       22.6     22.6      22.8
                                             -----    -----    -----       -----      -----    ------    -----

             TOTAL                           $68.2    $70.6    $64.2       $64.0      $70.9    $68.3     $77.9
                                             =====    =====    =====       =====      =====    =====     =====

         GROSS PROFIT:                                             PERCENTAGE OF NET SALES
         -------------                                             -----------------------
         PLASTIC FILMS                          17%      17%      18%         16%        16%      13%       20%
         MOLDED PLASTICS                        17%      20%      18%         11%         8%      10%       15%

             TOTAL                              17%      18%      18%         14%        13%      12%       18%

         OPERATING INCOME:
         -----------------
                                                                             (A)        (A)                (A)
         PLASTIC FILMS                           7%       6%       6%          5%         4%       2%        9%
         MOLDED PLASTICS                        10%      12%       8%          1%         0%       1%        6%

             TOTAL                               8%       8%       6%          4%         3%       2%        8%

         NET INTEREST
         EXPENSE:                            $ 3.2    $ 3.2    $ 3.3       $ 3.3      $ 3.5    $ 3.8     $ 3.6
         ------------

(A) Amounts exclude the effects of the 1995 impairment of long-lived assets and restructuring charges, which totaled $12.5 million for the Company.

SALES

         Third quarter 1996 sales totaled $68.2 million compared to last year's third quarter sales of $70.9 million. Year-to-date 1996 sales equaled $203.1 million, approximately 6% below last year's sales of $217.1 million. The decline in sales during the third quarter and first nine months of 1996, compared to the same periods in the prior year, occurred primarily within the Atlantis Plastic Films stretch film unit. The stretch film unit posted higher volume in pounds sold during the 1996 third quarter and nine month periods compared to the same periods in 1995, offset by lower average film selling prices resulting from lower average resin prices during 1996.

         Third quarter 1996 Atlantis Plastic Films sales of $45.3 million were lower than last year's third quarter film sales of $48.3 million, with year-to-date 1996 film sales of $133.9 million also below last year's first nine month sales of $149.1 million. The declines in dollar sales were due to lower film selling prices, as discussed above, with film volume in pounds sold increasing 9% for both the third quarter and year-to-date 1996 periods compared to the prior year.

         Third quarter 1996 Atlantis Molded Plastics sales equaled $22.9 million, comparable to third quarter 1995 sales of $22.6 million. Year-to-date 1996 sales for Atlantis Molded Plastics equaled $69.2 million, slightly ahead of last year's nine month sales of $68.0 million.


GROSS PROFIT

         Third quarter and year-to-date 1996 gross profit as a percentage of sales equaled 17% and 18%, respectively, well ahead of the gross profit percentages for the comparable periods during 1995. The strong improvement was primarily due to the positive impact of a number of initiatives associated with the Company's strategic operating plan implemented during the latter half of 1995.

         The Atlantis Plastic Films third quarter and year-to-date 1996 gross profit percentages equaled 17%, ahead of last year's third quarter and year-to-date percentages of 16%. The improved film profitability as a percentage of sales related to production efficiencies due to the Company's capital expenditure program, more effective management of stock keeping units, lower overhead expense, and the steps taken to address the production inefficiencies at the Tulsa custom facility (including the August 1996 closing of that plant-see Note 9).

         While the Atlantis Plastic Films 1996 third quarter and year-to-date gross profit percentages reflect improvements over the comparable 1995 percentages, the stretch film unit continues to be impacted by intense price competition resulting primarily from industry-wide over capacity. Efforts to improve the future profitability of this unit include the introduction of three new machine wrap stretch film products offering high performance characteristics while utilizing more cost effective materials and manufacturing processes, as well as targeted cost reductions in the areas of production and overhead expense.

         The Atlantis Molded Plastics third quarter and year-to-date 1996 gross profit percentages equaled 17% and 19%, respectively, compared to 8% and 11%, respectively, for the same 1995 periods. The strong improvement compared to 1995 was primarily attributable to a significant decrease in production and overhead costs for the injection molding unit, with this unit also posting improvements in scheduling and related reductions in overtime expense. In addition, blow molding profit margins continued to improve compared to 1995 levels, and the profile extrusion unit continued to maintain its historically high gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGES

         The Company's third quarter and year-to-date 1996 selling, general and administrative ("SG&A") expenses were $7.4 million and $22.3 million, respectively, lower than the $6.6 million and $21.6 million, respectively, for the same periods in 1995. Third quarter and year-to-date 1996 SG&A expense includes incentive compensation expenses related to improved operating results and earnings per share. Excluding these costs, SG&A expense for the 1996 third quarter and year-to-date periods decreased significantly compared with the same periods in 1995, primarily due to the various cost reduction programs initiated by the Company during 1995. These programs include the Company-wide reduction in salaried headcount, the reconfiguration of the stretch film sales organization, the restructuring of the injection molding unit and the steps taken to address the production inefficiencies at the Tulsa custom facility (including the August 1996 closing of that plant-see Note 9).

         As described above, the implementation of certain aspects of the strategic operating plan caused the Company to incur various nonrecurring costs during 1995, which have been classified as "Restructuring charges" within the accompanying Income Statements for the three and nine months ended September 30, 1996.


INTEREST EXPENSE AND INCOME TAXES

         Third quarter and year-to-date 1996 interest expense of $3.2 million and $9.7 million, respectively, were 9% and 11% lower than the respective $3.5 million and $10.9 million posted for the same periods last year. These decreases can be attributed to reduced debt levels during the first nine months of 1996, resulting from the following factors: (i) lower average working capital levels during 1996 compared to 1995, (ii) debt paydowns from the proceeds generated by the August and September 1995 sales of Western Pioneer and the Company's 50% interest in the CKS/Rigal blow molding joint venture, and (iii) lower effective interest rates as a result of the Company's 1995 capital equipment financing program and the 1995 and 1996 repurchases of the Company's 11% Senior Notes.

         The Company's effective tax rates differed from the applicable statutory rates during the third quarter and first nine month periods of 1996 and 1995 primarily due to nondeductible goodwill amortization.


INCOME (LOSS)

         As a result of the factors described above, third quarter 1996 operating income equaled 8% of sales, or $5.6 million, compared to 3% of sales, or $1.8 million for the same period in 1995. Year-to-date 1996 operating income equaled $15.3 million, compared to $8.6 million for the first nine months of 1995.

         Income from continuing operations in the third quarter of 1996 was $1.3 million, or $0.17 per share, compared to a loss from continuing operations of $1.3 million, or $0.17 per share, in the same period of 1995. Year-to-date income from continuing operations equaled $3.0 million, or $0.39 per share, compared to a year-to-date 1995 loss from continuing operations of $2.1 million, or $0.28 per share.


DISCONTINUED OPERATIONS

         Western Pioneer was sold to a Massachusetts-based property and casualty insurance holding company in August 1995 for $12.0 million. During June 1996, the Company sold vacant land acquired in connection with the

Western Pioneer sale and recognized a net after tax loss of approximately $47,000. In addition, during September 1996 the Company recognized additional proceeds on the sale of Western Pioneer of approximately $143,000, net of tax, related to certain tax benefits due to the Company.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 1996 totaled approximately $29.3 million compared to $23.2 million at December 31, 1995. Cash and equivalents totaled $0.7 million at September 30, 1996, compared to $1.3 million at December 31, 1995. The table below presents selected balance sheet and quarterly cash flow data (in thousands):

                                                                    SEPT. 30,        DEC. 31,    SEPT. 30,
                                                                      1996            1995         1995
                                                                      ----            ----         ----
             SELECTED WORKING CAPITAL/DEBT  DATA:
             Working Capital                                         $29,270         $23,200      $31,880
             Accounts Receivable                                      30,761          28,250       33,358
             Inventories                                              21,429          18,544       18,520

             Total Debt                                              112,436         116,462      121,978

                                                                              -------------------
                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              -------------------
                                                                              1996          1995
                                                                              ----          ----
             SELECTED CASH FLOW DATA:
             Cash Provided by Operating Activities                           $6,199        $6,266
             Cash (Used in) Provided by Investing Activities                 (2,839)        3,771
             Cash (Used in) Financing Activities                             (3,911)       (7,850)


         Effective December 1995, the Company amended its $30.0 million revolving credit facility and implemented a revolving credit availability formula based upon the Company's ratio of cash flow to total indebtedness. Due to the Company's improved 1996 performance, the gross availability on the revolving credit facility increased from $17.5 million as of December 31, 1995 to $30.0 million as of September 30, 1996. As of September 30, 1996 the unused availability equaled $24.9 million, after borrowings of $3.6 million and outstanding letters of credit of approximately $1.5 million.

         Covenants relating to the Company's 11% Senior Notes indebtedness restrict the Company from taking certain actions unless specified interest coverage ratio and other tests are met. The Company's 1995 decline in operating profitability caused it to fall below the interest coverage ratio requirement for the trailing four quarters ended September 30 and December 31, 1995, and March 31 and June 30, 1996. Accordingly, during those periods the Company could not pay dividends, and its ability to incur new debt or take certain other actions was restricted. Due to continued improvement in profitability during 1996, as of September 30, 1996 the Company met the interest coverage ratio requirement for the trailing four quarters ended September 30, 1996.

         The Company's Series A Convertible Preferred Stock ("Preferred Stock") entitles the holder to an annual cumulative dividend payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year. As discussed above, the Company was prohibited from paying preferred dividends during the period that it was unable to meet the interest coverage ratio requirement relating to its 11% Senior Notes on a trailing four quarters basis. As a result of the Company's meeting the interest coverage ratio requirement as of September 30, 1996, during October 1996 the Company paid the April 15 and October 15, 1996 Preferred Stock dividend payments.

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


CASH FLOWS FROM OPERATING ACTIVITIES

         In the first nine months of 1996, net cash provided by operating activities was approximately $6.2 million, compared to $6.3 million for the same period last year. Accounts receivable and inventories increased by $2.5 million and $2.9 million, respectively, during the first nine months of 1996, due primarily to: (i) higher selling prices and resin raw material costs as of September 30, 1996 compared to December 31, 1995 resulting from the effects of the 1996 resin price increases described above, and (ii) higher sales during the month of September 1996 compared to December 1995.

         Accounts payable and accrued expenses at September 30, 1996 decreased by $1.4 million compared to the 1995 year-end balance primarily due to lower accrued interest on the Company's 11% Senior Notes (semi-annual payments due February 15 and August 15), partially offset by 1996 accruals for incentive compensation.


CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first nine months of 1996 equaled $2.8 million, consisting of approximately $3.6 million of capital expenditures, offset by the proceeds from the sales of the former profile extrusion manufacturing facility and the land acquired during the sale of Western Pioneer.

         Year-to-date 1996 capital expenditures of $3.6 million were significantly below last year's first nine month's capital expenditures of $9.1 million, which included expenditures relating to two new film lines, the expansion of capacity at the injection molding unit, and the purchase of the new profile extrusion manufacturing facility. Due to the nature and timing of the Company's capital expenditures, capital spending for the nine months ended September 30, 1996 is not necessarily indicative of the spending to be expected for the full year.


CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities for the first nine months of 1996 was $3.9 million, compared to $7.9 million during the first nine months of 1995, with the cash used during 1996 primarily for principal payments on long-term debt.

         During July 1996, the Company repurchased, at a slight discount, $5.7 million of its 11% Senior Notes in the open market, which resulted in an after tax extraordinary loss of $73,000, principally related to the write-off of unamortized loan origination costs. While there can be no assurance that the Company's variable interest rates will remain at their present levels, given today's interest rate environment this repurchase should reduce the Company's interest expense by approximately $150,000 per year.

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

         Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to make certain proforma disclosures. The Company will adopt SFAS No. 123 during fiscal year 1996 utilizing the proforma disclosure method of implementation.

Part II. Other Information

Item 1.          Legal Proceedings.
                 The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 6.          Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.1     Sixth Amendment to Heller Credit Agreement, dated as of December 30,
         1995.

10.2     Seventh Amendment to Heller Credit Agreement, dated as of September 5,
         1996.

27.1     Financial Data Schedule


-------------------------

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





                                        ATLANTIS PLASTICS, INC.



Date: November 1, 1996                  /s/ Anthony F. Bova
                                        -------------------------------------
                                        ANTHONY F. BOVA
                                        President and Chief Executive Officer



Date: November 1, 1996                  /s/ Paul Rudovsky
                                        -------------------------------------
                                        PAUL RUDOVSKY
                                        Executive Vice President, Finance and
                                          Administration