Form 10-K405
period 1996-12-31
ATLANTIS PLASTICS INC
filed 1997-03-28
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}

  For the transition period from_________________________ to____________________

                          Commission file number 1-9487

                             ATLANTIS PLASTICS, INC.

             (Exact name of registrant as specified in its charter)

                FLORIDA                                06-1088270
     ---------------------------------             -------------------
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)

 1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA                     30339
   ------------------------------------------                    ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant as of January 31, 1997, was approximately $34,391,213 based on a $9.88 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of January 31, 1997 were 4,196,721 and 2,861,979, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                                 INDEX TO ITEMS
                                 --------------
                                                                          PAGE
                                                                          ----
PART I

Item 1.           Business..............................................    3

Item 2.           Properties............................................    9

Item 3.           Legal Proceedings.....................................    9

Item 4.           Submission of Matters to a Vote of

                  Security Holders......................................    9

PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters...........................    10

Item 6.           Selected Financial Data...............................    11

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................    12

Item 8.           Financial Statements and Supplementary Data...........    17

Item 9.           Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure..................................    35

PART III

Item 10.          Directors and Executive Officers of
                  the Registrant........................................    35

Item 11.          Executive Compensation................................    35

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management.................................    35

Item 13.          Certain Relationships and Related
                  Transactions..........................................    35

PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K...............................    35

Exhibits................................................................    38

Signatures..............................................................    44

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

       Atlantis Plastics, Inc., a Florida corporation ("Atlantis" or the "Company"), is a leading U.S. plastics manufacturer consisting of two operating segments: (i) Atlantis Plastic Films, which produces polyethylene stretch and custom films used in a variety of industrial and consumer applications, and (ii) Atlantis Molded Plastics, which produces molded plastic products for a variety of applications, including products and components for the appliance, automotive, and recreational vehicle industries.

       Atlantis Plastic Films accounts for approximately two-thirds of the Company's net sales and produces: (i) stretch films (multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage),
(ii) custom film products (high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets), and (iii) institutional products such as aprons, gloves and tablecloths which are converted from polyethylene films.

       Atlantis Molded Plastics accounts for approximately one-third of the Company's net sales, and consists of two principal technologies, serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture and retail store fixtures. Plastic Containers, Inc. ("PCI"), the Company's manufacturer of blow molded milk, juice, water and industrial containers, was sold in November 1996.

       The Company's twelve plastics manufacturing facilities produce a wide spectrum of products for industrial, commercial and consumer markets. Management believes that the Company's diversification and broad range of capabilities reduce its exposure to economic downturns in specific industries and permit the Company to react efficiently to specific market opportunities.

       The Company was founded in 1984 and grew primarily through acquisitions in the plastics, insurance and furniture manufacturing industries. As more fully described below, in recent years the Company has concentrated its resources in certain segments of the plastics industry, and, as part of this strategic focus, has disposed of several non-strategic businesses and assets during 1995 and 1996.

       Profiles of the Company's businesses are outlined within the "Market Capabilities" section below. Descriptions of the Company's facilities are set forth within Item 2, "Properties." The Company's corporate headquarters office is located at 1870 The Exchange, Suite 200, Atlanta, Georgia, 30339, and its telephone number is (800) 497-7659.

         During 1995, the Company's new senior management group developed a strategic operating plan. The principal objectives of the plan, set forth below, were accomplished during 1995 and 1996:

     1) Implementing a cost reduction plan, including a simplification of the Company's organizational structure.

     2) Reconfiguring the stretch film sales organization to more effectively service its customer base at a lower cost.

     3)  Identifying and disposing of non-strategic businesses and assets.

     4) Reducing investment in working assets, outstanding indebtedness, and interest expense.

       For 1997 and beyond, Atlantis' growth and profit improvement strategies seek to capitalize on the Company's reputation for product quality and customer service, its existing manufacturing capabilities, and its reduced fixed and variable cost structure, which should allow it to compete more effectively for new business as a low-cost provider. Growth will result from improved distribution capabilities and new product development. Additionally, recent improvements in the Company's cash flow, capitalization and liquidity will allow it to consider potential acquisitions in the plastics industry.

STRATEGIC OPERATING PLAN

       The strategic operating plan developed by the Company during 1995 focused on achieving the following results:

         IMPLEMENTATION OF A COST REDUCTION PLAN. Over the past two years, the Company has implemented a series of cost reduction programs which have, in total, reduced fixed and variable costs by over $7 million on an annualized basis. As part of these efforts, the Company's organization structure was simplified and decentralized, allowing a reduction in salaried headcount of approximately 22% and lowering annualized salaried personnel costs by approximately $2.6 million.

         The Company's injection molding unit significantly reduced its headcount, converted its manufacturing facilities to a continuous 7 day (24-hour) basis, and decentralized its engineering and administrative functions. These changes allowed this unit to improve operating efficiency and control. From 1995 to 1996, gross margin improved from 5% to 14%, while SG&A costs decreased by 11% percent.

       The Company closed its unprofitable Tulsa, Oklahoma custom film facility in August 1996, transferring certain of its production volume to its Mankato, Minnesota, and Cartersville, Georgia custom film facilities. The Tulsa facility was sold in December 1996. During the past year, the stretch film unit reduced headcount in all of its facilities, while increasing throughput on production lines. Stretch film production volume increased by 4% during 1996. Additional cost savings were realized through lower cost packaging.

       RECONFIGURATION OF THE STRETCH FILM SALES ORGANIZATION. During the fourth quarter of 1995, the Company reconfigured its stretch film sales organization, converting from an independent sales representative structure to one consisting primarily of direct sales personnel. This change was made in order to improve customer service, account/pricing control, market intelligence, and relationships with key customers, and also to reduce the Company's marketing costs.

       IDENTIFICATION AND DISPOSITION OF NON-STRATEGIC BUSINESSES AND ASSETS. In August 1995, the Company sold Western Pioneer Insurance Company ("Western Pioneer"), its property-casualty insurance subsidiary which had been classified as a discontinued operation, for $12.0 million to a Massachusetts-based property casualty insurer. During September 1995, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture to its joint venture partner, for approximately $870,000. The net cash proceeds after expenses and taxes of approximately $9.8 million from these 1995 sales were applied to the Company's revolving credit facility.

       During November 1996, the Company sold PCI to a California-based plastics manufacturer for approximately $8.3 million. During December 1996, the Company sold its Tulsa custom manufacturing facility to a private investor group for $1.5 million. Also during December 1996, the Company sold its investment in WinsLoew Furniture, Inc. ("WinsLoew") stock to WinsLoew for approximately $9.3 million. The proceeds on the above-mentioned sales represent selling prices, prior to expenses and taxes. Net proceeds on the 1996 dispositions, after the payment of expenses and taxes, will approximate $14.5 million. A portion of the net cash proceeds after expenses from the PCI sale was used during the fourth quarter of 1996 to pay off the outstanding balance on the Company's revolving credit facility. See Note 2 of Notes to Consolidated Financial Statements for further information regarding these dispositions.

       IMPLEMENTATION OF AN ASSET MANAGEMENT PROGRAM TO REDUCE INVESTMENT IN WORKING ASSETS, NET DEBT AND NET INTEREST EXPENSE. Beginning in the second quarter of 1995, through a focus on reducing inventories and accounts receivable, and as a result of disposing of non-strategic businesses and assets as described above, net debt (total debt less cash on hand) was significantly reduced. Net debt was reduced from $115.2 million at year-end 1995 and a 1995 high of $142.0 million (May, 1995) to $92.0 million at year-end 1996.

BUSINESS GROWTH AND PROFIT IMPROVEMENT STRATEGIES

       The Company's general business strategy emphasizes the following elements:

       DEVELOPMENT OF NEW PRODUCTS AND BROADENING OF MARKET PENETRATION. Historically, the Company has enhanced its competitive position and operating profitability by developing and introducing products that permit the penetration of new markets, including new lines of thinner gauge polyethylene films.

       During 1996, the stretch film unit introduced three uniquely-engineered stretch film products which target all machine wrap applications and market segments. These films are designed to offer high performance characteristics, while utilizing more cost-effective materials and manufacturing processes. As its new products gain wider acceptance in the marketplace, the stretch film unit will seek broader penetration of the distributor network, as well as expanded direct sales efforts.

       The custom film unit intends to emphasize the production of ultra thin gauge films which offer greater cost savings to end users and new three-layer, co-extruded products which meet higher engineering specifications. The custom unit is also expanding its sales efforts within the converter packaging market segments.

       The injection molding unit significantly reduced its fixed and variable cost structure during 1996, providing greater flexibility in servicing its existing customers, and enabling this unit to expand its bidding for new business. During 1996, the profile extrusion unit expanded the sales of its proprietary products, including the Ply-J, which is used for trimming residential round top windows and the Boat Dock Bumper for the do-it-yourself market.

       The Company intends to continue to work with its suppliers and customers to develop new products that complement the Company's current product lines and can be produced using the Company's existing manufacturing capabilities.

       IMPROVED COST CONTROLS, MANUFACTURING EFFICIENCIES, AND QUALITY EMPHASIS. The Company continues to concentrate on reducing operating costs and improving manufacturing efficiencies with a strong emphasis on reducing scrap rates and overtime, increasing plant and equipment yields, reducing equipment downtime, and improving the purchasing cycle in order to reduce material costs. Quality is also an integral part of the products and services provided to customers. The Company has made extensive efforts to train its employees in Total Quality Management Systems. The three stretch film manufacturing facilities and the profile extrusion facility have been ISO 9002 certified.

       TARGETED ACQUISITIONS IN PLASTICS INDUSTRY. The plastics industry is highly fragmented, characterized by several large producers, and many smaller manufacturers that target specific regional markets. Management believes that the economics of the plastics industry and the growing importance of national customers create significant advantages for large, diversified plastics manufacturers. As a result of the initiatives undertaken by the Company during the past two years to reduce costs and improve its financial condition, the Company is now in a position to consider acquisition opportunities. There can be no assurance that suitable candidates will be available, or that the Company will be able to consummate acquisitions on satisfactory terms. At the present time, the Company has no plans, negotiations or oral or written agreements regarding future acquisitions.

MARKET CAPABILITIES

       STRETCH FILMS. Utilizing two plants in Tulsa, Oklahoma and one plant in Nicholasville, Kentucky, Atlantis manufactures multilayer stretch film used principally to wrap pallets of material for storage or shipping. Stretch film is made from a combination of polyethylene resins and other materials and is manufactured using both blown and cast extrusion processes to meet rigid customer specifications. The resulting product is a very thin film which stretches up to 300%, clings to itself, and is puncture resistant.

       Atlantis purchases several types of linear low density resins and other materials to manufacture its stretch film products. The Company has contracts with resin manufacturers which allow it to achieve what it believes to be the best combination of price, resin availability, and new product development support. Management believes its relationships with its resin suppliers are very good.

       The Company's stretch film products are sold primarily by direct sales personnel to industrial packaging distributors and, to a lesser degree, to end users. Since a majority of its products is sold to distributors, Atlantis places particular emphasis on assisting distributors in sales to end users.

       CUSTOM FILMS. Utilizing two plants located in Cartersville, Georgia and Mankato, Minnesota, Atlantis manufactures both low density and linear low density polyethylene films for a wide variety of packaging applications. As described above, during August 1996 the Tulsa custom facility was closed and was sold in December 1996.

       Approximately 20 different types of resin, delivered in pellet form, and approximately ten types of additives are used in the manufacturing process. Atlantis has supply contracts that fulfill most of its present requirements and believes that it has adequate sources available to meet remaining raw material needs. Relationships with its suppliers are considered very good.

       Atlantis has an internal sales staff to market its film products. Most custom film customers are in industrial markets and consume the film during their manufacturing and/or delivery processes. Significant growth is planned for converted market segments, where film is part of the end use product.

       Atlantis also converts film into institutional products such as plastic gloves, aprons and tablecloths at a second manufacturing facility located in Mankato, Minnesota. During the last several years, Atlantis has become one of the largest producers of polyethylene products for institutional food handling markets. With vertical integration of film supply and continued capital investment in automation, the Company believes that this business unit enjoys a low cost leadership position.

         INJECTION MOLDING. Atlantis produces custom thermoplastic parts by injection molding. These parts are used in large and small appliances (including refrigerators, air conditioners, dehumidifiers, dishwashers, and microwave ovens), agricultural and automotive products and hand-held power tools.

         Atlantis operates molding presses ranging from 30 to 1,000 tons and related secondary equipment at five plants located in Henderson, Kentucky, Ft. Smith, Arkansas, Warren, Ohio, and Nashville and Jackson, Tennessee. This wide variety of equipment configurations and plant locations enable it to fulfill customer requirements, including multiple components, various press sizes and secondary operations.

         During 1996, approximately 39% of the injection molding unit's sales (9% of the Company's net sales) were to the refrigeration and air conditioning divisions of Whirlpool Corporation ("Whirlpool"). This unit's efforts to diversify its customer base have reduced these percentages from 46% and 10%, respectively, in 1995. Although the injection molding unit has been a supplier to Whirlpool for over 40 years, there can be no assurance that a significant reduction in Whirlpool's volume, or the loss of Whirlpool as a customer, would not have a material adverse effect on the Company's financial condition or results of operations.

        The injection molding unit maintains an in-house sales and engineering staff which assists in the design of products to customer specifications, designs molds to produce those products, and oversees the construction of necessary molds. Its "program management" concept promotes early involvement with customers' engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its Statistical Process Control ("SPC") systems enable it to meet these established quality standards on a cost-efficient basis. Management believes that its ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping, silk screening and assembly, provide a competitive advantage in selling to national accounts.

         The majority of sales are generated by Company personnel. Independent sales representatives, calling primarily on industrial customers in the Midwest, account for the balance.

         The Company's injection molding customers generally place orders for goods based on their production requirements for the following three to four months with a non-binding estimate of requirements over six to twelve months. Management believes that the relatively long production cycles for its customers make these estimates reliable. See "Backlog."

         A wide variety of materials, such as ABS, polystyrene, polyethylene, polycarbonate and nylon are used in the manufacturing process. The Company has multiple sources of supply for these materials.

         PROFILE EXTRUSION. At its Elkhart, Indiana manufacturing facility, Atlantis produces a variety of extruded plastic parts for both trim and functional applications that are incorporated into a broad range of consumer and commercial products. During 1996 the profile extrusion unit utilized approximately 2,000 different dies in fulfilling customer orders, and currently maintains a stock program for approximately 280 products.

         This unit's marketing and sales activities are conducted by in-house sales personnel that also oversee a network of independent sales representatives. These representatives in turn call on a diversified customer base in approximately 30 states. Atlantis supplies many industries, including manufacturers of recreational vehicles, residential windows and doors, office furniture, retail store fixtures, and marine products.

         The use of only five basic types of compound materials in manufacturing allows the purchasing of materials in bulk. These materials are polyvinyl chloride in rigid and flexible forms, polyethylene, polypropylene, and thermoplastic rubber. Atlantis believes that it has adequate sources available to meet its raw material needs.

RAW MATERIALS

         The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company selects its suppliers primarily on the basis of quality, price, technical support and service. Virtually all of the Company's plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, the Company has not to date experienced any such shortages. Management believes that there are adequate sources available to meet its raw material needs.

         The Company uses approximately 300 million pounds of plastic resins annually. Management believes that the Company's large volume purchases of plastic resin have generally resulted in lower raw material costs and enabled the Company to obtain shipments of raw materials even in periods of short supply.

         The primary plastic resins used by the Company are produced from petrochemical feedstocks mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during the 1994 - 1996 period, as further described in Item 7, "Management's Discussion and Analysis of Operations."

         While the Company has historically passed through changes in the cost of its raw materials to its customers, it may not always be able to pass through its raw material cost increases in the form of price increases, or such pass throughs may only occur after a time lag. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, or that the duration of time lags associated with pass throughs becomes significant, such increases may have a material detrimental impact on the profitability of the Company. Furthermore, during periods when resin prices are falling, gross profits may suffer since the Company is selling product manufactured with resin purchased one to two months prior at higher prices.

COMPETITION

         The Company's operating units face intense competition from numerous competitors, several of which have greater financial resources than Atlantis. In addition, the markets for certain of the Company's products are characterized by low cost of entry, or competition based primarily on price.

         Atlantis Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, price, service (including the manufacturer's ability to supply customers in a timely manner), and product differentiation. Management believes the Atlantis Plastic Film units successfully compete on the basis of their established reputations for service and quality, as well as their respective positions as efficient, low-cost producers.

         Atlantis Molded Plastics competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, product differentiation and price. Management believes that the Atlantis Molded Plastics units successfully compete based on their ability to offer extensive customer service, manufacturing efficiencies and a wide variety of products.

BACKLOG

         The Company's total backlog at December 31, 1996 was $19.1 million, compared to $21.3 million at December 31, 1995. Management does not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes which lead to customer inventory adjustments.

EMPLOYEES

         As of December 31, 1996 the Company employed approximately 1,350 persons. Atlantis' overall employee relations are considered to be very good.


PATENTS AND TRADEMARKS

         The Company has registered various trademarks with the United States Patent and Trademark Office and certain overseas trademark regulatory agencies. The Company also has applications pending for the registration of Patents and other trademarks. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. Atlantis Plastic Films produces certain stretch film products under non-exclusive licenses granted by Mobil Oil Corporation, which are coterminous with the duration of Mobil's underlying patents.

ENVIRONMENTAL REGULATION

         Actions by Federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. At present, environmental laws and regulations do not have a material adverse effect upon the demand for the Company's products. Certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types produced by the Company. If such prohibitions or restrictions were widely adopted, it could have a material adverse effect upon the Company. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company.

         In addition, certain of the Company's operations are subject to Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Historically, the Company has not had to make significant capital expenditures for compliance with such laws and regulations.

         While the Company cannot predict with any certainty its future capital expenditure requirements for environmental regulatory compliance because of continually changing compliance standards and technology, the Company has not currently identified any of its facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, the Company has not accrued any amounts relating to achieving compliance with currently promulgated environmental laws and regulations. The Company does not currently have any insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

ITEM 2.  PROPERTIES

         During the first quarter of 1995, the Company relocated certain of its corporate functions from Miami, Florida to Atlanta, Georgia. The Atlanta headquarters office consist of approximately 9,250 square feet of space, with a present annual lease expense of approximately $111,000, expiring in June 1997.

         Atlantis' Miami offices consist of approximately 13,100 square feet of space that is shared with several entities controlled by the principal stockholders of the Company or their affiliates. The present annual lease expense of $329,000, as well as certain other general and administrative expenses, are allocated among the Company and these entities. See Part III Item 13 - "Certain Relationships and Related Transactions." This lease expires in August, 2003.

         The following table describes the manufacturing facilities owned or leased by the Company as of December 31, 1996. Substantially all of the owned facilities are pledged as security for debt. Management believes that the Company's manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

COMPANY AND LOCATION
--------------------                                OWNED OR    BUILDING AREA
                                                     LEASED     (SQUARE FEET)
                                                    --------    -------------
ATLANTIS PLASTIC FILMS:

Stretch Film, Tulsa, Oklahoma (two facilities)...     Owned        189,300
Stretch Film, Nicholasville, Kentucky............     Owned        109,500
Custom Film, Mankato, Minnesota..................     Owned        140,000
Institutional Products, Mankato, Minnesota.......     Leased        65,000
Custom Film, Cartersville, Georgia...............     Leased        57,500

ATLANTIS MOLDED PLASTICS:

Injection Molding, Henderson, Kentucky...........     Owned         90,000
Injection Molding, Jackson, Tennessee............     Owned         50,000
Injection Molding, Nashville, Tennessee..........     Leased        68,000
Injection Molding,  Ft. Smith, Arkansas..........     Owned        158,500
Injection Molding, Warren, Ohio..................     Owned         54,000
Profile Extrusion, Elkhart, Indiana..............     Owned         87,900




ITEM 3.  LEGAL PROCEEDINGS

         The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1996.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange under the symbol "AGH." The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 1995 and 1996.

                                           HIGH                        LOW
                                           ----                        ---
1995
----
            First Quarter                  8 1/8                     5 3/4
            Second Quarter                 7 7/8                     6 3/8
            Third Quarter                  6 7/16                    4 3/4
            Fourth Quarter                 5 1/4                     3 3/8
1996
----
            First Quarter                  5 13/16                   4 5/8
            Second Quarter                 5 7/8                     4 7/8
            Third Quarter                  5 5/8                     4 5/8
            Fourth Quarter                 11 3/8                    5 1/2



         As of January 31, 1997, there were approximately 210 holders of record of the 4,196,721 outstanding shares of Class A Common Stock. The closing sales price for the Class A Common Stock on January 31, 1997 was $10.00.

         Covenants relating to the Company's 11% Senior Notes restrict the Company from paying dividends, incurring new debt or taking certain other actions unless specified interest coverage ratio and other tests are met. The Company met the interest coverage ratio requirement for the trailing four quarters ended September 30 and December 31, 1996, and is therefore currently able to, among other things, pay dividends and incur new debt.

         During 1995, a decline in operating profitability caused the Company to fall below the interest coverage ratio requirement for the trailing four quarter periods ended September 30 and December 31, 1995, and March 31 and June 30, 1996. Accordingly, during those periods the Company could not pay dividends, and its ability to incur new debt or take certain other actions was restricted.

PREFERRED STOCK

         In January 1997, the Company issued a mandatory conversion notice to the holder of the 20,000 outstanding shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock was convertible into 210,244 shares of Class A common stock. After issuing the mandatory conversion notice, the Company reached an agreement with the Preferred Stock holder to repurchase all of the common shares resulting from the conversion notice for $2 million (the original price paid for the Preferred Stock by the holder), and completed the repurchase in late March, 1997.

         Prior to this conversion and repurchase, the Company's Preferred Stock entitled the holder to an annual cumulative dividend payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year. As discussed above, the Company was prohibited from paying preferred dividends during the period that it was unable to meet the interest coverage ratio requirement relating to its 11% Senior Notes on a trailing four quarters basis. Since the Company met the requirement as of September 30, 1996, during October 1996 the Company paid the April 15 and October 15, 1996 Preferred
Stock dividend payments.

COMMON STOCK

           Prior to 1994, the Company did not pay cash dividends on any class of its Common Stock. During February 1994, the Company's Board of Directors approved a 2.5 cents per share quarterly dividend program beginning in April
1994, and consecutive quarterly dividends were paid through October 1995, after which the dividend program was discontinued.

           In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A common stock, or 14% of the 7.1 million Class A and Class B common stock then outstanding. Through late March
1997 the Company has repurchased 320,344 shares (including the 210,244 common shares issued in connection with the conversion of preferred stock, as described above), and options for 55,125 shares, for total consideration of approximately
$3.3 million. The Company intends to continue buying its shares in the open market, or in privately negotiated transactions, at times and prices deemed advantageous.

ITEM 6.  SELECTED FINANCIAL DATA

           The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1996. The selected consolidated financial data as of December
31, 1996 and 1995 and for each of the three years in the period ended December
31, 1996 have been derived from the Company's financial statements included in
Item 8, which have been audited by Coopers & Lybrand L.L.P., independent accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1996, included in
Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

YEARS ENDED DECEMBER 31,                                     1996           1995             1994          1993           1992
-------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)
INCOME DATA
     Net Sales                                            $ 267.1         $  281.1     $   260.8        $  220.2      $  188.7
     Income (Loss) from Continuing Operations                 8.1            (13.6)          5.2             5.2           4.9
     Net Income (Loss)                                        8.1            (13.1)          6.4             3.9           5.8

PER SHARE DATA (PRIMARY - SEE NOTE)
     Income (Loss) from Continuing Operations               $1.06           ($1.90)        $0.67           $0.66         $0.64
     Net Income (Loss)                                      $1.06           ($1.83)        $0.83           $0.49         $0.76

FINANCIAL DATA
     Total Assets                                         $ 177.9         $  180.5     $   211.5        $  171.0      $  172.6

     Total Debt                                             107.9            116.5         129.2           102.4         114.6
     Cash Dividends Declared per Common Share             $   --          $   0.08     $    0.10        $    --       $    --


NOTE: For 1996, fully diluted income per share from continuing operations and fully diluted net income per share were $0.99. For 1992, fully diluted income per share from continuing operations was $0.62, and fully diluted net income per share was $0.74.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, agricultural, automotive, recreational vehicle, and residential window industries.

         Discontinued operations in 1995 and 1994 consisted of the operations of Western Pioneer, the Company's California property-casualty insurance subsidiary which was sold on August 31, 1995.

         As more fully described in Item 1. "Business," during 1995 the Company's new senior management group developed and implemented a strategic operating plan which focused on achieving a number of objectives during 1995 and 1996. The implementation of certain aspects of the strategic operating plan caused the Company to incur various nonrecurring costs during 1995, which have been segregated within the "Impairment of long-lived assets and restructuring charges" category of the accompanying 1995 Income Statement.

         Sales, gross profit and operating income (loss) for the years ended
December 31, 1996, 1995 and 1994 were as follows:

                                                               (IN THOUSANDS)
YEARS ENDED DECEMBER 31,                 1996                      1995                     1994
SALES                              AMOUNT    % TOTAL        AMOUNT    % TOTAL        AMOUNT    % TOTAL
-----                              ------    -------        ------    -------        ------    -------
Atlantis Plastic Films            $177,851        67%      $192,806         69%     $173,947        67%
Atlantis Molded Plastics            89,268        33%        88,258         31%       86,871        33%
                                  --------       ----      --------        ----     --------      -----
     Total                        $267,119       100%      $281,064        100%     $260,818      $100%
                                  ========       ====      ========        ====     ========      =====

GROSS PROFIT                       AMOUNT    % SALES        AMOUNT    % SALES        AMOUNT    % SALES
------------                      -------     -------      --------    -------       -------    -------
Atlantis Plastic Films             $29,516        17%       $30,311         16%      $36,084        21%
Atlantis Molded Plastics            16,226        18%         9,604         11%       15,489        18%
                                   -------        ---       -------         ---      -------        ---
     Total                         $45,742        17%       $39,915         14%      $51,573        20%
                                   =======                  =======                  =======

OPERATING INCOME (LOSS)            AMOUNT    % SALES        AMOUNT    % SALES        AMOUNT    % SALES
-----------------------           -------    -------        ------    -------        ------    -------
Atlantis Plastic Films             $10,117         6%        $1,982          1%      $13,455         8%
Atlantis Molded Plastics             8,273         9%        (2,697)        (3%)       8,918        10%
                                   -------         --        ------        ----      -------        ---
     Total                         $18,390         7%        ($715)         (0%)     $22,373         9%
                                   =======                   ======                  =======


COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

SALES

         Sales for 1996 equaled $267.1 million, approximately 5% below last year's sales of $281.1 million. The decline in sales during 1996 compared to the prior year occurred primarily within the Atlantis Plastic Films stretch film unit. The stretch film unit posted a 7% increase in volume in pounds sold during 1996, offset by lower average film selling prices resulting from lower average resin prices during 1996. Within the custom film and institutional product units, volume in pounds sold increased by 6%. Atlantis Molded Plastics 1996 sales equaled $89.3 million, slightly ahead of 1995 sales of $88.3 million.

GROSS PROFIT

         Gross profit as a percentage of sales for 1996 equaled 17%, well ahead of the 1995 gross profit percentage of 14%. The strong improvement was primarily due to the positive impact of a number of initiatives associated with the Company's strategic operating plan implemented during the latter half of 1995 and throughout 1996.

         The Atlantis Plastic Films 1996 gross profit percentage equaled 17%, ahead of last year's percentage of 16%. The improved film profitability as a percentage of sales related to the Company's various cost reduction programs, as described in Item 1. "Business,"-Strategic Operating Plan.

         While the Atlantis Plastic Films 1996 gross profit percentage improved compared to the 1995 percentage, the stretch film unit continues to be impacted by intense price competition resulting primarily from industry-wide overcapacity. Efforts to improve the future profitability of this unit include the 1996 introduction of three new machine wrap stretch film products offering high performance characteristics while utilizing more cost-effective materials and manufacturing processes, as well as targeted cost reductions in the areas of production and overhead expense.

         The Atlantis Molded Plastics 1996 gross profit percentage equaled 18%, significantly ahead of the 11% gross profit percentage for 1995. The strong improvement compared to 1995 was primarily attributable to a significant decrease in production and overhead costs, together with improvements in scheduling and related reductions in overtime expense, in the injection molding unit. In addition, the profile extrusion unit continued to maintain its high gross profit margins, and the blow molding unit posted stronger 1996 profit margins compared to 1995 levels. The blow molding unit was sold in November 1996 (see Note 2 of Notes to Consolidated Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         The Company's 1996 selling, general and administrative ("SG&A") expense was $27.4 million, 7% lower than the $29.4 million in 1995. SG&A expense for 1996 includes incentive compensation expense related to improved operating results. Excluding these costs, SG&A expense for 1996 decreased significantly compared to 1995, primarily due to the previously described cost reduction programs initiated by the Company during 1995 and 1996.

OTHER INCOME (EXPENSE)

         As more fully described in Note 2 of Notes to the Consolidated Financial Statements, during the fourth quarter of 1996, the Company disposed of PCI, the Tulsa custom facility, and the Company's investment in WinsLoew stock. These transactions generated a total pretax gain of $6.7 million, and an after tax gain of $5.1 million, or $0.68 per share (primary).

NET INTEREST EXPENSE AND INCOME TAXES

         Net interest expense during 1996 of $12.6 million was 11% lower than the $14.2 million posted in the prior year. The decrease can be attributed to reduced debt levels during 1996, resulting from the following factors: (i) lower average working capital levels during 1996 compared to 1995, (ii) debt paydowns from the proceeds generated by the 1995 and 1996 sales of non-strategic businesses and assets, and (iii) lower effective interest rates as a result of the Company's 1995 refinancing of debt from the revolving credit facility to equipment financing programs with lower interest rates, and the 1995 and 1996 repurchases of the Company's 11% Senior Notes, discussed below.

         The Company's effective tax rates differed from the applicable statutory rates during 1996 and 1995 primarily due to nondeductible goodwill amortization. In addition, the 1996 effective tax rate was also impacted by the sale of PCI, which generated a gain for book purposes, and a loss for tax purposes (see Note 8 of Notes to Consolidated Financial Statements).

EXTRAORDINARY GAIN (LOSS)

         During July 1996, the Company repurchased, at a slight discount, $5.7 million of its 11% Senior Notes in the open market, which resulted in an after tax extraordinary loss of ($73,000), principally related to the write-off of unamortized loan origination costs. During December 1995, the Company repurchased, at a discount, $4.8 million of its 11% Senior Notes in the open market, and recognized an after tax extraordinary gain of $254,000.

INCOME (LOSS)

         As a result of the factors described above, 1996 operating income equaled 7% of sales, or $18.4 million, compared to an operating loss of ($715,000) in 1995. Income from continuing operations and net income were $8.1 million, or $1.06 per share in 1996, compared to a 1995 loss from continuing operations of ($13.6) million, or ($1.90) per share, and a net loss of ($13.1) million, or ($1.83) per share. The above-mentioned per share amounts represent primary earnings per share.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

SALES

         The Company's 1995 sales of $281.1 million were 8% ahead of 1994 sales, with the sales growth occurring primarily within Atlantis Plastic Films due to higher average selling prices, partially offset by a decline in volume compared to 1994. Atlantis Plastic Films sales for 1995 totalled $192.8 million, 11% ahead of 1994 film sales of $173.9 million.

         During the last nine months of 1994, plastic resin prices increased by over 75%, causing film product demand to rise beyond normal levels as customers increased inventories in order to avoid purchases at anticipated higher selling prices. During the second quarter of 1995, the film market, anticipating resin price declines, experienced a significant weakening in demand as customers postponed purchases in order to reduce abnormally high inventories created during the preceding period and to maximize product purchases at expected future lower prices. Resin prices started declining in June 1995, and fell approximately 29% from early June through December 1995.

         Atlantis Molded Plastics sales during 1995 of $88.3 million exceeded 1994 sales of $86.9 million by 2%, with a slight decline in sales for the Company's injection molding unit, offset by increased sales within the profile extrusion and blow molding units. The lack of sales growth within the injection molding unit was caused by several factors, including: (i) a decline in sales of refrigeration-related parts compared to last year, and (ii) the effects of a negotiated price reduction with a major customer.

GROSS PROFIT

         The Company's 1995 gross profit of $39.9 million, or 14% of sales, declined sharply both in dollar and percentage terms from the 1994 gross profit of $51.6 million, or 20% of sales. The 1995 decline was due primarily to the adverse impact of the film inventory correction described above, and lower injection molding profitability compared with 1994.

         Atlantis Plastic Films posted 1995 gross profit of $30.3 million, or 16% of sales, compared to 1994 gross profit of $36.1 million, or 21% of sales. The 1995 second and third quarter customer inventory correction and resulting decline in demand, described above, reduced sales volume in pounds, and also reduced selling prices due to competitive market pressures. Weak market demand during this time period caused selling prices to drop more rapidly than plastic resin costs. As a result, during 1995 the differential between film selling prices and plastic resin costs (the major raw material component of the Company's film products) declined compared to 1994.

         Film gross profits also continued to be affected by inefficiencies at the Tulsa, Oklahoma custom film facility. As a result, during late 1995 this facility was downsized, and was closed during August 1996. This facility was subsequently sold in December 1996.

         The Atlantis Molded Plastics 1995 gross profit of $9.6 million, or 11% of sales, decreased substantially compared to 1994 gross profit of $15.5 million, or 18% of sales. This decline in profitability resulted primarily from a variety of factors within the injection molding unit, including the decline in sales and price reduction described above, manufacturing inefficiencies within certain phases of the production process, and unusually high overtime due to these manufacturing inefficiencies. The Atlantis Molded Plastics 1995 gross profit was also adversely impacted by lower blow molding profitability, partially offset by stronger profile extrusion gross profits compared to 1994.

         In order to address the injection molding issues described above, the Company implemented a number of personnel and process improvement changes during the fourth quarter of 1995. The Company's injection molding unit significantly reduced overtime and salaried headcount, initiated continuous operations at its Henderson, Kentucky facility (this change was subsequently implemented at the remaining injection molding facilities during the first half of 1996), and initiated the decentralization of its engineering and administrative functions which were formerly conducted only at the Henderson facility.

         The Company's profile extrusion unit posted record sales and profitability during 1995 compared to 1994, achieving gross margins in excess of 34%.

         The 1995 decline in blow molding profitability resulted from continued competitive pricing pressures within the dairy plastic container markets. However, during the fourth quarter of 1995 blow molding profit margins improved due to increases in sales of industrial containers, combined with reductions in manufacturing costs. As previously discussed, the Company sold its 50% blow molding joint venture interest during 1995, and sold PCI in late 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         SG&A during 1995 equaled $29.4 million, or 10% of sales, compared to 1994 SG&A of $29.2 million, or 11% of sales. SG&A expense for 1995 included lower incentive compensation expense resulting from the 1995 decline in profitability, and lower compensation expense due to a reduction in salaried headcount. SG&A expense during 1995 included approximately $600,000 recorded during the third quarter representing an increase in the reserve for bad debts related to a potentially uncollectable account receivable within the injection molding unit.

IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

         In connection with the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the fourth quarter of 1995, the Company recorded noncash charges of approximately $10.6 million for the impairment of long-lived assets associated with the Tulsa custom film facility, and for the reduction in carrying value of PCI in connection with its proposed sale. Of this amount, goodwill write-offs equaled approximately $8.9 million with no associated tax benefit, and fixed asset write-downs equaled approximately $1.7 million pretax, or $1.0 million after tax.

         During 1995, the Company also recorded restructuring charges of approximately $1.9 million related to: (i) the first quarter 1995 reorganization of its senior management group (approximately $750,000), (ii) the third and fourth quarter 1995 reconfiguration of its stretch film sales organization (approximately $800,000), and (iii) the fourth quarter 1995 headcount reduction costs associated with the restructuring of the Tulsa custom facility and the injection molding unit (approximately $350,000).

NET INTEREST EXPENSE AND TAXES

         Net interest expense increased from $13.1 million in 1994 to $14.3 million in 1995, primarily due to the higher debt balances maintained during the first half of 1995. The significant reduction in debt achieved during the second half of 1995 reduced net interest expense, with net interest expense for the fourth quarter of 1995 of $3.3 million, compared to $3.4 million during the fourth quarter of 1994 and $3.8 million during the second quarter of 1995.

         The Company's effective tax rates during 1995 and 1994 were affected by non-deductible goodwill amortization, with the 1995 tax rate also affected by the tax impact of the September 1995 sale of the Company's 50% interest in the CKS/Rigal blow molding joint venture.

DISCONTINUED OPERATIONS

         Western Pioneer was sold in August 1995 for $12.0 million. The after tax gain recognized on the sale was approximately $483,000.

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

INCOME (LOSS)

         As a result of the factors described above, particularly the impact of the impairment of long-lived assets and the other restructuring charges, and the decline in gross profit, the 1995 operating loss equaled ($715,000), compared to 1994 operating income of $22.4 million. The 1995 loss from continuing operations equaled ($13.6) million, or ($1.90) per share, compared to income from continuing operations of $5.2 million, or $0.67 per share for the year ended 1994. The 1995 net loss equaled ($13.1) million, or ($1.83) per share, compared to 1994 net income of $6.4 million, or $0.83 per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 1996 totaled approximately $36.4 million (including cash and equivalents of $15.9 million), compared to $23.2 million (including cash and equivalents of $1.3 million) at December 31, 1995. The increase in cash and equivalents at year-end 1996 resulted primarily from the cash proceeds generated by the fourth quarter 1996 sales of PCI, the Tulsa custom facility, and the Company's investment in WinsLoew stock.

         On December 31, 1996, there were no borrowings on the Company's revolving credit facility and gross availability equaled $30.0 million. Unused availability, net of outstanding letters of credit of approximately $1.5 million, equaled $28.5 million. In addition, at year-end the Company had approximately $6.1 million of unused availability under an existing equipment financing program. Also see Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" for certain information regarding the Company's compliance with covenants relating to the Company's 11% Senior Notes, and for information regarding the Company's 1997 mandatory conversion of Preferred Stock into 210,244 common shares and subsequent repurchase of those common shares.

         The Company's principal needs for liquidity, on both a short- and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures, and expects to meet its short- and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under its revolving credit facility.

CASH FLOWS FROM OPERATING ACTIVITIES

         During 1996, net cash provided by operating activities was approximately $11.6 million, compared to $14.0 million last year. The Company's 1996 dispositions of businesses and assets generated a pretax gain of $6.7 million, as more fully discussed in Note 2 of Notes to Consolidated financial Statements. Accounts receivable increased by $1.8 million, primarily within the injection molding unit due to a decrease in reserve for bad debts and stronger year-end 1996 sales compared to year-end 1995. Inventories decreased by approximately $400,000, primarily within the film units. The $2.2 million decrease in other current assets is principally due to the realization of year-end 1995 income taxes receivable related to the Company's 1995 taxable loss. Accounts payable and accrued expenses at December 31, 1996 decreased by $1.1 million compared to the 1995 year-end balance due to higher than normal accounts payable at year-end 1995, partially offset by 1996 accruals for incentive compensation related to improved operating results.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash generated from investing activities during 1996 equaled $11.8 million, compared to cash used in investing activities of $750,000 during 1995. During 1996, approximately $18.6 million of proceeds after expenses, but prior to income taxes, were generated from the dispositions of businesses and assets, as follows: PCI sale - $7.0 million, Tulsa facility sale - $1.5 million, WinsLoew stock sale - $9.3 million, and other asset sales - $800,000.

         During 1996, capital expenditures of $6.8 million were significantly below last year's capital expenditures of $13.8 million, which included expenditures relating to two new film lines, the expansion of capacity at the injection molding unit, and the purchase of the new profile extrusion manufacturing facility. As part of Atlantis' ongoing capital spending program, the Company has converted, or is in the process of converting, its information systems in order to accomodate the year 2000 century date change. Due to the nature and timing of the Company's capital expenditures, capital spending during 1996 is not necessarily indicative of the level of spending to be expected in future years.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities during 1996 was $8.8 million, compared to $13.4 million during 1995. During 1996, $5.7 million was used to repurchase 11% Senior Notes, with the remainder used primarily for principal payments on long-term debt. During December 1996, the Company refinanced $3.7 million of equipment financing debt with another lender at a lower interest rate.

ACCOUNTING PRONOUNCEMENTS

         In February 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 must be implemented no later than fiscal year 1997. The Company has not yet determined the effect on operating results of implementing the statement, however, the adoption of SFAS 128 is not expected to have a materially adverse effect on consolidated financial position.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
  Management's Responsibility for Financial Reporting...................   18

  Report of Independent Accountants.....................................   19

  Consolidated Income Statements For the Years Ended December 31,
    1996, 1995 and 1994.................................................   20

  Consolidated Balance Sheets as of December 31, 1996 and 1995..........   21

  Consolidated Statements of Shareholders' Equity For the Years Ended
    December 31, 1996, 1995 and 1994 ...................................   22

  Consolidated Statements of Cash Flows For the Years Ended December 31,
    1996, 1995 and 1994 ................................................   23

  Notes to Consolidated Financial Statements............................   24

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The Company's management is responsible for the preparation of the consolidated financial statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this Form 10-K. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

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

The Board of Directors, through its Audit Committee, is responsible for determining that management fulfills its responsibility with respect to the Company's consolidated financial statements and the system of internal accounting controls.

The Audit Committee, comprised solely of directors who are not officers or employees of the Company, meets periodically with representatives of management and the Company's independent accountants to review and monitor the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The Company's independent accountants have full and free access to the Audit Committee.

              ANTHONY F. BOVA                     PAUL RUDOVSKY
              PRESIDENT AND CHIEF                 EXECUTIVE VICE PRESIDENT,
               EXECUTIVE OFFICER                   FINANCE AND ADMINISTRATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Atlanta, Georgia                                        Coopers & Lybrand L.L.P.
February 7, 1997, except for Note 7, as
  to which the date is March 28, 1997


ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED  INCOME  STATEMENTS

(Dollars in thousands, except per share amounts)
------------------------------------------------                    -----------        -----------        -----------
YEARS ENDED DECEMBER 31,                                                1996               1995               1994
------------------------------------------------                    -----------        -----------        -----------

Net sales                                                           $   267,119        $   281,064        $   260,818
Cost of sales                                                           221,377            239,969            209,245
                                                                    -----------        -----------        -----------
     Gross profit                                                        45,742             41,095             51,573

Selling, general and administrative expenses                             27,352             29,357             29,200
Impairment of long-lived assets and restructuring charges                  --               12,453               --
                                                                    -----------        -----------        -----------
     Operating income (loss)                                             18,390               (715)            22,373


Net interest expense                                                     12,638             14,179             13,078
Other income (expense)                                                    6,718               (338)              --
                                                                    -----------        -----------        -----------
     Income (loss) from continuing operations before                     12,470            (15,232)             9,295
        income taxes

Income tax provision (benefit)                                            4,396             (1,674)             4,136
                                                                    -----------        -----------        -----------
    Income (loss) from continuing operations                              8,074            (13,558)             5,159

Income (loss) from discontinued operations, net of income taxes              96               (251)             1,207
Gain on disposition of discontinued operations,
   net of income taxe                                                      --                  483               --
                                                                    -----------        -----------        -----------
     Income (loss) before extraordinary item                              8,170            (13,326)             6,366

Extraordinary gain (loss) on early extinguishment of debt,
   net of income taxes                                                      (73)               254               --
                                                                    -----------        -----------        -----------
     Net income (loss)                                              $     8,097        ($   13,072)       $     6,366
                                                                    ===========        ===========        ===========

Net income (loss) Per Common Share
Primary:
  Continuing operations                                             $      1.06        ($     1.90)       $      0.67
  Discontinued operations                                                  0.01              (0.04)              0.16
  Gain on disposition of discontinued operations                           --                 0.07               --
                                                                    -----------        -----------        -----------
     Income (loss) before extraordinary item                               1.07              (1.87)              0.83
  Extraordinary item                                                      (0.01)              0.04               --
                                                                    -----------        -----------        -----------
     Net income (loss)                                              $      1.06        ($     1.83)       $      0.83
                                                                    ===========        ===========        ===========

Fully diluted:
  Continuing operations                                             $      0.99        ($     1.90)       $      0.67
  Discontinued operations                                                  0.01              (0.04)              0.16
  Gain on disposition of discontinued operations                           --                 0.07               --
                                                                    -----------        -----------        -----------
     Income (loss) before extraordinary item                               1.00              (1.87)              0.83
  Extraordinary item                                                      (0.01)              0.04               --
                                                                    -----------        -----------        -----------
     Net income (loss)                                              $      0.99        ($     1.83)       $      0.83
                                                                    ===========        ===========        ===========

Weighted average number of shares used in
  computing income (loss) per share:
    Primary                                                           7,524,292          7,208,173          7,509,979
    Fully diluted                                                     8,201,917          7,208,173          7,509,979



  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
-------------------------------------------------------------------------------      --------           --------
AS OF DECEMBER 31,                                                                     1996               1995
-------------------------------------------------------------------------------      --------           --------

ASSETS
Cash and equivalents                                                                 $ 15,905           $  1,255
Accounts receivable, less allowance for doubtful accounts
     of $633 in 1996 and $1,530 in 1995                                                28,364             28,250
Inventories                                                                            16,984             18,544
Other current assets                                                                    4,825              7,044
                                                                                     --------           --------
    Current assets                                                                     66,078             55,093

Property and equipment, net                                                            58,523             64,333
Investment in WinsLoew Furniture, Inc. stock                                                -              4,798
Goodwill, net of accumulated amortization                                              50,532             52,680
Other assets                                                                            2,768              3,557
                                                                                     --------           --------
                                                                                     $177,901           $180,461
                                                                                     ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                                $ 27,131           $ 28,725
Current portion of long-term debt                                                       2,517              3,168
                                                                                     --------           --------
    Current liabilities                                                                29,648             31,893

Long-term debt, less current portion                                                  105,365            113,294
Deferred income taxes                                                                   6,886              6,610
Other liabilities                                                                       1,093              1,372
                                                                                     --------           --------
    Total liabilities                                                                 142,992            153,169
                                                                                     --------           --------

Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock; $1.00 par value; 20,000 shares
      authorized, issued and outstanding in 1996 and 1995                               2,000              2,000
  Class A common stock; $.10 par value; 20,000,000 shares authorized,
      4,225,823 and 4,192,823 shares issued and outstanding in 1996 and 1995              423                419
  Class B common stock; $.10 par value; 7,000,000 shares authorized,
      2,899,977 shares issued and outstanding in 1996 and 1995                            290                290
  Additional paid-in capital                                                            6,968              6,828
  Unrealized holding gain, net of tax                                                       -                287
  Retained earnings                                                                    25,228             17,468
                                                                                     --------           --------
    Total shareholders' equity                                                         34,909             27,292
                                                                                     --------           --------
                                                                                     $177,901           $180,461
                                                                                     ========           ========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)
-----------------------------  -----------  --------- ---------  ---------- -----------  ---------   --------    --------
                                SERIES A                                     UNREALIZED                           TOTAL
YEARS ENDED                    CONVERTIBLE   CLASS A   CLASS B   ADDITIONAL   HOLDING                             SHARE-
DECEMBER 31, 1996,              PREFERRED    COMMON    COMMON     PAID-IN      GAINS     RETAINED    TREASURY    HOLDERS'
1995 AND 1994                    STOCK       STOCK      STOCK     CAPITAL     (LOSSES)   EARNINGS     STOCK       EQUITY
-----------------------------  -----------  --------- ---------  ---------- -----------  ---------   --------    --------
BALANCE,
December 31, 1993                $2,000       $401      $336      $7,998        $-      $25,702    ($1,304)      $35,133

Adjustment to opening
 balance for change in method
 of accounting for investment
 securities, net of tax               -          -         -           -     1,020            -           -        1,020

Net income                            -          -         -           -         -        6,366           -        6.366

Dividends on preferred and
   common stock                       -          -         -           -         -         (851)          -         (851)

Conversions of Class B
   common stock                       -         32       (32)          -         -            -           -          -

Exercise of stock options,
   including tax benefit              -          4         -         124         -            -         177          305

Purchases of 122,184 Class A
   common treasury stock              -          -         -           -         -            -        (729)        (729)

Cancellation of treasury shares       -       (29)        (4)     (1,823)        -            -       1,856          -

Adjustment of minority interest
   obligation                         -          -         -         482         -            -          -           482

Decrease in unrealized gain,
   net of tax                         -          -         -           -    (1,304)           -          -        (1,304)
------------------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1994                 2,000        408       300       6,781     (284)       31,217          -        40,422

Net loss                              -          -         -           -         -      (13,072)         -       (13,072)

Dividends on preferred and
   common stock                       -          -         -           -         -         (677)         -          (677)

Conversions of Class B
   common stock                                 10       (10)          -         -            -          -           -

Exercise of stock options,
   including tax benefit              -          1         -          47         -            -          -            48

Increase in unrealized gain,
   net of tax                         -          -         -           -      571             -          -           571
------------------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1995                 2,000        419       290       6,828       287       17,468          -        27,292

 Net income                           -          -         -           -         -        8,097          -         8,097

 Decrease in unrealized gain,
    net of tax                        -          -         -           -     (287)            -          -          (287)

 Exercise of stock options,
    including tax benefit             -          6         -         166        -             -          -           172

 Purchases of Class A common stock    -          -         -           -        -             -       (256)         (256)

Cancellation of Class A common stock  -         (2)        -         (26)       -          (228)       256           -

 Dividends on preferred stock         -          -         -           -        -          (109)         -          (109)
------------------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1996                $2,000       $423      $290      $6,968     $  -       $25,228     $    -       $34,909
                               =========  ========= =========  ========== =========  =========== ==========  ===========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
----------------------------------------------------------------------------------      --------       --------       --------
YEARS ENDED DECEMBER 31,                                                                  1996           1995           1994
----------------------------------------------------------------------------------      --------       --------       --------
Cash Flows From Operating Activities
Net income (loss)                                                                       $  8,097       ($13,072)      $  6,366
                                                                                        --------       --------       --------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                            7,810          8,284          7,821
   Amortization of goodwill                                                                1,603          1,900          1,803
   Loan fee and other amortization                                                           548            522            521
   Provision for impairment of long-lived assets                                            --           10,551           --
   Loss (gain) on early extinguishment of debt                                               112           (392)          --
   Gain on dispositions of businesses and assets                                          (6,718)          (814)
   Provision for losses on properties held for sale                                         --              568           --
Change in assets and liabilities, net of dispositions
      and acquisitions of businesses:
      (Increase) decrease in accounts receivable                                          (1,766)         8,335        (10,918)
      Decrease (increase) in inventories                                                     411          4,311         (5,650)
      Decrease (increase) in other current assets                                          2,205           (691)        (2,028)
      (Decrease) increase in accounts payable and accrued expenses                        (1,088)        (3,673)         5,275
      Increase (decrease) in deferred income taxes                                           544         (1,232)           456
      Decrease in other liabilities                                                         (238)          (254)          (232)
      Other, net                                                                             106            664             29
    Effects of discontinued operations                                                      --           (1,033)        (1,394)
                                                                                        --------       --------       --------
        Total adjustments                                                                  3,529         27,046         (4,317)
                                                                                        --------       --------       --------
          Net cash provided by operating activities                                       11,626         13,974          2,049
                                                                                        --------       --------       --------
Cash Flows From Investing Activities
Proceeds from dispositions of businesses and assets                                       18,583         13,014            571
Payment for acquisition of assets of business                                                 --             --        (12,412)
Capital expenditures                                                                      (6,750)       (13,764)       (16,448)
                                                                                        --------       --------       --------
          Net cash provided by (used in) investing activities                             11,833           (750)       (28,289)
                                                                                        --------       --------       --------
Cash Flows from Financing Activities
Borrowings under revolving credit agreements                                              27,435         27,916         37,591
Repayments under revolving credit agreements                                             (27,435)       (49,519)       (15,988)
Payments on long-term debt                                                               (12,258)        (6,808)          (524)
Proceeds from issuance of long-term debt                                                   3,678         15,639          5,776
Dividends on preferred and common stock                                                     (145)          (677)          (852)
Purchases of common stock                                                                   (256)          --             (729)
Proceeds from exercise of stock options                                                      172             47            229
                                                                                        --------       --------       --------
          Net cash (used in) provided by financing activities                             (8,809)       (13,402)        25,503

Net increase (decrease) in cash and equivalents                                           14,650           (178)          (737)

Cash and equivalents at beginning of year                                                  1,255          1,433          2,170
                                                                                        --------       --------       --------
Cash and equivalents at end of year                                                     $ 15,905       $  1,255       $  1,433
                                                                                        ========       ========       ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                                              $ 12,241       $ 14,017       $ 12,612
  Income taxes                                                                          $  1,630       $  1,404       $  4,300

Note: In 1994, the Company purchased certain assets and liabilities of Advanced
 Plastics, Inc. with a fair value of approximately $13.1 million and $700,000, respectively, for total consideration of approximately $12.4 million.

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

         Atlantis Plastic Films manufactures stretch films which are multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage and custom film products which include high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets.

         Atlantis Molded Plastics employs two principal technologies, serving a wide variety of specific market segments: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, and (ii) a variety of extruded plastic parts for trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential doors and windows, office furniture and retail store fixtures.

         Discontinued operations in 1995 and 1994 consisted of the operations of Western Pioneer which was sold on August 31, 1995.

         The following is a summary of the Company's significant accounting policies:

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Atlantis and its subsidiaries, all of which are wholly-owned. With regard to the Company's former 50% interest in the CKS/Rigal joint venture (sold during September, 1995), the Company recorded its proportionate share of the joint venture's results of operations, during the periods that the Company owned the investment, using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

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

GOODWILL Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses. Goodwill is amortized on a straight-line basis over forty years from the date of the respective acquisitions. Accumulated amortization, excluding the goodwill writeoffs described in Note 14, amounted to approximately $14.3 million and $12.7 million at December 31, 1996 and 1995, respectively.

LONG-LIVED ASSETS In the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present, and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also requires that impairment losses be recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value (usually based on discounted cash flows) less the estimated selling costs. Under this method, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of any of its assets may not be recoverable.

REVENUE RECOGNITION The Company primarily recognizes revenue when goods are shipped to customers.

AMORTIZATION Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt utilizing either: (i) the effective interest method, or (ii) the straight line method when the results do not materially differ from the effective interest method.

INCOME TAXES The Company and its subsidiaries file consolidated Federal income tax returns. The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PER SHARE DATA Primary earnings (loss) per share are computed by dividing net income (loss) after deduction of annual preferred dividend requirements, by the weighted average number of shares and dilutive share equivalents outstanding during each year. The Company's convertible preferred stock was determined not to be a common share equivalent in computing primary earnings per share. In computing 1996 fully diluted income per share, the convertible preferred stock was assumed to be converted into 210,244 shares of common stock.

USE OF ESTIMATES The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS Certain amounts included in prior period financial statements have been reclassified to conform with the current year presentation.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES AND ASSETS

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

DISPOSITIONS

       In August 1995, the Company sold Western Pioneer for $12.0 million, generating a pretax gain of $914,000, and an after tax gain of $483,000. In September 1995, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture for approximately $870,000, generating a pretax loss of $100,000, and an after tax gain of $37,000. The net cash proceeds after expenses from these 1995 sales were applied to the Company's revolving credit facility.

       During the fourth quarter of 1996 the Company completed the following transactions, generating a total pretax gain of $6.7 million: (i) in November, the Company sold PCI for approximately $8.3 million, generating a pretax gain of approximately $1.4 million, and an after tax gain of approximately $1.9 million,
(ii) in December, the Company sold its Tulsa custom manufacturing facility for $1.5 million, generating a pretax gain of approximately $350,000, and an after tax gain of approximately $210,000, and
(iii) also during December, the Company sold its investment in WinsLoew Furniture, Inc. stock to WinsLoew for approximately $9.3 million, generating a pretax gain of approximately $4.9 million, and an after tax gain of approximately $2.9 million.

       A portion of the net cash proceeds after expenses from the PCI sale was used during the fourth quarter of 1996 to pay off the outstanding balance on the Company's revolving credit facility. As of December 31, 1995 the cost, unrealized gain and fair value of the WinsLoew investment, which was classified as available-for-sale, were $4.4 million, $435,000, and $4.8 million, respectively. WinsLoew is affiliated with Atlantis through its relationship with Trivest, Inc. ("Trivest") see Note 12.

NOTE 3. INVENTORIES

         Inventories at December 31, 1996 and 1995 consisted of the following:

                                                 (IN THOUSANDS)
                                            1996              1995
                                            ----              ----
Raw materials                              $9,649           $9,382
Work in progress                              204              465
Finished goods                              7,131            8,697
                                          -------          -------
    TOTAL                                 $16,984          $18,544
                                          =======          =======


NOTE 4. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1996 and 1995 consisted of the following:

                                                  (IN THOUSANDS)
                                              1996              1995
                                              ----              ----
Land                                         $2,203           $2,886
Building & improvements                      17,265           18,638
Office furniture & equipment                  5,526            5,036
Manufacturing equipment                      84,690           88,219
Vehicles                                        398              826
                                            -------          -------
     TOTAL                                  110,082          115,605

Accumulated depreciation
   and amortization                         (51,559)         (51,272)
                                            -------          -------
        NET                                 $58,523          $64,333
                                            =======          =======

         As more fully described in Note 14, during the fourth quarter of 1995 the Company wrote down certain fixed assets at its Tulsa custom facility by approximately $1.7 million.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following at December 31, 1996 and 1995:

                                                  (IN THOUSANDS)
                                              1996             1995
                                              ----             ----
Accounts payable                            $8,628           $14,631
Accrued interest                             3,722             4,058
Accrued compensation, vacation
  & profit sharing                           3,845             2,439
Accrued health & safety expense              1,310             1,854
Customer deposits
  and commissions                            1,502               862
Income taxes payable                         1,967               171
Accrued construction in progress             2,252             1,439
Other                                        3,905             3,271
                                           -------           -------
   TOTAL                                   $27,131           $28,725
                                           =======           =======

NOTE 6. LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 1996 and 1995:

                                                (IN THOUSANDS)
                                             1996               1995
                                             ----               ----
Senior Notes                               $89,500           $95,200
Revolving credit facility                        -                -
Other indebtedness                          18,382            21,262
                                           -------           -------
   TOTAL LONG-TERM DEBT                    107,882           116,462
Current portion                             (2,517)           (3,168)
                                          --------          --------
      LONG-TERM DEBT, NET                 $105,365          $113,294
                                          ========          ========

         During early 1993, the Company refinanced substantially all of its existing indebtedness through a $100 million, 11% Senior Note offering due February 15, 2003 (the "Notes"), and borrowings under a $30.0 million revolving credit facility which matures in February 1998.

         During July 1996, the Company repurchased, at a slight discount, $5.7 million of its Notes in the open market, which resulted in an after tax extraordinary loss of $73,000, principally related to the write-off of unamortized loan origination costs. During December 1995, the Company repurchased, at a discount, $4.8 million of its Notes in the open market, and recognized an extraordinary gain of $254,000, net of tax.

         The Notes are senior unsecured obligations of the Company, with all of the Company's plastics subsidiaries jointly, severally and unconditionally guaranteeing the payment of principal and interest. The Notes may not be redeemed prior to February 15, 1998. On and after that date and until February 15, 2001, the Company may redeem all or any portion of the Notes at redemption prices ranging from 104.125% to 101.375% of the principal amount. After February 15, 2001, the Company may redeem all or any portion of the Notes at 100% of the principal amount. The Company must redeem $14.5 million and $25.0 million, respectively, of the Notes on February 15, 2001 and 2002.

         Covenants relating to the Notes restrict the Company from paying dividends, incurring new debt or taking certain other actions unless specified interest coverage ratio and other tests are met. The Company met the interest coverage ratio requirement for the trailing four quarters ended September 30 and December 31, 1996, and is therefore currently able to, among other things, pay dividends and incur new debt.

         During 1995, a decline in operating profitability caused the Company to fall below the interest coverage ratio requirement for the trailing four quarter periods ended September 30 and December 31, 1995, and March 31 and June 30,

1996. Accordingly, during those periods the Company could not pay dividends, and its ability to incur new debt or take certain other actions was restricted.

         Under the terms of the revolving credit facility, the Company and its subsidiaries are required to, among other things, maintain certain financial ratios and minimum specified levels of net worth, refrain from paying dividends unless certain requirements are met, refrain from incurring additional indebtedness, or guaranteeing the obligations of others, and limit capital expenditures. At December 31, 1996, the gross availability on the revolving credit facility equaled $30.0 million. Unused availability, net of outstanding letters of credit of approximately $1.5 million, equaled $28.5 million. In addition, at year-end the Company had approximately $6.1 million of unused availability under an existing equipment financing program.

         Borrowings on the revolving credit facility are subject to a borrowing base formula which is based on eligible collateral (accounts receivable, inventories and fixed assets of the subsidiaries). Interest is computed using either LIBOR or prime-based rates plus a margin. Effective December 31, 1996 the Company favorably amended the revolving credit facility provisions governing interest rates and other fees charged by the lender. The LIBOR and prime-based interest rate margins on the facility are now determined by a formula based upon the Company's ratio of cash flow to net indebtedness, as defined in the amendment. At December 31, 1996 the LIBOR and prime rate margins were 1.75% and 0%, respectively, compared to 3% and 1.5%, respectively, at December 31, 1995. The 30-day LIBOR rate and the prime rate were 5.70% and 8.25%, respectively, at December 31, 1996.

         Other indebtedness of approximately $18.4 million consists of equipment and other collateralized financings entered into during 1994 through 1996, along with industrial revenue bonds and capitalized lease obligations entered into prior to 1994. At December 31, 1996 and 1995, the weighted average interest rates on these borrowings were 7.97% and 8.40%, respectively, with 85% of the total at floating interest rates, and the remainder at fixed interest rates as of December 31, 1996.

         Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

                                           YEAR                     AMOUNT
                                           ----                     ------

                                           1997                     $2,517
                                           1998                      3,477
                                           1999                      2,505
                                           2000                      2,851
                                           2001                     16,846
                                           Thereafter               79,686
                                                                  --------
                                           TOTAL                  $107,882
                                                                  ========

         Based on the quoted market price of the Notes, and the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of the Company's indebtedness at December 31, 1996 and 1995 was $111.5 million and $106.5 million, respectively.

NOTE 7. CAPITAL STOCK

         Generally, the Class A Common Stock has one vote per share and the Class B Common Stock has ten votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security.

         During February 1994, the Company's Board of Directors approved a 2.5 cents per share quarterly dividend program beginning in April 1994, and consecutive quarterly dividends were paid through October 1995, after which the dividend program was discontinued .

         In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million Class A and Class B Common Stock then outstanding. Through late March 1997 the Company has repurchased 320,344 shares (including 210,244 shares issued in connection with the conversion of preferred stock), and options for 55,125 shares, for total consideration of approximately $3.3 million. The Company intends to continue to buy its shares in the open market, or in privately negotiated transactions, at times and prices deemed advantageous.

         Prior to the 1997 conversion of Preferred Stock into common stock and subsequent repurchase of that common stock, each share of Preferred Stock had a liquidation preference of $100, and the holder of the Preferred Stock was entitled to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year.

NOTE 8. INCOME TAXES

         The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                                        (IN THOUSANDS)

                                                 1996        1995          1994
                                                 ----        ----          ----
Continuing operations                          $4,396     ($1,674)       $4,136
Discontinued operations                            51        (445)          331
Tax effect from sale of Western Pioneer            --         432            --
Extraordinary (loss) gain                         (39)        137            --
                                               ------     -------        ------
    TOTAL                                      $4,408     ($1,550)       $4,467
                                               ======     =======        ======

Current Federal income tax expense             $2,607        $108        $3,588
Deferred Federal income tax expense (benefit)   1,182      (1,601)          388
State income tax expense (benefit)                619         (57)          491
                                               ------     --------       ------
    TOTAL INCOME TAX PROVISION (BENEFIT)       $4,408     ($1,550)       $4,467
                                               ======     ========       ======

         The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate for the years ended December 31, 1996, 1995 and 1994:

                                           1996      1995      1994
                                           ----      ----      ----
Federal income tax rate                    34%      (34%)      34%
Disposition of PCI                         (9)       --        --
Impairment of long-lived assets            --        20        --
State income taxes                          3        (1)        3
Amortization of goodwill                    4         4         5
Other, net                                  3        (1)       (1)
                                            -        ---       ---
   Effective tax rate                      35%      (12%)      41%
                                           ===       ===       ===

         At December 31, 1996 and 1995, deferred tax assets and liabilities consisted of the following:

                                                    (IN THOUSANDS)
                                                   1996       1995
                                                   ----       ----
    DEFERRED TAX LIABILITIES-
Excess of book over tax basis of
    property and equipment                          $7,154     $6,667
Goodwill                                               383        232
Excess of book over tax basis of
    investment in WinsLoew                              --      1,550
Other, net                                             224         52
                                                     -----      -----
            TOTAL DEFERRED TAX LIABILITIES           7,761      8,501
                                                     -----      -----

    DEFERRED TAX ASSETS -
Reserves and accrued expenses not yet
    deductible for tax purposes                      2,301      2,420
Alternative minimum tax credit
    carryforwards                                       --        975
Capitalized inventory costs                             34         64
                                                     -----      -----
            TOTAL DEFERRED TAX ASSETS                2,335      3,459
                                                     -----      -----
                DEFERRED INCOME TAXES, NET          $5,426     $5,042
                                                     =====      =====

         At December 31, 1996 and 1995, classification of net current deferred tax assets and liabilities and net noncurrent tax assets and liabilities is as follows:

    Deferred income taxes                           $6,886     $6,610
    Less: Other current assets                       1,460      1,568
                                                    ------     ------
                                                    $5,426     $5,042
                                                    ======     ======
NOTE 9. STOCK OPTION PLANS

         The Company's Stock Option Plans ("Option Plans") are designed to serve as an incentive for retaining qualified and competent employees, directors and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of options granted under the Option Plans will not be less than 90% of the market value of the Class A Common Stock on the date of grant. To date, the exercise price of all options granted under the Option Plans has been equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option shall be exercisable after the expiration of ten years from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution. The Option Plans also authorize the Company to make loans to optionees to exercise their options.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's 1996 net income and earnings per share (primary) would have been reduced by approximately $160,000 and $0.02 per share, respectively, and the Company's 1995 net loss and loss per share would have been increased by $118,000 and $0.02, respectively. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1996 and 1995, respectively: dividend yield of 0% for both years; volatility of 45% for both years; risk-free interest rates of 6.7% and 7.4%; and an expected life of 6 years for both years.

         Information with respect to the Option Plans is as follows (in thousands of shares, except prices per share):



                                                    1996        1995       1994
                                                    -----       -----      ----
OPTIONS OUTSTANDING AT JANUARY 1ST                  1,719      1,459      1,410
Granted                                               145        501        126
Exercised                                             (60)        (8)       (73)
Canceled                                              (32)      (233)        (4)
                                                   ------      -----      ------
OPTIONS OUTSTANDING AT DECEMBER 31ST                1,772      1,719      1,459
                                                   ======      =====      ======

WEIGHTED AVERAGE OPTION PRICES PER COMMON SHARE:
OPTIONS OUTSTANDING AT JANUARY 1ST                    $5.12     $4.19     $3.94
Granted at fair market value                          $6.32     $6.27     $6.38
Granted at above fair market value                      N/A    $10.38       N/A
Exercised                                             $2.86     $5.89     $3.11
Canceled                                              $6.02     $5.28     $4.99
OUTSTANDING AT DECEMBER 31ST                          $5.28     $5.12     $4.19

Weighted-average fair value of options granted
   at fair market value during the year               $3.36     $3.40     $3.27
Weighted-average fair value of options granted
   at above fair market value during the year           N/A    $ 2.25       N/A
Options exercisable at December 31st                  1,164     1,207       976
Options available for grant at December 31st            193       257       625

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                OPTIONS OUTSTANDING
                                -------------------                                  OPTIONS EXERCISABLE
                                                WEIGHTED-                            -------------------       WEIGHTED-
                            NUMBER               AVERAGE             WEIGHTED              NUMBER               AVERAGE
      RANGE OF            OUTSTANDING           REMAINING             AVERAGE            EXERCISABLE           EXERCISE
  EXERCISE PRICES         AT 12/31/96       CONTRACTUAL LIFE      EXERCISE PRICE         AT 12/31/96             PRICE
  ---------------         -----------       ----------------     ----------------        -----------             -----
    $1.38 -$ 2.99            85,460              5.08               $ 2.70                 75,340               $2.68
    $3.00 - $4.99           953,381              2.52               $ 3.84                868,381               $3.75
    $5.00 - $6.99           448,094              7.52               $ 5.96                173,535               $5.91
    $7.00 - $8.99           135,500              8.17               $ 8.45                 27,100               $8.45
   $9.00 - $11.88           150,000              8.69               $11.00                 20,000              $11.88



NOTE 10. BUSINESS SEGMENTS

         The Company considers its continuing operations to comprise two segments: Atlantis Plastic Films and Atlantis Molded Plastics. During 1996, 1995 and 1994, an Atlantis Molded Plastics customer accounted for approximately 9%, 10%, and 13%, respectively, of the Company's net sales. Summary data for 1996, 1995 and 1994 is as follows (in thousands):

                                ATLANTIS     ATLANTIS
                                 PLASTIC       MOLDED
                                   FILMS     PLASTICS    CORPORATE  CONSOLIDATED
                                --------     --------    ---------  ------------
1996
----
Net sales                       $177,851      $89,268      $   --     $267,119
Operating income                  11,740        6,650          --       18,390
Identifiable assets              108,586       53,519      15,796      177,901
Capital expenditures               4,084        2,026         640        6,750
Depreciation & amortization        6,002        3,393         566        9,961


1995
----
Net sales                       $192,806      $88,258        $ --     $281,064
Operating income (loss)            1,982      (2,697)          --         (715)
Identifiable assets              111,831       56,419      12,211      180,461
Capital expenditures               7,616        5,472         676       13,764
Depreciation & amortization        6,638        3,511         557       10,706

1994
----
Net sales                       $173,947      $86,871     $    --     $260,818
Operating income                  13,455        8,918          --       22,373
Identifiable assets              124,557       67,172      19,793      211,522
Capital expenditures               9,702        6,687          59       16,448
Depreciation & amortization        6,663        2,918         564       10,145



NOTE 11. PROFIT SHARING AND RETIREMENT PLANS

         Atlantis and certain of its subsidiaries have profit sharing and defined contribution retirement plans. Generally, such plans cover all employees who have attained the age of 21 and have at least one year of service. Contributions to the plans are determined by the individual companies' Boards of Directors on an annual basis. Related expenses applicable to continuing operations were approximately $1.1 million, $812,000 and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 12. RELATED PARTIES

         A management agreement exists between the Company and Trivest, an affiliate of a major shareholder. Trivest and the Company have certain common officers, directors and shareholders. Fees charged to expense under this agreement, including the portion related to discontinued operations, amounted to $497,000, $478,000, and $399,000 for the years ended December 31, 1996, 1995 and
1994, respectively. This agreement expires in December 1997. In addition to the above fees, Atlantis paid Trivest an acquisition fee of $405,000 relating to the May 1994 acquisition of Advanced.

         Atlantis shares its Miami, Florida office space with several related entities. Rent expense for this office space, as well as certain other non-direct general and administrative expenses, are allocated among Atlantis and these entities.

NOTE 13. COMMITMENTS AND CONTINGENCIES

          The Company is, from time to time, involved in routine litigation. None of such litigation, in which the Company is presently involved, is believed to be material to its financial condition or results of operations.

          As part of Atlantis' ongoing capital spending program, the Company has converted, or is in the process of converting, its information systems in order to accomodate the year 2000 century date change.

          Atlantis and its subsidiaries lease various office space, buildings, transportation and production equipment with terms in excess of one year. Total expense under these agreements for the years ended December 31, 1996, 1995 and 1994 was approximately $1.7 million, $1.5 million and $2.2 million, respectively.

           The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 1996 consisted of the following (in thousands):

                                   YEAR               AMOUNT
                                   ----               ------

                                   1997               $1,613
                                   1998                1,347
                                   1999                  581
                                   2000                  355
                                   2001                  329
                                   Thereafter            548
                                                      ------
                                      TOTAL           $4,773
                                                      ======

NOTE 14. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER RESTRUCTURING CHARGES

         In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the fourth quarter of 1995 the Company wrote off certain goodwill and wrote down certain fixed assets, as discussed below.

         The Company's Tulsa custom film facility was unprofitable during 1995, had experienced operating losses in prior periods, and was expected to continue to incur operating losses in the future if the fourth quarter 1995 restructuring of the business was not undertaken. As part of that restructuring, the Company estimated the facility's future cash flows from its operations and its eventual disposition, compared those amounts to its carrying value, and determined that an impairment loss should be recognized. Accordingly, during the fourth quarter of 1995 goodwill associated with the facility was written off, and its fixed assets were written down to fair value. This facility was closed in August 1996, and was subsequently sold in December 1996 (see Note 2).

         Also during the fourth quarter of 1995, the Company decided to dispose of PCI as part of its strategy to focus its resources on the manufacture of film products and selected molded products. The Company determined that the carrying value of this operation exceeded its fair value, and determined the amount of the impairment charge by developing its best estimate of the fair value of the long-lived assets and comparing it to the carrying value of those long-lived assets. As a result, the majority of the goodwill associated with this business was written off during the fourth quarter of 1995. During 1996, PCI's profitability improved compared to 1995 levels, and in 1996, PCI was sold for approximately $8.3 million (see Note 2).

         The fourth quarter 1995 noncash charges for the impairment of long-lived assets associated with the Tulsa custom film facility and the reduction in carrying value of PCI totaled $10.6 million. Of this amount, goodwill write-offs totalled approximately $8.9 million (with no associated tax benefit), and fixed asset write-downs totalled approximately $1.7 million pretax, or $1.0 million after tax.

         During 1995, the Company also recorded restructuring charges of approximately $1.9 million related to: (i) the first quarter 1995 reorganization of its senior management group (approximately $750,000), (ii) the third and fourth quarter 1995 reconfiguration of its stretch film sales organization (approximately $800,000), and (iii) the fourth quarter 1995 headcount reduction costs associated with the restructuring of the Tulsa custom facility and the injection molding unit (approximately $350,000). As of December 31, 1996 all amounts relating to these matters have been paid.

NOTE 15. DISCONTINUED OPERATIONS

         Discontinued operations in 1995 consisted of the operations of Western Pioneer. The Western Pioneer sale contract contains a provision which requires that the adequacy of Western Pioneer's loss reserves as of March 31, 1995 (the "Original Loss Reserves") be evaluated during the fourth quarter of 1997 (with provisions for extension of the evaluation to a later date). The Original Loss Reserves will be evaluated by comparison of the Original Loss Reserve amount to the sum of the actual payments made from March 31, 1995 to the evaluation date, plus the remaining loss reserves related to the coverage in place at March 31, 1995 (together, the "Actual Loss Reserves"). To the extent that the Original Loss Reserves are greater or less than the Actual Loss Reserves, the Company will receive an additional payment from, or make an additional payment to, the purchaser of Western Pioneer, subject to certain deductions. At the present time, the Company does not anticipate that it will be required to make an additional payment in the future related to this contract provision.

         During 1996, the Company sold vacant land acquired in connection with the Western Pioneer sale and recognized a net after tax loss of approximately $47,000. In addition, during 1996 the Company recognized additional income on the sale of Western Pioneer of approximately $143,000, net of tax, related to certain tax benefits due to the Company.

         The following table summarizes Western Pioneer's operating results for the eight months ended August 31, 1995 and the year ended December 31, 1994:

                                                           (IN THOUSANDS)
                                                        1995           1994
                                                        ----           ----
                  Revenues                           $17,621         $23,306
                  Expenses                            17,872          22,099
                                                      ------          ------
                  Net income (loss)                  $  (251)        $ 1,207
                                                      ======          ======

NOTE 16. ACCOUNTING PRONOUNCEMENTS

         In February 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 must be implemented no later than fiscal year 1997. The Company has not yet determined the effect on operating results of implementing the statement, however, the adoption of SFAS 128 is not expected to have a materially adverse effect on consolidated financial position.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited consolidated quarterly financial data for the years ended December 31, 1996 and 1995 is as follows:

                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   1ST QUARTER            2ND QUARTER               3RD QUARTER             4TH QUARTER
                                   -----------            -----------               -----------             -----------
                                 1996        1995        1996        1995        1996         1995        1996        1995
                                 ----        ----        ----        ----        ----         ----        ----        ----
NET SALES                      $64,273     $77,857     $70,576     $68,344      $68,211     $70,911     $64,059     $63,952
GROSS PROFIT                    11,501      14,170      12,892       8,377       11,566       9,390       9,783       9,158
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM              335         943       1,344      (1,726)       1,322      (1,277)      5,073     (11,498)
NET INCOME (LOSS)                  335         951       1,297      (2,341)       1,392        (439)      5,073     (11,243)
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM PER
    COMMON SHARE-
      PRIMARY (SEE NOTE)         $0.04       $0.12       $0.17      ($0.23)       $0.17      ($0.17)      $0.65      ($1.62)


Note: For the fourth quarter of 1996, fully diluted income before extraordinary item per common share equaled $0.62.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its independent accountants on accounting and financial disclosure.

                                    PART III

ITEMS 10, 11, 12, AND 13.

         The information called for by Items 10, 11, 12, and 13 is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

           ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                         PAGE(S)
                                                                         -------
           (1)    Financial Statements:
                  Report of Independent Accountants....................    19
                  Consolidated Income Statements.......................    20
                  Consolidated Balance Sheets..........................    21
                  Consolidated Statements of Shareholders' Equity......    22
                  Consolidated Statements of Cash Flows................    23
                  Notes to Consolidated Financial Statements...........    24

           (2)   Financial Statement Schedules:
                 The following Financial Statement Schedule for the years
                  ended December 31, 1994, 1995 and 1996 is submitted herewith:
                         Report of independent accountants on Financial
                           Statement Schedule..........................    36
                         Schedule II
                            Valuation and Qualifying Accounts..........    37

                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

In connection with our audits of the consolidated financial statements of Atlantis Plastics, Inc., as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial Statements are included in this Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14(A)2 herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

Atlanta, Georgia                                     Coopers & Lybrand L.L.P.
February 7, 1997


Atlantis Plastics, Inc.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31




                                                          BALANCE AT   CHARGED TO  CHARGED                BALANCE
                                                          BEGINNING    COSTS AND   TO OTHER               AT END
CLASSIFICATION                                            OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS  OF YEAR
                                                          ----------   ----------  --------   ----------  -------
1996
     Allowances reducing the assets in the balance sheet:
          Doubtful accounts receivable                         $1,530      $  143         $-     $1,040    $  633
          Reserve for inventory obsolesence                       342          91          -         15       418
                                                               ------      ------         --     ------   -------
             Total                                             $1,872      $  234         $0     $1,055    $1,051
                                                               ======      ======         ==     ======   =======

1995
     Allowances reducing the assets in the balance sheet:
          Doubtful accounts receivable                         $  761      $1,152         $-     $  383    $1,530
          Reserve for inventory obsolesence                       266         140          -         64       342
                                                               ------      ------         --     ------    ------
             Total                                             $1,027      $1,292         $0     $  447    $1,872
                                                               ======      ======         ==     ======    ======

1994
     Allowances reducing the assets in the balance sheet:
          Doubtful accounts receivable                         $  258      $  618         $-     $   115   $  761
          Reserve for inventory obsolesence                       103         163          -          -       266
                                                               ------      ------         --     -------   ------
             Total                                             $  361      $  781         $0     $   115   $1,027
                                                               ======      ======         ==     =======   ======


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

    3.2    Registrant's Bylaws (February 1988) (3.2)(1)

    4.1 Form of Stock Certificate evidencing ownership of Registrant's Class A Common Stock(10)

    4.2 Trust Indenture between Registrant and American Stock Transfer and Trust Company (4.2)(7)

    4.3    Form of Senior Note, dated February 15, 1993 (4.3)(7)

  *10.1 Registrant's Amended and Restated Stock Option Plan, dated as of March 16, 1989 (10.1)(4)

  *10.2    Registrant's 1987 Disinterested Directors Stock Option Plan (10.2)(2)

  *10.3    Registrant's Amended and Restated 1990 Stock Option Plan (10.2)(4)

  *10.4 Fourth Amended and Restated Management Agreement between Registrant and Trivest, Inc. (10.5)(6)

  *10.5 Second Amended and Restated Employment Agreement, dated January 1, 1990 between Registrant and Earl W. Powell (10.6)(3)

  *10.6 First Amendment To Second Amended and Restated Employment Agreement, dated as of April 1, 1992, between Registrant and Earl W. Powell (10.7)(7)

  *10.7 Employment Agreement, dated January 1, 1990, between Registrant and Phillip T. George, M.D. (10.7)(3)

  *10.8 First Amendment to Employment Agreement, dated as of April 1, 1992, between the Registrant and Phillip T. George, M.D. (10.9)(7)

  10.9     Form of Indemnification Agreement (10.47)(9)

  10.10 Office Lease, dated as of December 31, 1993, between Grand Bay Plaza Joint Venture and the Registrant, and First Addendum thereto. (10.12)(8)

  10.11 Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992 (10.40)(5)

  10.12 License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992 (10.41)(5)

  10.13 Loan Contract, dated October 30, 1987, between State of Minnesota and National Poly Products, Inc. (10.11)(2)

  10.14 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated October 30, 1991 (10.43)(5)

  10.15 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated January 13, 1992 (10.44 )(5)

  10.16 Consent and Acknowledgement to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated February 18, 1993 (10.22)(7)

  10.17 Loan Agreement between Arkansas Development Finance Authority and Cyanede, dated March 18, 1992 (10.69)(6)

  10.18 Promissory Note from Cyanede to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992 (10.70)(6)

  10.19 Office Lease, dated as of April 1, 1992, between Euram 1870 Exchange Associates and National Poly Products, Inc. (10.78)(6)

  10.20 Subordination and Attornment Agreement between State Farm Life Insurance Company and National Poly Products, Inc. dated April 6, 1992 (10.78)(6)

  10.21 Intercreditor Agreement between Heller Financial, Inc., Arkansas Development Finance Authority and Worthen Trust Company, Inc. (10.40)(7)

  10.22 Asset Purchase Agreement, dated May 17, 1994, among the Registrant, Advanced Plastics, Inc. and Frederick R. Warren. (2.1)(9)

  10.23 Credit Agreement, dated February 22, 1993, between the Registrant and Heller Financial, Inc. (the "Heller Credit Agreement") (10.39)(7)

  10.24 First Amendment and Waiver, dated March 28, 1994, to Heller Credit Agreement. (10.29)(10)

  10.25 Consent Letter, dated May 23, 1994, to Heller Credit Agreement. (10.30)(10)

  10.26 Second Amendment, dated August 15, 1994, to Heller Credit Agreement. (10.31)(10)

  10.27 Consent Letter, dated September 9, 1994, to Heller Credit Agreement. (10.32)(10)

  10.28 Consent Letter, dated February 13, 1995, to Heller Credit Agreement. (10.33)(10)

  10.29 Consent and Waiver Letter, dated February 24, 1995, to Heller Credit Agreement. (10.34)(10)

  10.30 Third Amendment to Heller Credit Agreement and Consent, dated as of March 30, 1995. (10.3)(11)

  10.31 Fourth Amendment to Heller Credit Agreement, dated as of September 30, 1995. (10.2)(13)

  10.32 Fifth Amendment to Heller Credit Agreement, dated as of December 31, 1995. (10.33)(14)

  10.33 Sixth Amendment to Heller Credit Agreement, dated as of December 30, 1995. (10.1)(16)

  10.34 Seventh Amendment to Heller Credit Agreement, dated as of September 5, 1996. (10.2)(16)

  10.35 Eighth Amendment to Heller Credit Agreement, dated as of November 6, 1996.(18)

  10.36 Ninth Amendment to Heller Credit Agreement, dated as of January 31, 1997.(18)

  10.37 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (10.35)(10)

 *10.38 Employment Agreement, dated February 1, 1995, between the Registrant and Anthony F. Bova. (10.1)(11)

 *10.39 Amendment dated April 8, 1996 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova. (10.1)(15)

 *10.40 Employment Agreement, dated March 6, 1995, between the Registrant and Paul Rudovsky. (10.2)(11)

 *10.41 Amendment dated Arpil 8, 1996 to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky. (10.2)(15)

  10.42 Master Security Agreement and Promissory Note between Cyanede Plastics, Inc. and General Electric Capital Corporation ("GECC") in the amount of $2,673,919, dated as of February 23, 1995. (10.4)(11)

  10.43 Corporate Guaranty of the Registrant of the obligations of Cyanede Plastics, Inc. to GECC, dated as of February 23, 1995. (10.5)(11)

  10.44 Master Security Agreement and Promissory Note between Pierce Plastics, Inc. and GECC in the amount of $221,790, dated as of February 23, 1995. (10.6)(11)

  10.45 Corporate Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to GECC, dated as of February 23, 1995. (10.7)(11)

  10.46 Master Security Agreement and Promissory Note between Atlantis Plastic Films, Inc. (as successor by merger to Linear Films, Inc.) and GECC in the amount of $900,000, dated as of February 23, 1995. (10.10)(11)

  10.47 Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $650,000, dated as of February 23, 1995. (10.11)(11)

  10.48 Corporate Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to GECC dated as of February 23, 1995. (10.12)(11)

  10.49 Loan and Security Agreement by the Among Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., Plastic Containers, Inc. and The CIT/Equipment Group Financing, Inc. ("CIT"), dated as of 4/13/95. (10.13)(11)

  10.50 First Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc., Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc., Plastic Containers, Inc. and CIT dated to be effective as of December 31, 1995. (10.47)(14)

  10.51    Second Amendment to Loan and Security Agreement by and among
           Atlantis Plastic Films, Inc., Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc. and CIT dated to be effective as of December 31, 1996.(18)

  10.52 Promissory Note from Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., and Plastic Containers, Inc. to CIT in the amount of $15,000,000, dated as of April 13, 1995. (10.14)(11)

  10.53    Guaranty of the Registrant of the obligations of Atlantis
           Plastic Films, Inc. to CIT, dated as of April 13, 1995. (10.15)(11)

  10.54    Credit Agreement between Atlantis Plastics Injection Molding,
           Inc. and the Registrant and National City Bank, Northeast, dated as of May 19, 1995. (10.16)(12)

  10.55 First Amendment to National City Bank, Northeast, Credit Agreement, dated as of September 30, 1995. (10.3)(13)

  10.56    Second Amendment to National City Bank, Northeast, Credit
           Agreement, dated to be effective as of December 31, 1995. (10.52)(14)

  10.57 Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of January 30, 1997.(18)

  10.58 Stock Purchase Agreement for the acquisition of Western Pioneer Insurance Company by and between the Commerce Insurance Company, a Massachusetts Corporation and the Registrant, dated as of May 18, 1995.(10.17)(12)

  10.59 Demand Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $1,280,579.70, dated as of May 8, 1995. (10.18)(12)

  10.60    Purchase Agreement for the acquisition of the Joint Venture
           Interest of Rigal Plastics, Inc. in CKS/Rigal Plastics, by and between CKS Plastics, Inc., a Florida corporation and the Registrant, dated as of July 31, 1995. (10.1)(13)

  10.61 Stock Purchase Agreement dated as of October 18, 1996 among Reid Plastics, Inc., Atlantis Molded Plastics, Inc. and Plastic Containers, Inc.(2.1)(17)

   11.1    Calculation of Earnings Per Share(18)

   21.1    Registrant's Subsidiaries(18)

   23.1    Consent of Coopers & Lybrand L.L.P.(18)

   27.1    Financial Data Schedule (for SEC use only)

--------------

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

   (14) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

   (15) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

   (16) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Quarterly Report on Form 10-Q for the ended September 30, 1996.

   (17) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Report on Form 8-K dated November 27, 1996.

   (18)    Filed herewith.

           (B)      REPORTS ON FORM 8-K

           During the fourth quarter of 1996, the Registrant filed a current report on Form 8-K, dated November 27, 1996.

           (C)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

           The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

           (D)      FINANCIAL STATEMENT SCHEDULES REQUIRED BY
                    REGULATION S-X       See Item 14 (a)  2.


SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities
  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATLANTIS PLASTICS, INC.

  Date: March 28, 1997             By:/S/       PAUL RUDOVSKY
                                      -------------------------------
                                               PAUL RUDOVSKY
                                           EXECUTIVE VICE PRESIDENT,
                                           FINANCE AND ADMINISTRATION
                                         (PRINCIPAL FINANCIAL OFFICER)

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

                SIGNATURE                                          TITLE                                 DATE
                ---------                                          -----                                 ----
   /S/    EARL W. POWELL                                   Chairman of the Board                March 28, 1997
  --------------------------------------------
          EARL W. POWELL


                                                               Director and
   /S/    PHILLIP T. GEORGE, M.D.                              Vice Chairman                    March 28, 1997
  --------------------------------------------
          PHILLIP T. GEORGE, M.D.


                                                           President and Chief
                                                            Executive Officer
   /S/    ANTHONY F. BOVA                              (Principal Executive Officer)            March 28, 1997
  --------------------------------------------
          ANTHONY F. BOVA


                                                         Executive Vice President
                                                        Finance and Administration
   /S/    PAUL RUDOVSKY                                (Principal Financial Officer)            March 28, 1997
  --------------------------------------------
          PAUL RUDOVSKY


 /S/    CHARLES D. MURPHY, III                                 Director                         March 28, 1997
  --------------------------------------------
          CHARLES D. MURPHY, III


  /S/    CHESTER B. VANATTA                                    Director                         March 28, 1997
  --------------------------------------------
          CHESTER B. VANATTA


   /S/    LARRY D. HORNER                                      Director                         March 28, 1997
  --------------------------------------------
          LARRY D. HORNER


   /S/    CESAR ALVAREZ                                        Director                         March 28, 1997
  --------------------------------------------
          CESAR ALVAREZ


                                INDEX TO EXHIBITS


                                                              PAGE NUMBER IN
                                                                SEQUENTIAL
EXHIBIT                                                      NUMBERING SYSTEM
-------                                                      ----------------
  10.35 Eighth Amendment to Heller Credit Agreement, dated as of November 6, 1996.

  10.36 Ninth Amendment to Heller Credit Agreement, dated as of January 31, 1997.

  10.51 Second Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc.,
           Atlantic Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc.
           and CIT dated to be effective as of December 31, 1996.

  10.57 Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of January 30, 1997.

   11.1    Calculation of Earnings Per Share

   21.1    Registrant's Subsidiaries

   23.1    Consent of Coopers & Lybrand L.L.P.

   27.1    Financial Data Schedule (for SEC use only)