Form 10-K405/A
period 1996-12-31
ATLANTIS PLASTICS INC
filed 1997-04-17
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

                                AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}

  For the transition period from_________________________ to___________________

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


YEARS ENDED DECEMBER 31,                                     1996           1995             1994          1993           1992
-------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)
INCOME DATA
     Net Sales                                            $ 267.1         $  281.1     $   260.8        $  220.2      $  188.7
     Income (Loss) from Continuing Operations                 8.1            (13.6)          5.2             5.2           4.9
     Net Income (Loss)                                        8.1            (13.1)          6.4             3.9           5.8

PER SHARE DATA (PRIMARY - SEE NOTE)
     Income (Loss) from Continuing Operations               $1.06           ($1.90)        $0.67           $0.66         $0.64
     Net Income (Loss)                                      $1.06           ($1.83)        $0.83           $0.49         $0.76

FINANCIAL DATA
     Total Assets                                         $ 177.9         $  180.5     $   211.5        $  171.0      $  172.6

     Total Debt                                             107.9            116.5         129.2           102.4         112.2
     Cash Dividends Declared per Common Share             $   --          $   0.08     $    0.10        $    --       $    --


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

         Sales, gross profit and operating income (loss) for the years ended December 31, 1996, 1995 and 1994 were as follows:


                                                               (IN THOUSANDS)
YEARS ENDED DECEMBER 31,                 1996                      1995                     1994
SALES                              AMOUNT    % TOTAL        AMOUNT    % TOTAL        AMOUNT    % TOTAL
-----                              ------    -------        ------    -------        ------    -------
Atlantis Plastic Films            $177,851        67%      $192,806         69%     $173,947        67%
Atlantis Molded Plastics            89,268        33%        88,258         31%       86,871        33%
                                  --------       ----      --------        ----     --------      -----
     Total                        $267,119       100%      $281,064        100%     $260,818      $100%
                                  ========       ====      ========        ====     ========      =====

GROSS PROFIT                       AMOUNT    % SALES        AMOUNT    % SALES        AMOUNT    % SALES
------------                      -------     -------      --------    -------       -------    -------
Atlantis Plastic Films             $29,516        17%       $31,491         16%      $36,084        21%
Atlantis Molded Plastics            16,226        18%         9,604         11%       15,489        18%
                                   -------        ---       -------         ---      -------        ---
     Total                         $45,742        17%       $41,095         15%      $51,573        20%
                                   =======                  =======                  =======

OPERATING INCOME (LOSS)            AMOUNT    % SALES        AMOUNT    % SALES        AMOUNT    % SALES
-----------------------           -------    -------        ------    -------        ------    -------
Atlantis Plastic Films             $10,117         6%        $1,982          1%      $13,455         8%
Atlantis Molded Plastics             8,273         9%        (2,697)        (3%)       8,918        10%
                                   -------         --        ------        ----      -------        ---
     Total                         $18,390         7%        ($715)         (0%)     $22,373         9%
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

GROSS PROFIT

         Gross profit as a percentage of sales for 1996 equaled 17%, well ahead of the 1995 gross profit percentage of 15%. The strong improvement was primarily due to the positive impact of a number of initiatives associated with the Company's strategic operating plan implemented during the latter half of 1995 and throughout 1996.

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

GROSS PROFIT

         The Company's 1995 gross profit of $41.1 million, or 15% of sales, declined sharply both in dollar and percentage terms from the 1994 gross profit of $51.6 million, or 20% of sales. The 1995 decline was due primarily to the adverse impact of the film inventory correction described above, and lower injection molding profitability compared with 1994.

         Atlantis Plastic Films posted 1995 gross profit of $31.5 million, or 16% of sales, compared to 1994 gross profit of $36.1 million, or 21% of sales. The 1995 second and third quarter customer inventory correction and resulting decline in demand, described above, reduced sales volume in pounds, and also reduced selling prices due to competitive market pressures. Weak market demand during this time period caused selling prices to drop more rapidly than plastic resin costs. As a result, during 1995 the differential between film selling prices and plastic resin costs (the major raw material component of the Company's film products) declined compared to 1994.

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

NET INTEREST EXPENSE AND TAXES

         Net interest expense increased from $13.1 million in 1994 to $14.2 million in 1995, primarily due to the higher debt balances maintained during the first half of 1995. The significant reduction in debt achieved during the second half of 1995 reduced net interest expense, with net interest expense for the fourth quarter of 1995 of $3.3 million, compared to $3.4 million during the fourth quarter of 1994 and $3.8 million during the second quarter of 1995.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
  Management's Responsibility for Financial Reporting...................    8

  Report of Independent Accountants.....................................    9

  Consolidated Income Statements For the Years Ended December 31,
    1996, 1995 and 1994.................................................   10

  Consolidated Balance Sheets as of December 31, 1996 and 1995..........   11

  Consolidated Statements of Shareholders' Equity For the Years Ended
    December 31, 1996, 1995 and 1994 ...................................   12

  Consolidated Statements of Cash Flows For the Years Ended December 31,
    1996, 1995 and 1994 ................................................   13

  Notes to Consolidated Financial Statements............................   14

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



NOTE 10. BUSINESS SEGMENTS

         The Company considers its continuing operations to comprise two segments: Atlantis Plastic Films and Atlantis Molded Plastics. During 1996, 1995 and 1994, an Atlantis Molded Plastics customer accounted for approximately 9%, 10%, and 13%, respectively, of the Company's net sales. Summary data for 1996, 1995 and 1994 is as follows (in thousands):

                                ATLANTIS     ATLANTIS
                                 PLASTIC       MOLDED
                                   FILMS     PLASTICS    CORPORATE  CONSOLIDATED
                                --------     --------    ---------  ------------
1996
----
Net sales                       $177,851      $89,268      $   --     $267,119
Operating income                  10,117        8,273          --       18,390
Identifiable assets              108,586       53,519      15,796      177,901
Capital expenditures               4,084        2,026         640        6,750
Depreciation & amortization        6,002        3,393         566        9,961


1995
----
Net sales                       $192,806      $88,258        $ --     $281,064
Operating income (loss)            1,982      (2,697)          --         (715)
Identifiable assets              111,831       56,419      12,211      180,461
Capital expenditures               7,616        5,472         676       13,764
Depreciation & amortization        6,638        3,511         557       10,706

1994
----
Net sales                       $173,947      $86,871     $    --     $260,818
Operating income                  13,455        8,918          --       22,373
Identifiable assets              124,557       67,172      19,793      211,522
Capital expenditures               9,702        6,687          59       16,448
Depreciation & amortization        6,663        2,918         564       10,145



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

                                   ATLANTIS PLASTICS, INC.

  Date: April 17, 1997             By:/S/       PAUL RUDOVSKY
                                      -------------------------------
                                               PAUL RUDOVSKY
                                           EXECUTIVE VICE PRESIDENT,
                                           FINANCE AND ADMINISTRATION
                                         (PRINCIPAL FINANCIAL OFFICER)