Form 10-Q
period 1997-03-31
ATLANTIS PLASTICS INC
filed 1997-05-08
CIK 811828

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

                  For the quarterly period ended MARCH 31, 1997
                                                 --------------

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
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


          1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA              30339
          -----------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)


       (Registrant's telephone number, including Area Code) (800) 497-7659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS SHARES                    OUTSTANDING AT MARCH 31, 1997
         -------------                   -----------------------------

    A, $.10 par value                              4,197,528
    B, $.10 par value                              2,861,979

-------------------------------------------------------------------------------

                             ATLANTIS PLASTICS, INC.

                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

    Consolidated Income Statements (Unaudited)
    for the three months ended March 31, 1997 and 1996.............     1

    Consolidated Balance Sheets (Unaudited)
    as of  March 31, 1997 and December 31, 1996....................     2

    Consolidated Statements of Cash Flows (Unaudited)
    for the three months ended March 31, 1997 and 1996.............     3

    Notes to Consolidated Financial Statements (Unaudited).........     4

    Management's Discussion and Analysis
    of Financial Condition and Results of Operations...............     6


PART II. OTHER INFORMATION

     Item 1 - Legal Proceedings....................................     9

     Item 6 - Exhibits and Reports on Form 8-K.....................     9


SIGNATURES.........................................................     10

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   -------------------------------
                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   -------------------------------
                                                                         1997             1996
                                                                   -------------------------------


Net sales .........................................................      $64,323           $64,273

Cost of sales......................................................       55,106            52,772
                                                                   --------------   --------------
       GROSS PROFIT................................................        9,217            11,501

Selling, general and administrative expenses.......................        6,460             7,480
Impairment of long-lived assets and restructuring charges..........          960                 -
                                                                   --------------   --------------

       OPERATING INCOME............................................        1,797             4,021

Net interest expense...............................................       (2,837)           (3,250)
                                                                   --------------   --------------
       INCOME (LOSS) BEFORE INCOME TAXES...........................       (1,040)              771

Income tax (provision) benefit.....................................          327              (436)
                                                                   --------------   --------------

        NET INCOME (LOSS)..........................................         (713)              335

Preferred stock dividends..........................................            -               (36)
                                                                   --------------   --------------

Income (loss) applicable to
   common shares and equivalents...................................       ($713)              $299
                                                                   ==============   ==============

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS).................................................       ($0.10)             $0.04
                                                                   ==============   ==============

Weighted average shares outstanding...............................         7,075             7,425
                                                                   ==============   ==============



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                                                                   --------------   --------------
                                                                                     MARCH 31,       DECEMBER 31,
                                                                                        1997             1996
                                                                                   --------------   --------------
ASSETS

Cash and equivalents............................................................          $5,762          $15,905
Accounts receivable, net........................................................          29,604           28,364
Inventories.....................................................................          17,984           16,984
Other current assets............................................................           4,511            4,825
                                                                                   -------------     ------------
    Current assets..............................................................          57,861           66,078

Property and equipment, net.....................................................          57,884           58,523
Goodwill, net of accumulated amortization.......................................          50,138           50,532
Other assets....................................................................           2,599            2,768
                                                                                   -------------     ------------

                                                                                        $168,482         $177,901
                                                                                   =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses...........................................         $21,964          $27,131
Current portion of long-term debt...............................................           2,527            2,517
                                                                                   -------------     ------------
    Current liabilities.........................................................          24,491           29,648

Long-term debt, less current portion............................................         104,690          105,365
Deferred income taxes...........................................................           7,015            6,886
Other liabilities...............................................................           1,021            1,093
                                                                                   -------------     ------------
    Total liabilities...........................................................         137,217          142,992
                                                                                   -------------     ------------

Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value, 20,000 shares
      authorized, issued and outstanding in 1996................................               -            2,000
  Class A common stock, $.10 par value, 20,000,000 shares authorized,
    4,197,528 and 4,225,823 shares issued and outstanding in 1997 and 1996......             420              423
  Class B common stock, $.10 par value, 7,000,000 shares authorized,
    2,861,979 and 2,899,977 shares issued and outstanding in 1997 and 1996......             286              290
  Additional paid-in capital....................................................           6,949            6,968
  Retained earnings.............................................................          23,610           25,228
                                                                                   -------------     ------------
    Total shareholders' equity..................................................          31,265           34,909

                                                                                   -------------     ------------
                                                                                        $168,482         $177,901
                                                                                   =============     ============


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                   -------------------------------
                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -------------------------------
                                                                                       1997             1996
                                                                                   -------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................................................           ($713)             $335
                                                                                     -----------      -----------
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Depreciation..................................................................            1,792            1,963
 Amortization of goodwill......................................................              399              404
 Loan fee and other amortization...............................................              141              132
 Changes in assets and liabilities:
   Increase in accounts receivable.............................................           (1,240)          (3,155)
   Increase in inventories.....................................................           (1,000)          (1,086)
   Decrease in other current assets............................................              314            1,010
   Decrease in accounts payable and accrued expenses...........................           (5,167)          (1,390)
   Increase in deferred income taxes...........................................              129               26
   Decrease in other liabilities...............................................              (72)             (68)
   Other, net..................................................................              277               71
                                                                                     -----------      -----------
   Total adjustments...........................................................           (4,427)          (2,093)
                                                                                     -----------      -----------
        Net cash used in operating actitities..................................           (5,140)          (1,758)
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of assets..........................................                -              475
  Capital expenditures.........................................................           (1,408)            (980)
                                                                                     -----------      -----------
        Net cash used in investing activities..................................           (1,408)            (505)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements.................................                -            8,541
  Repayments under revolving credit agreements.................................                -          (6,770)
  Payments on long-term debt...................................................            (665)            (704)
  Purchases of common stock....................................................          (2,994)               -
  Proceeds from exercise of stock options......................................              64              115
                                                                                     -----------      -----------
        Net cash (used in) provided by financing activities....................          (3,595)            1,182
                                                                                     -----------      -----------
Net decrease in cash and equivalents...........................................         (10,143)          (1,081)

Cash and equivalents at beginning of period....................................           15,905            1,255
                                                                                     -----------      -----------
Cash and equivalents at end of period..........................................           $5,762             $174
                                                                                     ===========      ===========


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated financial statements of Atlantis Plastics, Inc. ("Atlantis" or the "Company"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet, included herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                  Atlantis Plastic Films accounts for approximately two-thirds of the Company's net sales and produces stretch films (multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage), and custom film products which include high-grade laminating films, embossed films and specialty film products targeted primarily to industrial and packaging markets.

                  Atlantis Molded Plastics accounts for approximately one-third of the Company's net sales and employs two principal technologies: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural and automotive products, and (ii) a variety of extruded plastic parts for trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, and retail store fixtures. Plastic Containers, Inc. ("PCI"), the Company's manufacturer of blow molded milk, juice, water and industrial containers, was sold in November 1996. See Note 4 of Notes to the Consolidated Financial Statements for information regarding the fourth quarter 1996 disposition of PCI.

                  All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current period presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.       Net income (loss) per common share was computed by dividing net income
         (loss), after deducting dividends applicable to preferred stock for 1996, by the weighted average number of shares and dilutive share equivalents outstanding during the period. Fully diluted net income
         (loss) per common share is substantially equivalent to primary net income (loss) per common share.

4. As previously disclosed, during the fourth quarter of 1996 the Company completed the following transactions, generating a total pretax gain of $6.7 million: (i) in November, the Company sold PCI for approximately $8.3 million, generating a pretax gain of approximately $1.4 million, and an after tax gain of approximately $1.9 million, (ii) in December, the Company sold its Tulsa custom manufacturing facility for $1.5 million, generating a pretax gain of approximately $350,000, and an after tax gain of approximately $210,000, and (iii) also during December, the Company sold its investment in Winsloew Furniture, Inc. stock to Winsloew for approximately $9.3 million, generating a pretax gain of approximately $4.9 million, and an after tax gain of approximately $2.9 million.

5. During the first quarter of 1997, the Company recorded impairment of long-lived assets and other restructuring charges of approximately $1.0 million, or $586,000 after taxes, related to: (i) the closing of the Company's Nashville, Tennessee injection molding facility, including approximately $250,000 in non-cash charges for the write-down of fixed assets and leasehold improvements associated with that facility, and (ii) restructuring expenses associated with recently announced management changes in the Company's stretch film unit.

6. In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A common stock, or 14% of the 7.1 million Class A and Class B common stock then outstanding. In January 1997, the Company issued a mandatory conversion notice to the holder of the 20,000 outstanding shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock was convertible into 210,244 shares of Class A common stock. After issuing the mandatory conversion notice, the Company reached an agreement with the Preferred Stock holder to repurchase all of the common shares resulting from the conversion notice for $2 million (the original price paid for the Preferred Stock by the holder), and completed the repurchase in late March, 1997.

                  Through March, 1997 the Company has repurchased 320,344 shares (including the 210,244 common shares issued in connection with the conversion of Preferred Stock, as described above), and options for 55,125 shares, for total consideration of approximately $3.3 million. The Company intends to continue buying its shares in the open market, or in privately negotiated transactions, at times and prices deemed advantageous.

7. In February 1997, SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure" were issued. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company has not yet determined the effect on operating results of implementing SFAS 128, however, the adoption of this statement is not expected to have a materially adverse effect on consolidated financial position. SFAS No. 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. SFAS 128 and 129 must be implemented no later than fiscal year 1997.

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

         Selected income statement data for the quarterly periods ended March 31, 1996 through March 31, 1997 are as follows:

     ($ IN MILLIONS)

                               1997                     1996
                              -----        --------------------------------
NET SALES:                      Q1          Q4       Q3        Q2       Q1
----------                    -----        ----     ----      ----     ----

PLASTIC FILMS                 $45.7       $44.0    $45.3     $46.8    $41.7
MOLDED PLASTICS                18.6        20.1     22.9      23.8     22.5
                              -----        ----     ----      ----     ----

    TOTAL                     $64.3       $64.1    $68.2     $70.6    $64.2
                              =====       =====    =====     =====    =====


GROSS PROFIT:                             PERCENTAGE OF NET SALES
-------------                             -----------------------

PLASTIC FILMS                   13%         14%      17%       17%      18%
MOLDED PLASTICS                 18%         18%      17%       20%      18%

    TOTAL                       14%         15%      17%       18%      18%

OPERATING INCOME:
-----------------

PLASTIC FILMS                  3%(a)         4%       7%        6%       6%
MOLDED PLASTICS                8%(a)         7%      10%       12%       8%

    TOTAL                      4%(a)         5%       8%        8%       6%


NET INTEREST EXPENSE:          $2.8        $2.9     $3.2      $3.2     $3.3
---------------------


(a) Amounts exclude the effects of the first quarter 1997 impairment of long-lived assets and restructuring charges, which totalled approximately $1 million for the Company. Including these charges, the Plastic Films, Molded Plastics and Total Operating Income percentages are 2%, 5% and 3%, respectively.

RESULTS OF OPERATIONS

         The Company's first quarter 1997 sales of $64.3 million were comparable to last year's sales for the same period, with increased Atlantis Plastic Film sales offset by lower Atlantis Molded Plastics sales. Atlantis Plastic Films net sales for the first three months of 1997 totaled $45.7 million, or 10% higher than last year's first quarter sales of $41.7 million, due to an 8% increase in film volume combined with higher average custom film selling prices. First quarter 1997 Atlantis Molded Plastics sales of $18.6 million were $3.9 million lower than last year's first quarter sales of $22.5 million, primarily due to the November 1996 sale of PCI (see Note 4 of Notes to the Consolidated Financial Statements). Sales in this Segment excluding PCI were 4% below prior year's levels primarily due to lower injection molding volume.

         First quarter 1997 gross profit as a percentage of sales equaled 14% compared to 18% for the same period during 1996. Four of the Company's five business units posted strong operating results for the first quarter of 1997, with the total gross profit margin for these units comparable to the first quarter of 1996. However, the stretch film unit, which comprised approximately 43% of the Company's first quarter 1997 sales, continued to experience margin pressures due to competitive market forces.

         The Atlantis Plastic Films first quarter 1997 gross profit percentage equaled 13%, compared to last year's percentage of 18%. Stretch film gross profit continued to be adversely impacted by intense price competition resulting primarily from industry-wide over capacity. Efforts to improve the future profitability of this unit include the second half 1996 introduction of three new machine wrap stretch film products offering high performance characteristics while utilizing more cost effective materials and manufacturing processes, as well as continued cost reductions in the areas of production and overhead expense. The Atlantis Molded Plastics first quarter 1997 and 1996 gross profit percentages equaled 18%, with gross margins remaining consistent within both the injection molding and profile extrusion units for the two periods.

         The Company's first quarter 1997 selling, general and administrative expenses were $6.5 million, approximately $1.0 million or 14% lower than the $7.5 million for the same period in 1996, primarily due to the various cost reduction programs initiated by the Company during 1995 and 1996.

         First quarter 1997 impairment of long-lived assets and other restructuring charges equaled approximately $1.0 million, or $586,000 after taxes, related to: (i) the closing of the Company's Nashville, Tennessee injection molding facility, including approximately $250,000 in non-cash charges for the write-down of fixed assets and leasehold improvements associated with that facility, and (ii) restructuring expenses associated with recently announced management changes in the Company's stretch film unit.

         Regarding the closure of the Nashville facility, Atlantis' injection molding unit was recently awarded $6.2 million in new business by Whirlpool Corporation, a major, long-term customer. Partly in connection with this award, Atlantis will close its Nashville injection molding facility by the end of June 1997 due to a shift in Whirlpool and other customer business away from the Nashville area, and due to productivity improvements which have increased manufacturing capacity in the Company's other injection molding facilities. The Company will be transitioning the majority of its Nashville business to its other injection molding facilities over the next several months.

         First quarter 1997 interest expense of $2.8 million was 13% lower than the $3.3 million posted for the same period last year, due to reduced debt levels during the first three months of 1997. The Company's effective tax rates differed from the applicable statutory rates during the first quarter of 1997 and 1996 primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 1997 totaled approximately $33.4 million (including cash and equivalents of $5.8 million), compared to $36.4 million (including cash and equivalents of $15.9 million) at December 31, 1996. On March 31, 1997, there were no borrowings on the Company's revolving credit facility and gross availability equaled $30.0 million. Unused availability, net of outstanding letters of credit of approximately $1.5 million, equaled $28.5 million. In addition, the Company had approximately $6.1 million of unused availability under an existing equipment financing program.

         Covenants relating to the Company's 11% Senior Notes indebtedness restrict the Company from taking certain actions unless specified interest coverage ratio and other tests are met. The Company met the interest coverage ratio requirement for the trailing four quarters ended March 31, 1997. Also, see
Note 6 of the Notes to the Consolidated Financial Statements for information regarding the Company's common stock repurchase program.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first three months of 1997, net cash used in operating activities was approximately $5.1 million, compared to $1.8 million for the same period last year. Accounts receivable increased by $1.2 million during the first three months of 1997 primarily due to record March sales volume in stretch films driven by customer purchases in advance of announced price increases. Inventories increased $1.0 million during the first quarter of 1997 due to month-end March 1997 inventory purchases by Atlantis Plastic Films in advance of announced price increases by the Company's resin suppliers.

         Accounts payable and accrued expenses at March 31, 1997 decreased by $5.2 million compared to the 1996 year-end balance primarily due to lower accrued interest on the Company's 11% Senior Notes (semi-annual payments due February 15 and August 15) and incentive compensation payments during the first quarter of 1997 related to 1996 operating results.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first three months of 1997, consisting of capital expenditures, equaled $1.4 million compared to capital expenditures of $1.0 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities for the first three months of 1997 was $3.6 million, compared to $1.2 million provided by financing activities during the first three months of 1996. Cash was used during 1997 to repurchase approximately $3.0 million of common stock (see Note 6 of Notes to the Consolidated Financial Statements), with the balance used for principal payments on long-term debt.

ACCOUNTING PRONOUNCEMENTS

         In February 1997, SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure" were issued. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company has not yet determined the effect on operating results of implementing SFAS 128, however, the adoption of this statement is not expected to have a materially adverse effect on consolidated financial position. SFAS No. 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. SFAS 128 and 129 must be implemented no later than fiscal year 1997.

Part II. OTHER INFORMATION
--------------------------

ITEM 1.           LEGAL PROCEEDINGS.
                  ------------------
                  The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  ---------------------------------

(a)      Exhibits

27.1     Financial Data Schedule

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




                                          ATLANTIS PLASTICS, INC.




Date: May  8, 1997                        /S/ ANTHONY F. BOVA
                                          -------------------
                                          ANTHONY F. BOVA
                                          President and Chief Executive Officer



Date: May  8, 1997                        /S/ PAUL RUDOVSKY
                                          -------------------
                                          PAUL RUDOVSKY
                                          Executive Vice President, Finance and
                                            Administration

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

27.1           Financial Data Schedule