Form 10-Q
period 1997-06-30
ATLANTIS PLASTICS INC
filed 1997-08-05
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997
                                                 -------------

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

       Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)


                        FLORIDA                                                         06-1088270
-------------------------------------------------------------               ------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

              1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA         30339
              ----------------------------------------------   -----------------
              (Address of principal executive offices)             (Zip Code)

       (Registrant's telephone number, including Area Code) (800) 497-7659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No_____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS SHARES                   OUTSTANDING AT JUNE 30, 1997
  ------------                   ----------------------------

A, $.10 par value                           4,205,028
B, $.10 par value                           2,861,979

                             ATLANTIS PLASTICS, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Consolidated Income Statements (Unaudited)
         for the six months ended June 30, 1997 and 1996...............        1

         Consolidated Balance Sheets (Unaudited)
         as of  June 30, 1997 and December 31, 1996....................        2

         Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended June 30, 1997 and 1996...............        3

         Notes to Consolidated Financial Statements (Unaudited)........        4

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............        7


PART II. OTHER INFORMATION

          Item 1 - Legal Proceedings...................................       11

          Item 6 - Exhibits and Reports on Form 8-K....................       11


SIGNATURES.............................................................       12


                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                (Unaudited - In thousands, except per share data)





                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                     -----------------------     ----------------------
                                                                        1997         1996         1997           1996
                                                                     -----------------------     ----------------------
Net sales...........................................................    $65,530      $70,576     $129,853     $134,849

Cost of sales.......................................................     56,458       57,684      111,564      110,456
                                                                     -----------  ----------   ----------  -----------
                   Gross profit.....................................      9,072       12,892       18,289       24,393

Selling, general and administrative expenses........................      6,426        7,214       12,886       14,694
Impairment of long-lived assets and restructuring charges...........          -            -          960            -
                                                                     ----------   ----------   ----------  -----------

                  Operating income .................................      2,646        5,678        4,443        9,699

Net interest expense................................................     (2,879)      (3,255)      (5,716)      (6,505)
                                                                     -----------  ----------   ----------  -----------
                  Income (loss) from continuing operations before
                   income taxes.....................................       (233)       2,423       (1,273)       3,194
Income tax (provision) benefit......................................        (79)      (1,079)         248       (1,515)
                                                                     ----------   ----------   ----------  -----------
                  Income (loss) from continuing operations .........       (312)       1,344       (1,025)       1,679

Income (loss) from discontinued operations, net of income taxes  ...          -          (47)           -          (47)
                                                                     ----------   ----------   ----------  -----------
                  Net income (loss) ................................       (312)       1,297       (1,025)       1,632

Preferred stock dividends...........................................          -          (37)           -          (73)
                                                                     ----------   ----------   ----------  -----------
Income (loss) applicable to
   common shares and equivalents.................................... $     (312)  $    1,260   $   (1,025) $     1,559
                                                                     ==========   ==========   ==========  ===========
INCOME (LOSS) PER COMMON SHARE:
Continuing operations...............................................     ($0.04)       $0.17       ($0.15)       $0.22
Discontinued operations.............................................          -            -            -        (0.01)
                                                                     ----------   ----------   ----------  -----------
                  Net income (loss) ................................     ($0.04)       $0.17       ($0.15)       $0.21
                                                                     ==========   ==========   ==========  ===========
Weighted average shares outstanding.................................      7,062        7,479        7,068        7,452
                                                                     ==========   ==========   ==========  ===========


    See accompanying notes to consolidated financial statements (unaudited).



                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited - In thousands)


                                                                            JUNE 30,   DECEMBER 31,
                                                                              1997         1996
ASSETS                                                                    ------------ ------------
Cash and equivalents.....................................................    $5,041      $15,905
Accounts receivable, net.................................................    27,726       28,364
Inventories..............................................................    18,934       16,984
Other current assets.....................................................     5,825        4,825
                                                                          ---------    ---------
    Current assets.......................................................    57,526       66,078

Property and equipment, net..............................................    58,556       58,523
Goodwill, net of accumulated amortization................................    49,746       50,532
Other assets.............................................................     2,429        2,768
                                                                          ---------    ---------

                                                                           $168,257     $177,901
                                                                          =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses....................................   $22,592      $27,131
Current portion of long-term debt........................................     2,527        2,517
                                                                          ---------    ---------
    Current liabilities..................................................    25,119       29,648

Long-term debt, less current portion.....................................   104,041      105,365
Deferred income taxes....................................................     7,161        6,886
Other liabilities........................................................       945        1,093
                                                                          ---------    ---------
    Total liabilities....................................................   137,266      142,992
                                                                          ---------    ---------
Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value, 20,000 shares
      authorized, issued and outstanding in 1996 .........................        -        2,000
  Class A common stock, $.10 par value, 20,000,000 shares authorized,
    4,205,028 and 4,225,823 shares issued and outstanding in 1997 and 1996      421          423
  Class B common stock, $.10 par value, 7,000,000 shares authorized,
    2,861,979 and 2,899,977 shares issued and outstanding in 1997 and 1996      286          290
  Additional paid-in capital..............................................    6,988        6,968
  Retained earnings.......................................................   23,296       25,228
                                                                          ---------    ---------
    Total shareholders' equity............................................   30,991       34,909

                                                                          ---------    ---------
                                                                           $168,257     $177,901
                                                                          =========    =========

    See accompanying notes to consolidated financial statements (unaudited).



                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)


                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    -------------------------
                                                                        1997           1996
                                                                    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................     ($1,025)      $1,632
  Adjustments to reconcile net income (loss) to                     -----------  -----------
    net cash provided by operating activities:
    Depreciation...................................................       3,669        4,012
    Amortization of goodwill.......................................         796          808
    Loan fee and other amortization................................         285          306
    Changes in assets and liabilities:
        Decrease (increase) in accounts receivable.................         638       (5,235)
        Increase in inventories....................................      (1,950)      (1,198)
        (Increase) decrease in other current assets................      (1,000)         282
        (Decrease) increase in accounts payable and accrued expenses     (4,539)       2,469
        Increase  in deferred income taxes.........................         275           37
        Decrease in other liabilities..............................        (148)        (136)
        Other, net.................................................          41           (7)
                                                                    -----------  -----------
        Total adjustments..........................................      (1,933)       1,338
                                                                    -----------  -----------
          Net cash (used in) provided by operating activities......      (2,958)       2,970
                                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................      (3,702)      (2,022)
  Proceeds from asset dispositions.................................           -          800
                                                                    -----------  -----------
          Net cash used in investing activities....................      (3,702)      (1,222)
                                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements.....................           -       11,982
  Repayments under revolving credit agreements.....................           -      (11,982)
  Payments on long-term debt.......................................      (1,314)      (1,343)
  Purchase of common stock.........................................      (2,994)           -
  Proceeds from exercise of stock options..........................         104          115
                                                                    -----------  -----------
          Net cash used in financing activities....................      (4,204)      (1,228)
                                                                    -----------  -----------
Net (decrease) increase in cash and equivalents....................     (10,864)         520

Cash and equivalents at beginning of period........................      15,905        1,255
                                                                    -----------  -----------
Cash and equivalents at end of period..............................      $5,041       $1,775
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

                  Atlantis Plastic Films accounts for approximately two-thirds of the Company's net sales and produces stretch films (multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage) and custom film products which include high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets.

                  Atlantis Molded Plastics accounts for approximately one-third of the Company's net sales and employs two principal technologies: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural, and automotive products, and (ii) a variety of extruded plastic parts for trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, and retail store fixtures. Plastic Containers, Inc. ("PCI"), the Company's manufacturer of blow molded milk, juice, water and industrial containers, was sold in November 1996. See Note 4 of Notes to the Consolidated Financial Statements for information regarding the fourth quarter 1996 disposition of PCI.

                  All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current period presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

6. Covenants relating to the Company's 11% Senior Notes indebtedness restrict the Company from taking certain actions unless specified interest coverage ratio and other tests are met. The Company's 1997 decline in operating profitability caused it to fall below the interest coverage ratio requirement for the trailing four quarters ended June 30, 1997. Accordingly, the Company cannot pay dividends or repurchase stock, and its ability to incur new debt or take certain other actions is restricted in certain respects until it is again able to meet the interest coverage ratio requirement on a trailing four quarters basis. Two of the Company's lenders also agreed to amend certain financial covenants in order to maintain compliance as of June 30, 1997.

7. In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A common stock, or 14% of the 7.1 million Class A and Class B common stock then outstanding. In January 1997, the Company issued a mandatory conversion notice to the holder of the 20,000 outstanding shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock was convertible into 210,244 shares of Class A common stock. After issuing the mandatory conversion notice, the Company reached an agreement with the Preferred Stock holder to repurchase all of the common shares resulting from the conversion notice for $2 million (the original price paid for the Preferred Stock by the holder), and completed the repurchase in late March, 1997.

                  Through March 1997 the Company had repurchased 320,344 shares (including the 210,244 common shares issued in connection with the conversion of Preferred Stock, as described above), and options for 55,125 shares, for total consideration of approximately $3.3 million. The Company has suspended its share buyback program for the reasons discussed above in Note 6.

8.                In February 1997, SFAS No. 128, "Earnings Per Share" and
         SFAS No. 129, "Disclosure of Information About Capital Structure" were issued. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company has not yet determined the effect on operating results of implementing SFAS 128, however, the adoption of this statement is not expected to have a materially adverse effect on consolidated financial position. SFAS No. 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and is not expected to change the Company's current capital structure disclosures. SFAS 128 and 129 must be implemented no later than fiscal year 1997.

                 In June 1997, SFAS No. 130, "Reporting Comprehensive
         Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The FASB believes that SFAS No. 130 should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the effect on operating results of implementing SFAS 130, however, the adoption of this statement is not expected to have a materially adverse effect on consolidated financial position. The Company has not yet determined the impact of SFAS 131 on its future disclosures. SFAS 130 and 131 must be implemented no later than fiscal year 1998.

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

         Selected income statement data for the quarterly periods ended March 31, 1996 through June 30, 1997 are as follows:

     ($ IN MILLIONS)

                                                   1997                              1996
                                              ------------          -----------------------------------
NET SALES:                                    Q2        Q1          Q4          Q3         Q2        Q1
----------                                    --        --          --          --         --        --

PLASTIC FILMS                                $48.2   $45.7          $44.0       $45.3     $46.8    $41.7
MOLDED PLASTICS                               17.4    18.6           20.1        22.9      23.8     22.5
                                             -----   -----          -----       -----     -----    -----


    TOTAL                                    $65.6   $64.3          $64.1       $68.2     $70.6    $64.2
                                             =====   =====          =====       =====     =====    =====

GROSS PROFIT:                                                            PERCENTAGE OF NET SALES
-------------                                                            -----------------------

PLASTIC FILMS                                  13%     13%             14%         17%       17%      18%
MOLDED PLASTICS                                17%     18%             18%         17%       20%      18%

    TOTAL                                      14%     14%             15%         17%       18%      18%

OPERATING INCOME:

PLASTIC FILMS                                   3%      3% (A)          4%          7%        6%       6%
MOLDED PLASTICS                                 6%      8% (A)          7%         10%       12%       8%

    TOTAL                                       4%      4% (A)          5%          8%        8%       6%

NET INTEREST EXPENSE:                          $2.9    $2.8            $2.9        $3.2      $3.2     $3.3
---------------------


(a) Amounts exclude the effects of the first quarter 1997 impairment of long-lived assets and restructuring charges, which totaled approximately $1 million for the Company. Including these charges, the Plastic Films, Molded Plastics, and Total Operating Income percentages for the first quarter of 1997 are 2%, 5%, and 3%, respectively.

RESULTS OF OPERATIONS

         The Company's second quarter and year-to-date 1997 sales of $65.6 million and $129.9 million, respectively, were below last year's sales for the same periods. Excluding sales related to the 1996 disposition of PCI, net sales in the first half of 1997 increased by $1.5 million. PCI contributed second quarter and first half 1996 sales of $3.4 million and $6.5 million, respectively (see Note 4 of Notes to the Consolidated Financial Statements for additional information on the sale of PCI). Excluding these amounts, second quarter and year-to-date 1997 Atlantis Molded Plastics sales of $17.4 million and $36.0 million, respectively, were $3.0 million and $3.8 million below last year's sales for the same periods primarily due to a temporary drop in injection molding sales during the second quarter related to the closing of the Nashville facility (discussed below), combined with lower sales of appliance components.

         Atlantis Plastic Films' second quarter and year-to-date 1997 net sales totaled $48.2 million and $93.9 million, respectively, increasing 3% and 6%, respectively, compared to last year's sales for the same periods, due to an increase in film volume combined with higher average custom film selling prices.

         The Company's second quarter and year-to-date 1997 gross profit as a percentage of sales decreased to 14%, compared to 18% for the same periods during 1996, primarily due to continued margin pressures within the stretch film unit resulting from extremely competitive market forces.

         The Atlantis Plastic Films second quarter and year-to-date 1997 gross profit percentages equaled 13%, compared to last year's percentages of approximately 17%. Stretch film gross profit continued to be adversely impacted by intense price competition resulting primarily from industry wide over capacity. Efforts to improve the future profitability of this unit include the second half 1996 introduction of three new machine wrap stretch films which have been well received in the marketplace, the appointment of a new vice president and general manager in May, 1997 (see Note 5 of Notes to Consolidated Financial Statements), and continued cost reductions in the areas of production and overhead expense.

         The Atlantis Molded Plastics second quarter and year-to-date 1997 gross profit percentages equaled 17%, compared to 20% and 19%, respectively, for the same periods last year. In the profile extrusion unit for the second quarter and year-to-date periods, gross margins declined slightly compared to the same periods in 1996. Injection molding gross profits decreased in the second quarter of 1997 primarily due to the decline in injection molding sales discussed above.

         The Company's second quarter and year-to-date 1997 selling, general and administrative ("SG&A") expenses were $6.4 million (10% of sales) and $12.9 million (10% of sales), respectively, compared to 10% of sales and 11% of sales, respectively, for the same periods during 1996. The 1997 SG&A expenses cited above exclude restructuring charges of approximately $1.0 million incurred during the first quarter of 1997, described below. Excluding 1996 SG&A expenses associated with PCI, these amounts represented a savings of $574,000 and $1.3 million, respectively, compared with the SG&A expenses for the second quarter and year-to-date 1996 periods, primarily due to the various cost reduction programs initiated by the Company during 1995 and 1996.

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

         Regarding the closing of the Nashville facility, Atlantis' injection molding unit was recently awarded $6.2 million in new business by Whirlpool Corporation, a major, long-term customer. Partly in connection with this award, Atlantis closed its Nashville injection molding facility due to a shift in Whirlpool and other customer business away from the Nashville area, and due to productivity improvements which have increased manufacturing capacity in the Company's other injection molding facilities. The Company transitioned the majority of its Nashville business to its other injection molding facilities during the second quarter of 1997.

          Second quarter and year-to-date 1997 net interest expense equaled $2.9 million and $5.7 million, respectively, lower than the $3.2 million and $6.5 million, respectively, in net interest expense for the same periods last year, due to reduced debt levels during the first half of 1997. The Company's effective tax rates differed from the applicable statutory rates during the first half of 1997 and 1996 primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 1997 totaled approximately $32.4 million (including cash and equivalents of $5.0 million), compared to $36.4 million (including cash and equivalents of $15.9 million) at December 31, 1996. On June 30, 1997, there were no borrowings on the Company's revolving credit facility. Unused availability, net of outstanding letters of credit of approximately $1.5 million, equaled $28.5 million.

         Covenants relating to the Company's 11% Senior Notes restrict the Company from taking certain actions unless specified interest coverage ratio and other tests are met. As more fully described in Note 6, the Company did not meet the interest coverage ratio requirement for the trailing four quarters ended June 30, 1997, and two of the Company's lenders agreed to amend certain financial covenants in order to maintain compliance as of June 30, 1997. Also, see Note 7 of the Notes to the Consolidated Financial Statements for information regarding the Company's common stock repurchase program.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first six months of 1997, net cash used in operating activities was approximately $3.0 million, compared to cash provided by operations of $3.0 million for the same period last year. Accounts receivable decreased by $638,000 during the first half of 1997 primarily due to a decline in injection molding sales related to the Nashville facility closing and lower second quarter sales of appliance components. Inventories increased by $2.0 million primarily due to lower than normal year-end 1996 film inventories.

         Accounts payable and accrued expenses at June 30, 1997 decreased by $4.5 million compared to the 1996 year-end balance due to: (i) incentive compensation payments during the first quarter of 1997 related to 1996 operating results, (ii) payable reductions related to the closing of the Nashville facility, and (iii) 1997 tax payments related to 1996 taxable income.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first six months of 1997, consisting of capital expenditures, equaled $3.7 million compared to capital expenditures of $2.0 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities for the first half of 1997 was $4.2 million, compared to $1.2 million during the first six months of 1996. Cash was used during 1997 to repurchase approximately $3.0 million of common stock (see Note 7 of Notes to the Consolidated Financial Statements), with the balance used for principal payments on long-term debt.

FORWARD LOOKING STATEMENTS

         This Form 10-Q document contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases on to customers in a timely fashion, industry overcapacity, product acceptance, technological changes which could alter the demand for product or adversely impact the competitive cost of production, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

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

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The FASB believes that SFAS No. 130 should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the effect on operating results of implementing SFAS 130, however, the adoption of this statement is not expected to have a materially adverse effect on consolidated financial position. The Company has not yet determined the impact of SFAS 131 on its future disclosures. SFAS 130 and 131 must be implemented no later than fiscal year 1998.

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

                                         ATLANTIS PLASTICS, INC.

Date: August 5, 1997                     /S/ ANTHONY F. BOVA
                                         -------------------
                                         ANTHONY F. BOVA
                                         President and Chief Executive Officer

Date: August 5, 1997                     /S/ PAUL RUDOVSKY
                                         -----------------
                                         PAUL RUDOVSKY
                                         Executive Vice President, Finance and
                                          Administration

                                 EXHIBIT INDEX

EXHIBIT
-------

27.1          Financial Data Schedule