Form 10-Q/A
period 1997-06-30
ATLANTIS PLASTICS INC
filed 1997-08-12
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                             ATLANTIS PLASTICS, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Consolidated Income Statements (Unaudited)
         for the six months ended June 30, 1997 and 1996...............     1

         Consolidated Balance Sheets (Unaudited)
         as of  June 30, 1997 and December 31, 1996....................     2

         Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended June 30, 1997 and 1996...............     3

         Notes to Consolidated Financial Statements (Unaudited)........     4

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............     7


PART II. OTHER INFORMATION

          Item 1 - Legal Proceedings...................................    11

          Item 4 - Submission of Matters to a Vote of Security-Holders     11

          Item 6 - Exhibits and Reports on Form 8-K....................    11


SIGNATURES.............................................................    12

Part II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
                  The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Registrant held its Annual Meeting of Shareholders on June 3, 1997

(b) Not Required

(c) The matters voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matters are as follows:

    1) ELECTION OF DIRECTORS

          NAME
         CLASS A               FOR                       WITHHELD
         -------               ---                       --------

Charles D. Murphy, III        3,978,392                  7,531
Chester B. Vanatta            3,978,612                  7,311

         CLASS B
         -------

Cesar L. Alvarez              2,451,184                      0
Anthony F. Bova               2,451,184                      0
Phillip T. George, M.D.       2,451,184                      0
Larry D. Horner               2,451,184                      0
Earl W. Powell                2,451,184                      0
Paul Rudovsky                 2,451,184                      0

    2) ADOPTION OF THE COMPANY'S 1997 STOCK OPTION PLAN

                                                          BROKER
       FOR          AGAINST          ABSTENTIONS         NON-VOTES
       ---          -------          -----------         ---------

     28,132,764     354,614          10,385                  0

(d) Not applicable

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

                                         ATLANTIS PLASTICS, INC.

Date: August 12, 1997                    /s/ ANTHONY F. BOVA
                                         -------------------
                                         ANTHONY F. BOVA
                                         President and Chief Executive Officer

Date: August 12, 1997                    /s/ PAUL RUDOVSKY
                                         -----------------
                                         PAUL RUDOVSKY
                                         Executive Vice President, Finance and
                                          Administration