Form 10-Q
period 1997-09-30
ATLANTIS PLASTICS INC
filed 1997-11-04
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                      06-1088270
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA                       30339
(Address of principal executive offices)                           (Zip Code)

       (Registrant's telephone number, including Area Code) (800) 497-7659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS SHARES                          OUTSTANDING AT SEPTEMBER 30, 1997
    ------------                          ---------------------------------

 A, $.10 par value                                     4,329,527
 B, $.10 par value                                     2,742,280


                             ATLANTIS PLASTICS, INC.

                                TABLE OF CONTENTS



                                                                                            PAGE NO.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

         Consolidated Income Statements (Unaudited) for the
         three and nine months ended September 30, 1997 and 1996........................         1

         Consolidated Balance Sheets (Unaudited) as of
         September 30, 1997 and December 31, 1996.......................................         2

         Consolidated Statements of Cash Flows (Unaudited) for the
         nine months ended September 30, 1997 and 1996..................................         3

         Notes to Consolidated Financial Statements (Unaudited).........................         4

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations...............................         7


PART II. OTHER INFORMATION


          Item 1 - Legal Proceedings....................................................        11

          Item 6 - Exhibits and Reports on Form 8-K.....................................        11


SIGNATURES..............................................................................        12



                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                (Unaudited - In thousands, except per share data)


                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                      ---------------------------------------------------
                                                                          1997            1996       1997           1996
                                                                      ---------------------------------------------------

Net sales ..........................................................  $  63,895       $  68,211    $ 193,748    $ 203,060

Cost of sales ......................................................     53,861          56,689      165,484      167,266
                                                                      ---------       ---------    ---------    ---------
        Gross profit ...............................................     10,034          11,522       28,264       35,794

Selling, general and administrative expenses .......................      6,011           5,910       18,838       20,483
Impairment of long-lived assets and restructuring charges ..........       (125)           --            835         --
                                                                      ---------       ---------    ---------    ---------

        Operating income ...........................................      4,148           5,612        8,591       15,311

Net interest expense ...............................................     (2,900)         (3,202)      (8,616)      (9,707)
                                                                      ---------       ---------    ---------    ---------

        Income (loss) from continuing operations before income taxes      1,248           2,410          (25)       5,604

Income tax (provision) benefit .....................................       (680)         (1,088)        (432)      (2,603)
                                                                      ---------       ---------    ---------    ---------

         Income (loss) from continuing operations ..................        568           1,322         (457)       3,001

Income (loss) from discontinued operations, net of income taxes ....       --               143         --             96
                                                                      ---------       ---------    ---------    ---------

         Income (loss) before extraordinary items ..................        568           1,465         (457)       3,097

Extraordinary loss on early extinguishment of debt, net ............       --               (73)        --            (73)
                                                                      ---------       ---------    ---------    ---------

          Net income (loss) ........................................        568           1,392         (457)       3,024

Preferred stock dividends ..........................................       --               (36)        --           (109)
                                                                      ---------       ---------    ---------    ---------
Income (loss) applicable to
   common shares and equivalents ...................................  $     568       $   1,356    ($    457)   $   2,915
                                                                      =========       =========    =========    =========
INCOME (LOSS) PER COMMON SHARE:
Continuing operations ..............................................  $    0.08       $    0.17    ($   0.06)   $    0.39
Discontinued operations ............................................       --              0.02         --           0.01
                                                                      ---------       ---------    ---------    ---------

           Income (loss) before extraordinary items ................       0.08            0.19        (0.06)        0.40

 Extraordinary item ................................................       --             (0.01)        --          (0.01)

           Net income (loss) .......................................  $    0.08       $    0.18    ($   0.06)   $    0.39
                                                                      =========       =========    =========    =========

Weighted average shares outstanding ................................      7,435           7,433        7,068        7,447
                                                                      =========       =========    =========    =========

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (Unaudited - In thousands)


                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               1997           1996
                                                                           -------------  -----------
ASSETS
Cash and equivalents .....................................................  $   6,804     $   15,905
Accounts receivable, net .................................................     28,705         28,364
Inventories ..............................................................     17,169         16,984
Other current assets .....................................................      4,936          4,825
                                                                            ---------     ----------

    Current assets .......................................................     57,614         66,078

Property and equipment, net ..............................................     58,433         58,523
Goodwill, net of accumulated amortization ................................     49,354         50,532
Other assets .............................................................      2,265          2,768
                                                                            ---------     ----------


                                                                            $ 167,666     $  177,901
                                                                            =========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ....................................  $  22,224     $   27,131
Current portion of long-term debt ........................................      2,530          2,517
                                                                            ---------     ----------

    Current liabilities ..................................................     24,754         29,648

Long-term debt, less current portion .....................................    103,233        105,365
Deferred income taxes ....................................................      7,234          6,886
Other liabilities ........................................................        869          1,093
                                                                            ---------     ----------

    Total liabilities ....................................................    136,090        142,992
                                                                            ---------     ----------

Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value, 20,000 shares
      authorized, issued and outstanding .................................       --            2,000
  Class A common stock, $.10 par value, 20,000,000 shares authorized,
    4,329,527 and 4,225,823 shares issued and outstanding in 1997 and 1996        433            423
  Class B common stock, $.10 par value, 7,000,000 shares authorized,
    2,742,280 and 2,899,977 shares issued and outstanding in 1997 and 1996        274            290
  Additional paid-in capital .............................................      7,005          6,968
  Retained earnings ......................................................     23,864         25,228
                                                                            ---------     ----------

    Total shareholders' equity ...........................................     31,576         34,909
                                                                            ---------     ----------

                                                                            $ 167,666     $  177,901
                                                                            =========     ==========

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          --------------------
                                                                             1997        1996
                                                                          --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................   ($   457)   $  3,024
                                                                          --------    --------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation ......................................................      5,528       5,983
    Amortization of goodwill ..........................................      1,193       1,212
    Loan fee and other amortization ...................................        429         413
    Changes in assets and liabilities:
        Increase in accounts receivable ...............................       (341)     (2,511)
        Increase in inventories .......................................       (185)     (2,885)
        (Increase) decrease in other current assets ...................       (111)        712
        Decrease in accounts payable and accrued expenses .............     (4,907)     (1,378)
        Increase  in deferred income taxes ............................        348       1,379
        Decrease in other liabilities .................................       (224)       (199)
        Other, net ....................................................         54         449
                                                                          --------    --------

        Total adjustments .............................................      1,784       3,175
                                                                          --------    --------

          Net cash provided by operating activities ...................      1,327       6,199
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................     (5,567)     (3,639)
  Proceeds from asset dispositions ....................................        129         800
                                                                          --------    --------

          Net cash used in investing activities .......................     (5,438)     (2,839)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements ........................       --        25,888
  Repayments under revolving credit agreements ........................       --       (22,209)
  Payments on long-term debt ..........................................     (2,118)     (7,705)
  Purchase of common stock ............................................     (2,994)       --
  Proceeds from exercise of stock options .............................        122         115
                                                                          --------    --------

          Net cash used in financing activities .......................     (4,990)     (3,911)
                                                                          --------    --------

Net decrease in cash and equivalents ..................................     (9,101)       (551)
                                                                          --------    --------

Cash and equivalents at beginning of period ...........................     15,905       1,255
                                                                          --------    --------

Cash and equivalents at end of period .................................   $  6,804    $    704
                                                                          ========    ========

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

                  Atlantis Plastic Films accounts for approximately three-quarters of the Company's net sales and produces stretch films (multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage) and custom film products which include high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets.

                  Atlantis Molded Plastics accounts for approximately one-quarter of the Company's net sales and employs two principal technologies: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural, and automotive products, and (ii) a variety of extruded plastic parts for trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, and retail store fixtures. Plastic Containers, Inc. ("PCI"), the Company's manufacturer of blow molded milk, juice, water and industrial containers, was sold in November 1996. See Note 4 of Notes to the Consolidated Financial Statements for information regarding the fourth quarter 1996 disposition of PCI.

                  All material inter-company balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current period presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

5. During the first quarter of 1997, the Company recorded impairment of long-lived assets and other restructuring charges of $960,000, or $586,000 after taxes, related to: (i) the closing of the Company's Nashville, Tennessee injection molding facility, including approximately $250,000 in non-cash charges for the write-down of fixed assets and leasehold improvements associated with that facility, and
         (ii) restructuring expenses associated with recently announced management changes in the Company's stretch film unit. Anticipated costs (primarily severance and moving costs) associated with the closing of the Nashville facility were reduced by $125,000 in the third quarter.

6. Covenants relating to the Company's 11% Senior Notes indebtedness restrict the Company from taking certain actions unless specified interest coverage ratios and other tests are met. The Company's 1997 decline in operating profitability caused it to fall below the interest coverage ratio requirement for the trailing four quarters ended September 30, 1997. Accordingly, the Company cannot pay dividends or repurchase stock, and its ability to incur new debt or take certain other actions is restricted in certain respects until it is again able to meet the interest coverage ratio requirement on a trailing four quarters basis. Two of the Company's lenders also agreed to amend certain financial covenants in order to maintain compliance as of September 30, 1997.

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

                  Through March 1997, the Company had repurchased 320,344 shares (including the 210,244 common shares issued in connection with the conversion of Preferred Stock, as described above), and options for 55,125 shares, for total consideration of approximately $3.3 million. The Company has suspended its share buyback program for the reasons discussed above in Note 6.

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

         Selected income statement data for the quarterly periods ended March 31, 1996 through September 30, 1997 are as follows:


     ($ IN MILLIONS)
                                             1997                                          1996
                           ----------------------------------      ----------------------------------------------
                                Q3           Q2           Q1           Q4           Q3            Q2           Q1
                                --           --           --           --           --            --           --
     NET SALES
     Plastic Films           $47.6        $48.1        $45.7        $44.0        $45.3         $46.8        $41.7
     Molded Plastics          16.3         17.4         18.6         20.1         22.9          23.8         22.5
                           ---------------------------------       ----------------------------------------------
     TOTAL                   $63.9        $65.5        $64.3        $64.1        $68.2         $70.6        $64.2
                           =================================       ==============================================


                                               PERCENTAGE OF NET SALES
     GROSS PROFIT
     Plastic Films             17%          13%          13%          15%          17%           17%          18%
     Molded Plastics           13%          17%          18%          18%          17%           20%          18%
                           ---------------------------------        ---------------------------------------------
     TOTAL                     16%          14%          14%          16%          17%           18%          18%
                           =================================        =============================================

     OPERATING INCOME
     Plastic Films              8%           3%           3%(a)        4%           7%            6%           6%
     Molded Plastics            2%(a)        6%           8%(a)        7%          10%           12%           8%
                           ---------------------------------         --------------------------------------------
     TOTAL                      6%(a)        4%           4%(a)        5%           8%            8%           6%
                           =================================         ============================================

     NET INTEREST EXPENSE     $2.9         $2.9         $2.8         $2.9         $3.2          $3.2         $3.3
     --------------------  =================================        =============================================

(a) Amounts exclude the effects of the 1997 impairment of long-lived assets and restructuring charges totaling $835,000 and more fully described in Note 5 of Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The Company's third quarter and year-to-date 1997 sales of $63.9 million and $193.7 million, respectively, were below last year's sales for the same periods. The two principal reasons were: (1) the sale of PCI, the Company's blow molding unit, in November, 1996 (see Note 4 of Notes to the Consolidated Financial Statements for additional information on the sale of PCI); and (2) lower sales in the Company's injection molding unit due to reduced sales of appliance components and consumer products, as well as a temporary reduction due to the previously announced closing of the Company's Nashville, TN facility. Excluding PCI's sales from 1996, the Company's net sales for the third quarter declined by $0.7 million in 1997, while increasing by $0.8 million for the first nine months of 1997. In the Molded Plastics segment (excluding PCI), net sales decreased by $3.0 million for the 1997 third quarter and $6.8 million year-to-date compared to the same periods in 1996.

         Atlantis Plastic Films third quarter and year-to-date 1997 net sales totaled $47.6 million and $141.5 million increasing 5% and 6%, respectively, compared to 1996 sales for the same periods. Volume (measured in pounds) increased by 5% and 3% for the third quarter and year-to-date periods compared to 1996.

         The Company's third quarter and year-to-date gross profit margins decreased from 17% and 18% in 1996 to 16% and 15%, respectively, in 1997. The previously described decrease in injection molding sales was the principal cause of the drop in third quarter gross margins and contributed to the drop in year-to-date margins. During the first two quarters of 1997, margins were negatively impacted by pricing and margin pressures in the Company's stretch film business. These pressures abated somewhat during the third quarter, but margins in the stretch film unit remain below historical levels due to continued overcapacity in the stretch film market.

         Atlantis Plastic Films reported 1997 third quarter and year-to-date gross profit margins of 17% and 14%, compared to 17% for both periods in 1996. Intense price competition dominated the stretch film markets in the first half of 1997. Third quarter gross margin improved compared to the first half of 1997 due to: (1) the unit's continued cost reduction efforts; and (2) less intense price competition compared to the first half of 1997. However, the industry remains overcapacitized and highly competitive.

         Third quarter and year-to-date gross profit margins in the Molded Plastics segment declined from 17% and 18% in 1996 to 13% and 16% in 1997 primarily due to the reasons described above and start-up expenses associated with the previously announced $6.2 million in new business from Whirlpool Corporation, a major, long-term customer.

         Selling, general, and administrative ("SG&A") expenses were $6.0 million and $18.8 million for the third quarter and first nine months of 1997 compared to $5.9 million and $20.5 million for these periods last year. These 1997 expenses exclude restructuring charges taken in 1997 as described further below. It should be noted that 1996 SG&A expenses include those associated with PCI. Adjusting to exclude PCI, 1996 SG&A expenses were $5.7 million and $19.8 million for the third quarter and year-to-date periods. The Company has reduced SG&A expenses by approximately 20% since the beginning of 1995 through a series of cost reduction and restructuring programs. Management does not anticipate further substantial reductions in SG&A in the immediate future.

         In the first quarter of 1997, the Company incurred a $960,000 restructuring charge related to estimated costs associated with the above mentioned closing of its Nashville injection molding facility and management changes implemented in May, 1997 in the Company's stretch film unit. Anticipated costs (primarily severance and moving costs) associated with the closing of the Nashville facility were reduced by $125,000 in the third quarter.

         Third quarter and year-to-date net interest expense equaled $2.9 million and $8.6 million, reflecting reductions of $0.3 million and $1.1 million from 1996 levels as a result of reduced debt levels in 1997 compared to 1996. Effective tax rates differed from applicable statutory rates in both 1997 and 1996, primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 1997 totaled approximately $32.9 million (including cash and equivalents of $6.8 million), compared to $36.4 million (including cash and equivalents of $15.9 million) at December 31, 1996. On September 30, 1997, there were no borrowings on the Company's revolving credit facility. Unused availability, net of outstanding letters of credit of approximately $1.5 million, equaled $26.0 million.

         Covenants relating to the Company's 11% Senior Notes restrict the Company from taking certain actions unless specified interest coverage ratios and other tests are met. As more fully described in Note 6 of Notes to the Consolidated Financial Statements, the Company did not meet the interest coverage ratio requirements for the trailing four quarters ended September 30, 1997, and two of the Company's lenders agreed to amend certain financial covenants in order to maintain compliance as of September 30, 1997. Also, see
Note 7 of the Notes to the Consolidated Financial Statements for information regarding the Company's common stock repurchase program.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first nine months of 1997, net cash provided by operating activities was approximately $1.3 million, compared to cash provided by operations of $6.2 million for the same period last year. Accounts payable and accrued expenses decreased by $4.9 million during the first nine months of 1997 compared to a decline of $1.4 million during 1996, due to reduced accruals for incentive compensation in 1997 and timing of interest due dates for the Company's 11% Senior Notes.

         Accounts receivable increased during the first nine months of 1997 by only $0.3 million, compared to an increase of $2.5 million in 1996 primarily due to the decline in sales in injection molding. Inventories increased by $0.2 million during this period of 1997 versus an increase of $2.9 million in 1996. The 1996 increase in inventories was caused in part by a rapid increase in resin prices during the first nine months of 1996.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first nine months of 1997, consisting of capital expenditures net of asset dispositions equaled $5.4 million, compared to $2.8 million for the same period last year. All of this increase has been incurred in the Company's injection molding unit. These expenditures include funds related to expansions in two plants in order to accommodate the above-described increase in new business from Whirlpool Corporation.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities for the first nine months of 1997 was $5.0 million, compared to $3.9 million during the first nine months of 1996. Cash was used during 1997 to repurchase approximately $3.0 million of common stock (see Note 7 of Notes to the Consolidated Financial Statements), with the balance used for principal payments on debt.

FORWARD LOOKING STATEMENTS

         This Form 10-Q document contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases on to customers in a timely fashion, industry overcapacity, product acceptance, technological changes which could alter the demand for product or adversely impact the competitive cost of production, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

10.1 Amendment dated February 14, 1997 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova.

10.2 Amendment dated February 14, 1997 to Employment Agreement dated February 1, 1995 between Registrant and Paul Rudovsky.

10.3 Sublease dated September 15, 1997 between Registrant and II Eagles Plastics, Inc.

10.4 Agreement dated September 15, 1997 between Registrant and II Eagles Plastics, Inc.

10.5 Equipment lease dated September 1, 1997 between Registrant and II Eagles Plastics, Inc.

10.6     Eleventh Amendment to Heller Credit Agreement, dated as of November 3,
         1997.

10.7 Third Amendment to National City Bank, Northeast Credit Agreement, dated as of October 31, 1997.

27.1     Financial Data Schedule

---------------------

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







                             ATLANTIS PLASTICS, INC.



Date: November 4, 1997                   /s/ ANTHONY F. BOVA
                                         -------------------
                                         ANTHONY F. BOVA
                                         President and Chief Executive Officer




Date: November 4, 1997                   /s/ PAUL RUDOVSKY
                                         -----------------
                                         PAUL RUDOVSKY
                                         Executive Vice President, Finance and
                                         Administration

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                   EXHIBIT DESCRIPTION
-------                  -------------------

10.1 Amendment dated February 14, 1997 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova.

10.2 Amendment dated February 14, 1997 to Employment Agreement dated February 1, 1995 between Registrant and Paul Rudovsky.

10.3 Sublease dated September 15, 1997 between Registrant and II Eagles Plastics, Inc.

10.4 Agreement dated September 15, 1997 between Registrant and II Eagles Plastics, Inc.

10.5 Equipment lease dated September 1, 1997 between Registrant and II Eagles Plastics, Inc.

10.6           Eleventh Amendment to Heller Credit Agreement, dated as of
               November 3, 1997.

10.7 Third Amendment to National City Bank, Northeast Credit Agreement, dated as of October 31, 1997.

27.1           Financial Data Schedule