Form 10-K405
period 1997-12-31
ATLANTIS PLASTICS INC
filed 1998-03-27
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K405

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}
For the transition period from________________________to________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (/section/229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant as of January 31, 1998, was approximately $18,753,393 based on a $5.06 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors, and 5% beneficial owners of the Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of January 31, 1998 were 4,428,613 and 2,742,280, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.


                                  PAGE 1 of 45
                        Exhibit index located on page 45

                                 INDEX TO ITEMS

                                                                            PAGE

PART I

Item 1.           Business.................................................... 3

Item 2.           Properties.................................................. 8

Item 3.           Legal Proceedings........................................... 8

Item 4.           Submission of Matters to a Vote of
                  Security Holders............................................ 8

PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters................................. 9

Item 6.           Selected Financial Data.....................................10

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................................10

Item 8.           Financial Statements and Supplementary Data.................16

Item 9.           Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure........................................35

PART III

Item 10.          Directors and Executive Officers of
                  the Registrant..............................................35

Item 11.          Executive Compensation......................................35

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management.......................................35

Item 13.          Certain Relationships and Related
                  Transactions................................................35

PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.....................................35

Signatures....................................................................44

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Atlantis Plastics, Inc., a Florida corporation ("Atlantis" or the "Company"), is a leading U.S. plastics manufacturer consisting of two operating segments: (i) Atlantis Plastic Films, which produces polyethylene stretch and custom films used in a variety of industrial and consumer applications, and (ii) Atlantis Molded Plastics, which produces molded plastic products for a variety of applications, including products and components for the appliance, automotive, building supply, and recreational vehicle industries.

         Atlantis Plastic Films accounts for approximately three-quarters of the Company's net sales and produces: (i) stretch films (multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage),
(ii) custom film products (high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets), and (iii) institutional products such as aprons, gloves, and tablecloths which are converted from polyethylene films.

         Atlantis Molded Plastics accounts for approximately one-quarter of the Company's net sales and consists of two principal technologies, serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures. Plastic Containers, Inc. ("PCI"), the Company's manufacturer of blow molded milk, juice, water, and industrial containers, was sold in November 1996.

         The Company was founded in 1984 and grew primarily through acquisitions in the plastics, insurance, and furniture manufacturing industries. As more fully described below, in recent years, the Company has concentrated its resources in certain segments of the plastics industry, and, as part of this strategic focus, disposed of several non-strategic businesses and assets during 1995 and 1996.

         Profiles of the Company's businesses are outlined within the "Market Capabilities" section below. Descriptions of the Company's facilities are set forth within Item 2, "Properties". The Company's corporate headquarters office is located at 1870 The Exchange, Suite 200, Atlanta, Georgia, 30339, and its telephone number is (800) 497-7659.

         This Form 10-K contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases to customers in a timely fashion, industry overcapacity, product acceptance, technological changes which could alter the demand for product or adversely impact the competitive cost of production, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

         During 1995, the Company's new senior management group developed a strategic operating plan. The principal objectives of the plan, which were accomplished during 1995 and 1996, were as follows: (1) implementing a cost reduction plan, including a simplification of the Company's organizational structure; (2) reconfiguring the stretch film sales organization to more effectively service its customer base at lower cost; (3) identifying and disposing of non-strategic businesses and assets; and (4) reducing investment in working assets, outstanding indebtedness, and interest expense.

         For 1997, Atlantis' growth and profit improvement strategies sought to capitalize on the Company's reputation for product quality and customer service, its existing manufacturing capabilities, and its reduced fixed and variable cost structure, to allow it to compete more effectively for new business as a low-cost provider.

         In 1998, the Company's strategies focus on sales and profit growth, incorporating: (1) improved sales in its stretch film unit by capitalizing on expanded distribution and improved product line; (2) improved gross margins in its films businesses as a result of an improved pricing environment; (3) improved operational and quality controls in its custom film, institutional products, and injection molding units; (4) expanded sales and improved throughput in its injection molding unit; and (5) significant sales growth of high margin proprietary products in its profile extrusion unit. Additionally, the Company is evaluating its future manufacturing needs in films and profile extrusion. This evaluation may result in capital expenditures required to fund these needs or acquisitions where appropriate.

STRATEGIC OPERATING PLAN

       As outlined in the Company's Form 10-K for the fiscal year ended December 31, 1996, the Company accomplished in 1995 and 1996 all of the principal objectives outlined in its strategic operating plan. Specifically, during this two-year period: (1) fixed and variable costs were reduced by over $7 million on an annualized basis, including a 22% reduction in salaried headcount; (2) the Company's stretch film sales organization was converted from an independent sales representative structure to one consisting primarily of direct sales personnel, thereby improving distribution, customer service, account/pricing control, market intelligence, and relationships with key customers, while reducing marketing costs; (3) the Company sold two non-strategic subsidiaries, its interest in one non-strategic joint venture, its investment in WinsLoew Furniture, Inc., and closed and sold one plant which had been generating operating losses for total net cash proceeds of $29 million and after-tax gains totaling approximately $5.7 million; and (4) as a result of these asset sales and a focus on reducing inventories and accounts receivable, net debt (total debt less cash on hand) was reduced from $142.0 million in May, 1995 to $96.8 million as of December 31, 1997.

       During 1997, Atlantis' stretch film unit increased its sales (measured in pounds) by 8% compared to 1996. This growth resulted from improved sales distribution and excellent market reception for the three uniquely engineered products introduced in 1996. In May 1997, the Company installed new management in this unit. Since then, control over pricing has improved, contributing to a significant increase in gross margins during the last eight months of 1997. While the stretch film industry in the United States continues to have production capacity significantly higher than demand, and margins remain below those experienced prior to Spring, 1995, the unit's lower cost base, increased volume, and recent margin improvements have improved profits substantially during the second half of 1997.

       Atlantis' custom film and institutional products units improved their operating profits by 13% in 1997 compared to 1996. The closing of custom's unprofitable Tulsa plant in 1996 was a major factor in this improvement. During 1997, custom film's production of ultra thin gauge and coextruded products increased 13% and 25%, respectively, compared to 1996.

       The Company's injection molding unit was awarded $6.2 million of new business by Whirlpool Corporation in 1997. Additionally, the unit's Nashville, TN plant was closed due, in part, to a shift in Whirlpool and other customer business away from the Nashville area. The Company transitioned a majority of its Nashville business to its other injection molding plants during the second quarter of 1997. During 1997, the injection molding unit incurred a restructuring charge of $515,000 associated with the closing of the Nashville plant. In addition, launching the $6.2 million of new Whirlpool business required substantial one-time expenditures, which reduced the profitability of this unit in 1997.

         Atlantis' profile extrusion unit continued to grow its proprietary product sales in 1997 to a level 40% higher than 1996 and more than double 1995's sales of these products.

BUSINESS GROWTH AND PROFIT IMPROVEMENT STRATEGIES

         The Company's general business strategy emphasizes the following elements:

         STRETCH FILM - IMPROVE SALES THROUGH DISTRIBUTION/IMPROVE GROSS MARGINS. During 1996, the stretch film unit introduced three uniquely engineered stretch film products targeting all machine wrap applications and market segments. These films were designed to offer high performance characteristics, while utilizing more cost-effective materials and manufacturing processes. In 1997, these products gained wider acceptance in the marketplace and the stretch film unit broadened its penetration of the U.S. distributor network. In 1998, the stretch film unit will continue to increase its sales volume to this network. In addition, this unit will seek to improve gross margins in 1998 compared to 1997 as a result of an improved pricing environment and improved mix of product sales.

         INJECTION MOLDING AND CUSTOM FILM - IMPROVE OPERATIONAL CONTROLS. Since 1995, the Company has concentrated on improving its operating procedures. By the end of 1996, all three stretch film manufacturing facilities and the profile extrusion facility had been ISO 9002 certified. The Company's four injection molding facilities were ISO 9002 certified in early 1998. Efforts have commenced to qualify the Company's two custom film facilities and its institutional products facility for ISO 9002 certification. The Company intends to have all of its eleven manufacturing facilities ISO 9002 certified by mid-1999.

         INJECTION MOLDING - SALES AND PRODUCTIVITY GROWTH. As indicated above, in 1997 Whirlpool Corporation awarded the Company's injection molding unit $6.2 million in new business. Additionally, for reasons stated above, it closed its Nashville, TN facility and transferred a majority of Nashville's business to its four other injection molding plants. The costs associated with launching this $6.2 million in new business were substantially incurred by December 31, 1997, and the Nashville equipment and business were reallocated to other plants. As a result, this unit intends to increase both its sales and productivity in 1998.

         PROFILE EXTRUSION - PROPRIETARY SALES GROWTH. Historically, profile extrusion has focused almost exclusively on custom designed products. Over the past three years, this unit has introduced a series of proprietary products. In 1997, these products represented over 8% of the unit's sales. As stated above, proprietary product sales increased by 40% over 1996 and more than doubled from 1995 to 1997. During 1998, this unit intends to introduce two new proprietary products for the home building industry. Patent applications are pending on both products. The Company is very optimistic regarding the prospects for these products. Historically, proprietary products have generated gross margins well in excess of the unit's average gross margin (it should be noted that profile extrusion's gross margins have exceeded gross margins in Atlantis' other businesses in 1995, 1996, and 1997).

         FILMS AND PROFILE EXTRUSION - UPGRADE MANUFACTURING CAPABILITIES. During 1998, the Company's stretch film and custom film units will be evaluating potential upgrades to their manufacturing capabilities which will continue to reduce both fixed and variable manufacturing costs, improve quality, and expand product offerings. Additionally, subject to market reaction to the new proprietary products discussed above, the profile extrusion unit may need to invest in new extrusion capacity. Should the Company decide to proceed with some or all of these plans, it expects to examine both internal (capital expenditure) and external (acquisition) avenues to fulfill these needs.

MARKET CAPABILITIES

         STRETCH FILMS. Utilizing two plants in Tulsa, OK and one plant in Nicholasville, KY, Atlantis manufactures multilayer stretch film used principally to wrap pallets of material for storage or shipping. Stretch film is made from a combination of polyethylene resins and other materials and is manufactured using both blown and cast extrusion processes to meet rigid customer specifications. The resulting product is a very thin film, which stretches up to 300%, clings to itself, and is puncture resistant.

         Atlantis purchases several types of linear low-density resins and other materials to manufacture its stretch film products. The Company has contracts with resin manufacturers, which allow it to achieve what it believes to be the best combination of price, resin availability, and new product development support. Management believes its relationships with its resin suppliers are very good.

       The Company's stretch film products are sold primarily by direct sales personnel to industrial packaging distributors and, to a lesser degree, to end-users. Since a majority of its products is sold to distributors, Atlantis places particular emphasis on assisting distributors in sales to end-users.

         CUSTOM FILMS. Utilizing two plants located in Cartersville, GA and Mankato, MN, Atlantis manufactures both low density and linear low-density polyethylene films for a wide variety of packaging applications.

         Approximately 20 different types of resin, delivered in pellet form, and approximately ten types of additives are used in the manufacturing process. Atlantis has supply contracts that fulfill most of its present requirements and believes that it has adequate sources available to meet remaining raw material needs. Relationships with its suppliers are considered very good.

         Atlantis has an internal sales staff to market its film products. Most custom film customers are in industrial markets and consume the film during their manufacturing and/or delivery processes. Significant growth is planned for the converter market segment, where film is part of the end use product.

         Atlantis also converts film into institutional products such as plastic gloves, aprons, and tablecloths at a second manufacturing facility located in Mankato, MN. During the last several years, Atlantis has become one of the largest producers of polyethylene products for institutional food handling markets. With vertical integration of film supply and continued capital investment in automation, the Company believes that this business unit enjoys a low cost leadership position.

         INJECTION MOLDING. Atlantis produces custom thermoplastic parts by injection molding. These parts are used in large and small appliances (refrigerators, air conditioners, dehumidifiers, dishwashers, and microwave ovens), agricultural and automotive products, and hand-held power tools.

         Atlantis operates molding presses ranging from 30 to 1,000 tons and related secondary equipment at four plants located in Henderson, KY; Ft. Smith, AR; Warren, OH; and Jackson, TN. This wide variety of equipment configurations and plant locations enable it to fulfill customer requirements, including multiple components, various press sizes, and secondary operations. As described above, during September 1997 the Nashville injection molding facility was closed.

         During 1997, approximately 44% of the injection molding unit's sales (9% of the Company's net sales) were to Whirlpool Corporation ("Whirlpool"). Although the injection molding unit has been a supplier to Whirlpool for over 40 years, there can be no assurance that a significant reduction in Whirlpool's volume, or the loss of Whirlpool as a customer, would not have a material adverse effect on the Company's financial condition or results of operations.

         The injection molding unit maintains an in-house sales and engineering staff which assists in the design of products to customer specifications, designs molds to produce those products, and oversees the construction of necessary molds. Its "program management" concept promotes early involvement with customers' engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its Statistical Process Control ("SPC") systems enable it to meet these established quality standards on a cost-efficient basis. Management believes that its ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping, silk screening, and assembly provide a competitive advantage in selling to national accounts.

         Company personnel generate the majority of sales. Independent sales representatives, calling primarily on industrial customers in the Midwest, account for the balance.

         The Company's injection molding customers generally place orders for goods based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to twelve months. Management believes that the relatively long production cycles for its customers make these estimates reliable. See "Backlog".

         A wide variety of materials, such as ABS, polystyrene, polyethylene, polycarbonate, and nylon are used in the manufacturing process. The Company has multiple sources of supply for these materials.

         PROFILE EXTRUSION. At its Elkhart, IN manufacturing facility, Atlantis produces a variety of extruded plastic parts for both trim and functional applications that are incorporated into a broad range of consumer and commercial products. The profile extrusion unit utilizes approximately 2,000 different dies in fulfilling customer orders, and currently maintains a stock program for approximately 280 products. As discussed above, in 1997 the unit manufactured and sold three lines of proprietary products, which accounted for over 8% of the unit's sales.

         This unit's marketing and sales activities are conducted by in-house sales personnel who oversee a network of independent sales representatives. These representatives in turn call on a diversified customer base in approximately 30 states. Atlantis supplies many industries, including manufacturers of recreational vehicles, residential windows and doors, office furniture, retail store fixtures, building supplies, and marine products.

         The use of only five basic types of compound materials in manufacturing allows the purchasing of materials in bulk, thereby reducing costs. These materials are polyvinyl chloride in rigid and flexible forms, polyethylene, polypropylene, and thermoplastic rubber. Atlantis believes that it has adequate sources available to meet its raw material needs.

RAW MATERIALS

         The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company selects its suppliers primarily on the basis of quality, price, technical support, and service. Virtually all of the Company's plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, the Company has not to date experienced any such shortages. Management believes that there are adequate sources available to meet its raw material needs.

         The Company uses approximately 300 million pounds of plastic resins annually. Management believes that the Company's large volume purchases of plastic resin have generally resulted in lower raw material costs and enabled it to obtain shipments of raw materials even in periods of short supply.

         The primary plastic resins used by the Company are produced from petrochemical feedstocks mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during the 1995-1997 period, as further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         Atlantis Molded Plastics competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, product differentiation, and price. Management believes that the Atlantis Molded Plastics units successfully compete based on their ability to offer extensive customer service, manufacturing efficiencies, and a wide variety of products.

BACKLOG

         The Company's total backlog at December 31, 1997 was $26.2 million, compared to $19.1 million at December 31, 1996. Management does not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory adjustments.

EMPLOYEES

         As of December 31, 1997 and 1996, the Company employed approximately 1,350 persons. Atlantis' overall employee relations are considered to be very good.

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

ENVIRONMENTAL REGULATION

         Actions by Federal, state, and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. At present, environmental laws and regulations do not have a material adverse effect upon the demand for the Company's products. Certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types produced by the Company. If such prohibitions or restrictions were widely adopted, it could have a material adverse effect upon the Company. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company.

         In addition, certain of the Company's operations are subject to Federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. Historically, the Company has not had to make significant capital expenditures for compliance with such laws and regulations.

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

ITEM 2.  PROPERTIES

         During the first quarter of 1995, the Company relocated certain of its corporate functions from Miami, FL to Atlanta, GA. The Atlanta headquarters office consists of approximately 9,250 square feet of space, with a present annual lease expense of approximately $116,000, expiring in May 2002.

         Atlantis' Miami offices consist of approximately 13,100 square feet of space that is shared with several entities controlled by the principal stockholders of the Company or their affiliates. The present annual lease expense of $329,000, as well as certain other general and administrative expenses, is allocated among the Company and these entities. See Part III Item
13. This lease expires in August 2003.

         The following table describes the manufacturing facilities owned or leased by the Company as of December 31, 1997. Substantially all of the owned facilities are pledged as collateral for debt. Management believes that the Company's manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

COMPANY AND LOCATION                                                               OWNED OR            BUILDING AREA
--------------------                                                                LEASED             (SQUARE FEET)
                                                                                    ------             -------------

ATLANTIS PLASTIC FILMS:
Stretch Film, Tulsa, Oklahoma (two facilities)..........................             Owned                189,300
Stretch Film, Nicholasville, Kentucky...................................             Owned                109,500
Custom Film, Mankato, Minnesota.........................................             Owned                140,000
Institutional Products, Mankato, Minnesota..............................             Leased                65,000
Custom Film, Cartersville, Georgia......................................             Leased                57,500

ATLANTIS MOLDED PLASTICS:
Injection Molding, Henderson, Kentucky..................................             Owned                118,238
Injection Molding, Jackson, Tennessee...................................             Owned                 52,835
Injection Molding, Nashville, Tennessee.................................             Leased*               68,000
Injection Molding, Ft. Smith, Arkansas..................................             Owned                158,500
Injection Molding, Warren, Ohio.........................................             Owned                 54,000
Profile Extrusion, Elkhart, Indiana.....................................             Owned                 87,900

* Lease expires April 30, 1998 and will not be renewed.

ITEM 3.  LEGAL PROCEEDINGS

         The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange under the symbol "AGH". The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 1996 and 1997:

                                        HIGH                      LOW
                                        ----                      ---
1996
----
            First Quarter              5 13/16                  4 5/8
            Second Quarter             5 7/8                    4 7/8
            Third Quarter              5 5/8                    4 5/8
            Fourth Quarter             11 3/8                   5 1/2
1997
----
            First Quarter              10 1/2                   8 1/4
            Second Quarter             8 7/16                   5 3/4
            Third Quarter              7 1/8                    5
            Fourth Quarter             6 11/16                  5


         As of January 31, 1998, there were approximately 196 holders of record of the 4,428,613 outstanding shares of Class A Common Stock. The closing sales price for the Class A Common Stock on January 31, 1998 was $5.06.

         Covenants relating to the Company's 11% Senior Notes restrict the Company from paying dividends, incurring new debt, or taking certain other actions unless specified interest coverage ratio and other tests are met. During 1995 and 1997, a decline in operating profitability caused the Company to fall below the interest coverage ratio requirement for the trailing four quarter periods ended September 30 and December 31, 1995, March 31 and June 30, 1996, and June 30 and September 30, 1997. Accordingly, during the quarters following these dates, the Company could not pay dividends, and its ability to incur new debt or take certain other actions was restricted. The Company met the interest coverage ratio requirement for the trailing four quarters ended December 31, 1997, and is therefore currently able to, among other things, pay dividends, repurchase stock, and incur new debt.

PREFERRED STOCK

         In January 1997, the Company issued a mandatory conversion notice to the holder of the 20,000 outstanding shares of the Company's Series A Preferred Stock ("Preferred Stock"). The Preferred Stock was convertible into 210,244 shares of Class A Common Stock. After issuing the mandatory conversion notice, the Company reached an agreement with the Preferred Stock holder to repurchase all of the common shares resulting from the conversion notice for $2 million (the original price paid for the Preferred Stock by the holder), and completed the repurchase in late March, 1997.

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

         In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million Class A and Class B Common Stock then outstanding. Through June 1997, the

Company had repurchased 320,344 shares (including the 210,244 common shares issued in connection with the conversion of Preferred Stock, as described above), and options for 55,125 shares, for total consideration of approximately $3.3 million. As a result of the Company being unable to meet the interest ratio test referred to above, the stock repurchase program was suspended for the second half of 1997. As of December 31, 1997, the Company exceeds this interest ratio test and, accordingly, has the ability to repurchase shares of its Common Stock under its share repurchase program effective February 11, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1997. The selected consolidated financial data as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 have been derived from the Company's financial statements included in Item 8, which have been audited by Coopers & Lybrand L.L.P., independent accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1997, included in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

YEARS ENDED DECEMBER 31,                                      1997           1996          1995          1994         1993
---------------------------------------------------------------------------------------------------------------------------
(in millions, except per share data)
INCOME DATA
     Net Sales                                              $256.1         $267.1       $281.1         $260.8       $220.2
     Income (Loss) from Continuing Operations                  0.3            8.1        (13.6)           5.2          5.2
     Net Income (Loss)                                         0.4            8.1        (13.1)           6.4          3.9

PER SHARE DATA
     Income (Loss) from Continuing Operations
          Basic Earnings per Common Share                    $0.04          $1.12       ($1.93)         $0.71        $0.69
          Diluted Earnings per Common Share                  $0.04          $1.04       ($1.93)         $0.67        $0.65
     Net Income (Loss)
          Basic Earnings per Common Share                    $0.06          $1.12       ($1.86)         $0.88        $0.51
          Diluted Earnings per Common Share                  $0.05          $1.05       ($1.86)         $0.83        $0.48

FINANCIAL DATA
     Total Assets*                                          $170.9         $177.9        $180.5        $211.5       $171.0
     Total Debt*                                             105.1          107.9         116.5         129.2        102.4
     Cash Dividends Declared per Common Share               $   --         $   --        $ 0.08        $ 0.10       $   --

*as of year end

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, agricultural, automotive, recreational vehicle, building supply, and residential window industries.

         Discontinued operations relate to Western Pioneer, the Company's California property-casualty insurance subsidiary that was sold on August 31, 1995 (see Note 16 of Notes to Consolidated Financial Statements).

         As more fully described in Item 1. "Business", during 1995 the Company's new senior management group developed and implemented a strategic operating plan which focused on achieving a number of objectives during 1995 and 1996. The implementation of certain aspects of the strategic operating plan caused the Company to incur various nonrecurring costs during 1995. Additionally, during 1997 the Company incurred $815,000 of nonrecurring pre-tax costs associated with the closing of its Nashville, TN injection molding facility and the restructuring of the management of its stretch film unit. These charges have been segregated within the "Impairment of long-lived assets and restructuring charges" category of the accompanying 1995 and 1997 Income Statements.

         Sales, gross profit, and operating income (loss) for the years ended December 31, 1997, 1996, and 1995, were as follows:

                                                            (in thousands)
YEARS ENDED DECEMBER 31,               1997                      1996                     1995
                              ------------------------ ------------------------- -----------------------

SALES                              AMOUNT    % TOTAL        AMOUNT     % TOTAL       AMOUNT     % TOTAL
-----                             --------   --------      --------   ---------     --------   --------
Atlantis Plastic Films            $187,032        73%      $177,851         67%     $192,806       69%
Atlantis Molded Plastics            69,051        27%        89,268         33%       88,258       31%
                                  --------   --------      --------   ---------     --------   --------
     Total                        $256,083       100%      $267,119        100%     $281,064      100%
                                  ========   ========      ========   =========     ========   ========


GROSS PROFIT                       AMOUNT    % SALES        AMOUNT     % SALES       AMOUNT     % SALES
------------                      --------   --------      --------   ---------     --------   --------
Atlantis Plastic Films             $27,908        15%       $29,505         17%      $31,491        16%
Atlantis Molded Plastics            11,227        16%        16,226         18%        9,604        11%
                                  --------   --------      --------   ---------     --------   --------
     Total                         $39,135        15%       $45,731         17%      $41,095        15%
                                  ========   ========      ========   =========     ========   ========


OPERATING INCOME (LOSS)            AMOUNT    % SALES        AMOUNT     % SALES       AMOUNT     % SALES
-----------------------           --------   --------      --------   ---------     --------   --------
Atlantis Plastic Films              $9,636         5%       $10,117          6%       $1,982         1%
Atlantis Molded Plastics             3,204         5%         8,273          9%       (2,697)       (3%)
                                  --------   --------      --------   ---------     --------   --------
     Total                         $12,840         5%       $18,390          7%        ($715)       (0%)
                                  ========   ========      ========   =========     ========   ========


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

SALES

         Sales for 1997 equaled $256.1 million, approximately 4% below last year's sales of $267.1 million. The decline in sales during 1997 compared to the prior year may be attributed to the sale of the Company's blow molded subsidiary ("PCI") in November 1996. PCI's 1996 sales totaled $11.7 million. The Company's Films segment experienced an increase in sales volume (measured in pounds) of 4%, compared to 1996, while dollar sales increased by 5%. The decrease in sales in the Company's Molded segment relates to the above-mentioned sale of PCI and a decrease in injection molding sales due in part to the above-mentioned closing of its Nashville facility.

 GROSS PROFIT

         Gross profit as a percentage of sales for 1997 equaled 15%, a decrease of two percentage points from 1996. This decline was principally associated with intense price competition resulting from industry-wide over-capacity affecting the stretch film unit in the first half of 1997. The Films segment's gross profit was 17% during the second half of 1997.

         The Atlantis Molded Plastics 1997 gross profit percentage equaled 16%, a decrease of two percentage points from 1996. During 1997, gross margins in the injection molding unit were negatively impacted by costs associated with absorbing and launching the $6.2 million of new business awarded by Whirlpool Corporation, as well as lower utilization rates as this new business was being absorbed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         The Company's 1997 selling, general and administrative ("SG&A") expense was $25.5 million, 7% lower than the $27.3 million in 1996. This decrease in SG&A expense is due primarily to the sale of PCI and a decrease in incentive compensation.

IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

         During 1997, the Company incurred $815,000 of restructuring charges relating to: (i) the closing of its Nashville, TN injection molding facility, including approximately $250,000 in non-cash charges for the write-down of fixed assets and leasehold improvements associated with that facility, and (ii) restructuring expenses associated with the May 1997 management changes in the Company's stretch film unit.

OTHER INCOME

         As more fully described in Note 2 of Notes to the Consolidated Financial Statements, during the fourth quarter of 1996, the Company disposed of PCI, the Tulsa custom facility, and the Company's investment in WinsLoew stock. These transactions generated a total pre-tax gain of $6.7 million, and an after-tax gain of $5.0 million, or $0.70 per share (basic) and $0.65 per share (diluted).

NET INTEREST EXPENSE AND INCOME TAXES

         Net interest expense during 1997 of $11.4 million was 10% lower than $12.6 million in 1996. The decrease can be attributed to: (1) cash generated by the sale of PCI, WinsLoew stock, and the Tulsa custom film plant in late 1996; and (2) the July 1996 repurchase of $5.7 million of the Company's 11% Senior Notes.

         The Company's 1997 effective tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes. The 1996 effective tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the impact of the sale of PCI, which generated a gain for book purposes and a loss for tax purposes (see Note 8 of Notes to Consolidated Financial Statements).

INCOME FROM DISCONTINUED OPERATIONS

         During the fourth quarter of 1997, the Company booked a pre-tax gain of $192,000, or $126,000 after taxes, associated with the reconciliation of loss reserves established prior to the 1995 sale of Western Pioneer, a former subsidiary. During 1996, the Company recorded an after-tax gain of $96,000 relating to the sale of vacant land acquired in connection with the Western Pioneer sale and to certain tax benefits due to the Company.

EXTRAORDINARY LOSS

         During July 1996, the Company repurchased, at a slight discount, $5.7 million of its 11% Senior Notes in the open market, which resulted in an after-tax extraordinary loss of $73,000, principally related to the write-off of unamortized loan origination costs.

INCOME (LOSS)

         As a result of the factors described above, 1997 operating income equaled $12.8 million (5% of sales), compared to 1996 operating income of $18.4 million (7% of sales). Income from continuing operations and net income were as follows:

                                                   1997                 1996
                                                   ----                 ----
       Income from continuing operations       $0.3 million         $8.1 million
            Basic earnings                     $0.04/share          $1.12/share
            Diluted earnings                   $0.04/share          $1.04/share

       Net income                              $0.4 million         $8.1 million
            Basic earnings                     $0.06/share          $1.12/share
            Diluted earnings                   $0.05/share          $1.05/share

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

SALES

         The Company's 1996 sales of $267.1 million were 5% below 1995 sales of $281.1 million. The decline in sales during 1996 compared to the prior year occurred primarily within the Atlantis Plastic Films stretch film unit. The stretch film unit posted a 7% increase in volume in pounds sold during 1996, offset by lower average film selling prices resulting from lower average resin prices during 1996. Within the custom film and institutional product units, volume in pounds sold increased by 6%. Atlantis Molded Plastics 1996 sales equaled $89.3 million, slightly ahead of 1995 sales of $88.3 million.

GROSS PROFIT

         Gross profit as a percentage of sales for 1996 equaled 17%, well ahead of the 1995 gross profit percentage of 15%. The strong improvement was primarily due to the positive impact of a number of initiatives associated with the Company's strategic operating plan implemented during the latter half of 1995 and throughout 1996.

         The Atlantis Plastic Films 1996 gross profit percentage equaled 17%, ahead of 16% in 1995. The improved film profitability as a percentage of sales resulted from the Company's various cost reduction programs, as described in
Item 1. "Business", Strategic Operating Plan.

         While the Atlantis Plastic Films 1996 gross profit percentage improved compared to the 1995 percentage, the stretch film unit continued to be impacted by intense price competition resulting primarily from industry-wide over-capacity. Efforts to improve the future profitability of this unit included the 1996 introduction of three new machine wrap stretch film products offering high performance characteristics while utilizing more cost-effective materials and manufacturing processes, as well as targeted cost reductions in the areas of production and overhead expense.

         The Atlantis Molded Plastics 1996 gross profit percentage equaled 18%, significantly ahead of the 11% gross profit percentage for 1995. The strong improvement compared to 1995 was primarily attributable to a significant decrease in production and overhead costs, together with improvements in scheduling and related reductions in overtime expense in the injection molding unit. In addition, the profile extrusion unit continued to maintain its high gross profit margins, and the blow molding unit posted stronger 1996 profit margins compared to 1995 levels. The blow molding unit was sold in November 1996 (see Note 2 of Notes to Consolidated Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         The Company's 1996 SG&A expense was $27.3 million, 7% lower than the $29.4 million in 1995. SG&A expense for 1996 includes incentive compensation expense related to improved operating results. Excluding these costs, SG&A expense for 1996 decreased significantly compared to 1995, primarily due to the previously described cost reduction programs initiated by the Company during 1995 and 1996.

OTHER INCOME

         As more fully described in Note 2 of Notes to the Consolidated Financial Statements, during the fourth quarter of 1996, the Company disposed of PCI, the Tulsa custom facility, and the Company's investment in WinsLoew stock. These transactions generated a total pre-tax gain of $6.7 million, and an after-tax gain of $5.0 million, or $0.70 per share (basic) and $0.65 per share (diluted).

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

         The Company's effective tax rate differed from the applicable statutory rate during 1996 primarily due to nondeductible goodwill amortization and the impact of the sale of PCI, which generated a gain for book purposes and a loss for tax purposes. The 1995 effective tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the goodwill write-off included in the restructuring charges recorded in that year.

EXTRAORDINARY GAIN (LOSS)

         During July 1996, the Company repurchased, at a slight discount, $5.7 million of its 11% Senior Notes in the open market, which resulted in an after-tax extraordinary loss of $73,000, principally related to the write-off of unamortized loan origination costs. During December 1995, the Company repurchased, at a discount, $4.8 million of its 11% Senior Notes in the open market, and recognized an after-tax extraordinary gain of $254,000.

INCOME (LOSS)

         As a result of the factors described above, 1996 operating income equaled $18.4 million (7% of sales), compared to an operating loss of $715,000 in 1995. Income from continuing operations and net income were as follows:

                                                     1996             1995
                                                     ----             ----
    Income (loss) from continuing operations     $8.1 million    ($13.6) million
         Basic earnings (loss)                   $1.12/share      ($1.93)/share
         Diluted earnings (loss)                 $1.04/share      ($1.93)/share

    Net income (loss)                            $8.1 million    ($13.1) million
         Basic earnings (loss)                   $1.12/share      ($1.86)/share
         Diluted earnings (loss)                 $1.05/share      ($1.86)/share

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 1997 totaled approximately $32.4 million (including cash and equivalents of $8.3 million), compared to $36.4 million (including cash and equivalents of $15.9 million) at December 31, 1996. The decrease in cash and equivalents at year-end 1997 resulted primarily from 1997 tax obligations of $3.3 million associated with the fourth quarter 1996 sales of PCI, the Tulsa custom facility, and the Company's investment in WinsLoew stock, and from stock and option repurchases of $3.0 million.

         At December 31, 1997, there were no borrowings on the Company's revolving credit facility and gross availability equaled $29.5 million. Unused availability, net of outstanding letters of credit of approximately $1.5 million, equaled $28.0 million. In February 1998, the Company renewed its revolving credit facility until August 22, 1998 at a principal amount of $15 million. As of mid-March 1998, there were no borrowings on this facility and unused availability, net of outstanding letters of credit of approximately $1.2 million equaled $13.8 million. Also see Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" for certain information regarding the Company's compliance with covenants relating to the Company's 11% Senior Notes, and for information regarding the Company's 1997 mandatory conversion of Preferred Stock into 210,244 common shares and subsequent repurchase of those common shares.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         During 1997, net cash provided by operating activities was approximately $7.8 million, compared to $10.8 million in 1996. Accounts receivable decreased by $2.9 million, primarily within the injection molding unit due to the decline in sales mentioned earlier. Inventories increased by $1.5 million in preparation for higher projected sales early in 1998. The $2.6 million increase in other current assets was due principally to an increase in deferred and state income tax receivables and in resin rebates (caused by increased volume and improvements in resin contracts). Accounts payable and accrued expenses at December 31, 1997, decreased by $2.7 million compared to the 1996 year-end balance primarily due to taxes associated with the sale of businesses and assets in 1996.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used by investing activities during 1997 equaled $9.9 million, compared to cash generated by investing activities of $12.6 million during 1996. During 1996, approximately $18.6 million of proceeds after expenses (but prior to income taxes) were generated from the dispositions of businesses and assets.

         Capital expenditures in 1997 of $9.9 million were above 1996 capital expenditures of $5.9 million. As part of Atlantis' ongoing capital spending program, the Company has converted, or is in the process of converting, its information systems in order to accommodate the year 2000 date change. The Company expects to complete these changes during the first quarter of 1999. Capital expenditures and SG&A expenses related solely to the year 2000 date change are not expected to have a material impact on the Company's business, operations, or financial condition.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities during 1997 was $5.5 million, compared to $8.8 million during 1996. During 1997, $3.0 million was used to repurchase common stock, with the remainder used primarily for principal payments on long-term debt.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The FASB believes that SFAS No. 130 should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the effect on operating results of implementing SFAS 130; however, the adoption of this statement is not expected to have a materially adverse effect on consolidated financial position. The Company has not yet determined the impact of SFAS 131 on its future disclosures. SFAS 130 and 131 must be implemented for fiscal years ending after December 15, 1998.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets. The FASB believes that SFAS No. 132 should help investors, creditors, and others in analyzing the benefit obligation, the fair value of plan assets, and changes in the obligation and fair value during the year. It also standardizes the disclosure requirements for pensions and other postretirement benefits. The Company has not yet determined the impact of SFAS 132 on its future disclosures. SFAS 132 must be implemented for fiscal years ending after December 15, 1998.

         This Form 10-K contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases to customers in a timely fashion, industry overcapacity, product acceptance, technological changes which could alter the demand for product or adversely impact the competitive cost of production, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE

Management's Responsibility for Financial Reporting...............................................................17

Report of Independent Accountants.................................................................................18

Consolidated Income Statements For the Years Ended December 31, 1997, 1996, and 1995..............................19

Consolidated Balance Sheets as of December 31, 1997 and 1996......................................................20

Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 1997, 1996, and 1995.............21

Consolidated Statements of Cash Flows For the Years Ended December 31, 1997, 1996, and 1995.......................22

Notes to Consolidated Financial Statements........................................................................23

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

         Management maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's policies for conducting its business. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Company is subject. The internal control process is continuously monitored by direct management review.

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

                    ANTHONY F. BOVA               PAUL RUDOVSKY
                  PRESIDENT AND CHIEF        EXECUTIVE VICE PRESIDENT,
                   EXECUTIVE OFFICER          FINANCE AND ADMINISTRATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                        Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 11, 1998, except for Note 6, as to which the date is February 20, 1998.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED  INCOME  STATEMENTS

(dollars in thousands, except per share amounts)
----------------------------------------------------------                            -----------  -----------   ----------
YEARS ENDED DECEMBER 31,                                                                   1997       1996          1995
----------------------------------------------------------                            -----------  -----------   ----------

Net sales                                                                               $256,083     $267,119      $281,064
Cost of sales                                                                            216,948      221,388       239,969
                                                                                      -----------  -----------   -----------
     Gross profit                                                                         39,135       45,731        41,095

Selling, general and administrative expenses                                              25,480       27,341        29,357
Impairment of long-lived assets and restructuring charges                                    815            -        12,453
                                                                                      -----------  -----------   -----------
     Operating income (loss)                                                              12,840       18,390          (715)


Net interest expense                                                                      11,427       12,638        14,179
Other income (expense)                                                                         -        6,718          (338)
                                                                                      -----------  -----------   -----------
     Income (loss) from continuing operations before income taxes                          1,413       12,470       (15,232)

Income tax provision (benefit)                                                             1,138        4,396        (1,674)
                                                                                      -----------  -----------   -----------
    Income (loss) from continuing operations                                                 275        8,074       (13,558)

Income (loss) from discontinued operations, net of income taxes                              126           96          (251)
Gain on disposition of discontinued operations, net of income taxes                            -            -           483
                                                                                      -----------  -----------   -----------
     Income (loss) before extraordinary item                                                 401        8,170       (13,326)

Extraordinary gain (loss) on early extinguishment of debt, net of income taxes                 -          (73)          254
                                                                                      -----------  -----------   -----------
     Net income (loss)                                                                      $401       $8,097      ($13,072)
                                                                                      ===========  ===========   ===========


NET INCOME (LOSS) PER COMMON SHARE
Basic:
  Continuing operations                                                                    $0.04        $1.12        ($1.93)
  Net income (loss)                                                                        $0.06        $1.12        ($1.86)

Diluted:
  Continuing operations                                                                    $0.04        $1.04        ($1.93)
  Net income (loss)                                                                        $0.05        $1.05        ($1.86)

Weighted-average number of shares used in
  computing income (loss) per share (in thousands):
    Basic                                                                                  7,106        7,133        7,089
    Diluted                                                                                7,600        7,742        7,089





The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS


(dollars in thousands)
----------------------------------------------------------                            -----------------  ----------------
AS OF DECEMBER 31,                                                                          1997              1996
----------------------------------------------------------                            -----------------  ----------------

ASSETS
Cash and equivalents                                                                            $8,346           $15,905
Accounts receivable, less allowance for doubtful accounts
     of $896 in 1997 and $633 in 1996                                                           25,444            28,364
Inventories                                                                                     18,517            16,984
Other current assets                                                                             7,448             4,825
                                                                                      -----------------  ----------------
    Current assets                                                                              59,755            66,078

Property and equipment, net                                                                     60,065            58,523
Goodwill, net of accumulated amortization                                                       48,961            50,532
Other assets                                                                                     2,108             2,768
                                                                                      -----------------  ----------------
    Total assets                                                                              $170,889          $177,901
                                                                                      =================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                                          $24,146           $27,131
Current portion of long-term debt                                                                3,254             2,517
                                                                                      -----------------  ----------------
    Current liabilities                                                                         27,400            29,648

Long-term debt, less current portion                                                           101,862           105,365
Deferred income taxes                                                                            8,287             6,886
Other liabilities                                                                                  791             1,093
                                                                                      -----------------  ----------------
    Total liabilities                                                                          138,340           142,992
                                                                                      -----------------  ----------------

Commitments and contingencies (Note 14)                                                              -                 -

Shareholders' equity:
  Series A Convertible Preferred Stock; $1.00 par value; 20,000 shares
      authorized, issued, and outstanding in 1996                                                    -             2,000
  Class A Common Stock; $.10 par value; 20,000,000 shares authorized,
      4,358,516 and 4,225,823 shares issued and outstanding in 1997 and 1996                       436               423
  Class B Common Stock; $.10 par value; 7,000,000 shares authorized,
      2,742,280 and 2,899,977 shares issued and outstanding in 1997 and 1996                       274               290
  Additional paid-in capital                                                                     7,117             6,968
  Retained earnings                                                                             24,722            25,228
                                                                                      -----------------  ----------------
    Total shareholders' equity                                                                  32,549            34,909
                                                                                      -----------------  ----------------
                                                                                              $170,889          $177,901
                                                                                      =================  ================


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)
------------------------------------  ------------  -----------  ------------  ------------  -----------  ------------
                                       SERIES A                                              UNREALIZED
YEARS ENDED                            CONVERTIBLE   CLASS A       CLASS B     ADDITIONAL     HOLDING
DECEMBER 31, 1997,                     PREFERRED      COMMON       COMMON        PAID-IN       GAINS       RETAINED
1996, AND 1995                           STOCK        STOCK         STOCK        CAPITAL      (LOSSES)     EARNINGS
------------------------------------  ------------  -----------  ------------  ------------  -----------  ------------
BALANCE,
DECEMBER 31, 1994                          $2,000         $408          $300        $6,781        ($284)      $31,217

Net loss                                        -            -             -             -            -       (13,072)
Dividends on Preferred and
   Common Stock                                 -            -             -             -            -          (677)
Conversions of Class B
   Common Stock                                 -           10           (10)            -            -             -
Exercise of stock options                       -            1             -            47            -             -
Increase in unrealized gain,
   net of tax                                   -            -             -             -          571             -

----------------------------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 1995                           2,000          419           290         6,828          287        17,468

 Net income                                     -            -             -             -            -         8,097
 Decrease in unrealized gain,
    net of tax                                  -            -             -             -         (287)            -
 Exercise of stock options                      -            6             -           166            -             -
 Purchases of Class A Common Stock              -            -             -             -            -             -
 Cancellation of Class A Common Stock           -           (2)            -           (26)           -          (228)
 Dividends on Preferred Stock                   -            -             -             -            -          (109)

----------------------------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 1996                           2,000          423           290         6,968            -        25,228

 Net income                                     -            -             -             -            -           401
 Exercise of stock options                      -            5             -           230            -             -
 Purchases of Class A Common Stock              -            -             -             -            -             -
 Cancellation of Class A Common Stock           -           (8)            -           (81)           -          (638)
 Purchases and cancellation
    of Class B options                          -            -             -             -            -          (269)
 Conversion of Class B to Class A
    Common Stock                                -           16           (16)            -            -             -
 Conversion, repurchase, and
    retirement of Preferred Stock          (2,000)           -             -             -            -             -

----------------------------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 1997                              $-         $436          $274        $7,117           $-       $24,722
                                      ============  ===========  ============  ============  ===========  ============



(dollars in thousands)
------------------------------------    -----------  ------------
                                                       TOTAL
YEARS ENDED                                            SHARE-
DECEMBER 31, 1997,                       TREASURY     HOLDERS'
1996, AND 1995                            STOCK        EQUITY
------------------------------------    -----------  ------------
BALANCE,
DECEMBER 31, 1994                               $-       $40,422

Net loss                                         -       (13,072)
Dividends on Preferred and
   Common Stock                                  -          (677)
Conversions of Class B
   Common Stock                                  -             -
Exercise of stock options                        -            48
Increase in unrealized gain,
   net of tax                                    -           571

-----------------------------------------------------------------

BALANCE,
DECEMBER 31, 1995                                -        27,292

 Net income                                      -         8,097
 Decrease in unrealized gain,
    net of tax                                   -          (287)
 Exercise of stock options                       -           172
 Purchases of Class A Common Stock            (256)         (256)
 Cancellation of Class A Common Stock          256             -
 Dividends on Preferred Stock                    -          (109)

-----------------------------------------------------------------

BALANCE,
DECEMBER 31, 1996                                -        34,909

 Net income                                      -           401
 Exercise of stock options                       -           235
 Purchases of Class A Common Stock            (727)         (727)
 Cancellation of Class A Common Stock          727             -
 Purchases and cancellation                                    -
    of Class B options                           -          (269)
 Conversion of Class B to Class A
    Common Stock                                 -             -
 Conversion, repurchase and
    retirement of Preferred Stock                -        (2,000)

-----------------------------------------------------------------

BALANCE,
DECEMBER 31, 1997                               $-       $32,549
                                        ===========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



(dollars in thousands)
----------------------------------------------------------                            ------------  -----------   -----------
YEARS ENDED DECEMBER 31,                                                                  1997          1996         1995
----------------------------------------------------------                            ------------  -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                            $401       $8,097      ($13,072)
                                                                                      ------------  -----------   -----------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                             7,546        7,810         8,284
   Amortization of goodwill                                                                 1,571        1,603         1,900
   Loan fee and other amortization                                                            574          548           522
   Provision for impairment of long-lived assets                                              250            -        10,551
   Loss (gain) on early extinguishment of debt                                                  -          112          (392)
   Loss (gain) on dispositions of businesses and assets                                       223       (6,718)         (814)
   Provision for losses on properties held for sale                                             -            -           568
Change in assets and liabilities, net of dispositions
         and acquisitions of businesses:
        Decrease (increase) in accounts receivable                                          2,920       (1,766)        8,335
        (Increase) decrease in inventories                                                 (1,533)         411         4,311
        (Increase) decrease in other current assets                                        (2,623)       2,205          (691)
        Decrease in accounts payable and accrued expenses                                  (2,679)      (1,901)       (3,213)
        Increase (decrease) in deferred income taxes                                        1,401          544        (1,232)
        Decrease in other liabilities                                                        (302)        (238)         (254)
        Other, net                                                                             86          106           664
    Effects of discontinued operations                                                          -            -        (1,033)

                                                                                      ------------  -----------   -----------
        Total adjustments                                                                   7,434        2,716        27,506
                                                                                      ------------  -----------   -----------
          Net cash provided by operating activities                                         7,835       10,813        14,434
                                                                                      ------------  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions of businesses and assets                                             -       18,583        13,014
Capital expenditures                                                                       (9,867)      (5,937)      (14,224)
                                                                                      ------------  -----------   -----------
          Net cash (used in) provided by investing activities                              (9,867)      12,646        (1,210)
                                                                                      ------------  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreements                                                    -       27,435        27,916
Repayments under revolving credit agreements                                                    -      (27,435)      (49,519)
Payments on long-term debt                                                                 (2,766)     (12,258)       (6,808)
Proceeds from issuance of long-term debt                                                        -        3,678        15,639
Dividends on Preferred and Common Stock                                                         -         (145)         (677)
Purchases of Common Stock and options                                                      (2,996)        (256)            -
Proceeds from exercise of stock options                                                       235          172            47
                                                                                      ------------  -----------   -----------
          Net cash used in financing activities                                            (5,527)      (8,809)      (13,402)
                                                                                      ------------  -----------   -----------

Net increase (decrease) in cash and equivalents                                            (7,559)      14,650          (178)
Cash and equivalents at beginning of year                                                  15,905        1,255         1,433
                                                                                      ------------  -----------   -----------
Cash and equivalents at end of year                                                        $8,346      $15,905        $1,255
                                                                                      ============  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                                $11,224      $12,241       $14,017
  Income taxes                                                                             $1,889       $1,630        $1,404

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accrued construction in process                                      ($306)        $813         ($460)


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications, and molded plastic products for the appliance, automotive, recreational vehicle, and building supply industries.

         Atlantis Plastic Films manufactures stretch films which are multilayer plastic films used principally to wrap pallets of materials for shipping or storage, and custom film products which include high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets.

         Atlantis Molded Plastics employs two principal technologies, serving a wide variety of specific market segments: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, agricultural, and automotive products; and (ii) a variety of extruded plastic parts for trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential doors and windows, office furniture, building supplies, and retail store fixtures.

         Discontinued operations relate to Western Pioneer, which was sold on August 31, 1995.

         The following is a summary of the Company's significant accounting policies:

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Atlantis and its subsidiaries, all of which are wholly owned. With regard to the Company's former 50% interest in the CKS/Rigal joint venture (sold during September 1995), the Company recorded its proportionate share of the joint venture's results of operations, during the periods that the Company owned the investment, using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

CASH AND EQUIVALENTS The Company classifies as cash and equivalents all highly liquid investments which present insignificant risk of changes in value and have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits and in investment accounts with international investment banking firms. The Company has not experienced any losses in such accounts.

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

         When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related profit or loss is recognized. Maintenance and repair costs are charged to expense as incurred. Additions and improvements are capitalized.

GOODWILL Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses. Goodwill is amortized on a straight-line basis over forty years from the date of the respective acquisitions. Accumulated amortization, excluding the goodwill write-offs described in Note 15, amounted to approximately $15.9 million and $14.3 million at December 31, 1997 and 1996, respectively.

LONG-LIVED ASSETS In the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present, and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also requires that impairment losses be recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value (usually based on discounted cash flows) less the estimated selling costs. Under this method, the Company reviews for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of any of its assets may not be recoverable.

REVENUE RECOGNITION The Company primarily recognizes revenue when goods are shipped to customers.

AMORTIZATION Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt utilizing either: (i) the effective interest method, or (ii) the straight line method when the results do not materially differ from the effective interest method.

INCOME TAXES The Company and its subsidiaries file consolidated Federal income tax returns. The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PER SHARE DATA In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share". Prior year amounts have been restated in accordance with this Statement. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if options were exercised or convertible securities were converted into Common Stock.

USE OF ESTIMATES The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the dates of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS Certain amounts included in prior period financial statements have been reclassified to conform with the current year presentation.

FINANCIAL INSTRUMENTS SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of the financial instruments held by the Company: (1) the fair value of current assets and current liabilities including cash and equivalents, accounts receivable, and accounts payable approximates carrying value due to the short maturity of the instruments; and (2) the fair value of long-term debt (see Note 6) was determined based on quoted market prices for the Company's 11% Senior Notes and comparison of effective interest rates to current market rates for loans available to the Company with similar terms and average maturities for the remainder of the long-term debt.

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and accounts receivable. The Company places its cash and equivalents with high quality institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across different industries and geographies. As of December 31, 1997, the Company believes that its credit risk is not significant.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES AND ASSETS

DISPOSITIONS

         In August 1995, the Company sold Western Pioneer for $12.0 million, generating a pre-tax gain of $914,000, and an after-tax gain of $483,000. In 1996, the Company recorded an after-tax gain of $96,000 relating to the sale of vacant land acquired in connection with the Western Pioneer sale and to certain tax benefits due to the Company. In 1997, the Company recognized a pre-tax gain of $192,000, and an after-tax gain of $126,000 associated with the reconciliation of loss reserve accounts in Western Pioneer. In September 1995, the Company sold its 50% interest in the CKS/Rigal blow molding joint venture for approximately $870,000, generating a pre-tax loss of $100,000, and an after-tax gain of $37,000. The net cash proceeds after expenses from these 1995 sales were applied to the Company's revolving credit facility.

         During the fourth quarter of 1996 the Company completed the following transactions, generating a total pre-tax gain of $6.7 million: (i) in November, the Company sold PCI for approximately $8.3 million, generating a pre-tax gain of approximately $1.4 million, and an after-tax gain of approximately $1.9 million; (ii) in December, the Company sold its Tulsa custom manufacturing facility for $1.5 million, generating a pre-tax gain of approximately $350,000, and an after-tax gain of approximately $210,000; and (iii) also during December, the Company sold its investment in WinsLoew Furniture, Inc. stock to WinsLoew for approximately $9.3 million, generating a pre-tax gain of approximately $4.9 million, and an after-tax gain of approximately $2.9 million. WinsLoew is affiliated with Atlantis through its relationship with Trivest, Inc. ("Trivest")
- see Note 13. A portion of the net cash proceeds after expenses from the PCI sale was used during the fourth quarter of 1996 to pay off the outstanding balance on the Company's revolving credit facility.

NOTE 3. INVENTORIES

         Inventories at December 31, 1997 and 1996 consisted of the following:

                                                (in thousands)
                                             1997             1996
                                             ----             ----
                Raw materials              $9,738           $9,649
                Work in progress              480              204
                Finished goods              8,299            7,131
                                          -------          -------
                     TOTAL                $18,517          $16,984
                                          =======          =======


NOTE 4. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996 consisted of the following:

                                                          (in thousands)
                                                      1997             1996
                                                     -------          -------
                Land                                  $2,204           $2,203
                Building & improvements               18,303           17,265
                Office furniture & equipment           6,269            5,526
                Manufacturing equipment               91,634           84,690
                Vehicles                                 471              398
                                                     -------          -------
                     TOTAL                           118,881          110,082

                Accumulated depreciation
                 and amortization                    (58,816)         (51,559)
                                                     --------         --------
                     NET                             $60,065          $58,523
                                                     ========         ========

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following at December 31, 1997 and 1996:

                                                            (in thousands)
                                                        1997              1996
                                                        ----              ----
           Accounts payable                            $6,628            $8,628
           Accrued interest                             3,814             3,722
           Accrued compensation, vacation
            & profit sharing                            2,539             3,845
           Accrued health & safety expense                744             1,310
           Customer deposits and
            commissions                                 2,663             1,502
           Income taxes payable                         1,138             1,967
           Accrued construction in progress             1,946             2,252
           Other                                        4,674             3,905
                                                      -------           -------
              TOTAL                                   $24,146           $27,131
                                                      =======           =======


NOTE 6. LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 1997 and 1996:

                                                            (in thousands)
                                                        1997               1996
                                                        ----               ----
           Senior Notes                               $89,500           $89,500
           Revolving credit facility                        -                 -
           Other indebtedness                          15,616            18,382
                                                     --------          --------
              TOTAL LONG-TERM DEBT                    105,116           107,882
           Current portion                             (3,254)           (2,517)
                                                     ---------         --------
               LONG-TERM DEBT, NET                   $101,862          $105,365
                                                     =========         ========

         During early 1993, the Company refinanced substantially all of its existing indebtedness through a $100 million, 11% Senior Note offering due February 15, 2003 (the "Notes"), and borrowings under a $30 million revolving credit facility, which matured on February 22, 1998. Effective as of February 20, 1998, the revolving credit facility was renegotiated at a principal amount of $15 million. This commitment will expire August 22, 1998.

         During July 1996, the Company repurchased, at a slight discount, $5.7 million of its Notes in the open market, which resulted in an after-tax extraordinary loss of $73,000, principally related to the write-off of unamortized loan origination costs. During December 1995, the Company repurchased, at a discount, $4.8 million of its Notes in the open market, and recognized an extraordinary gain of $254,000, net of tax.

         The Notes are senior unsecured obligations of the Company, with all of the Company's plastics subsidiaries jointly, severally, and unconditionally guaranteeing the payment of principal and interest. The Notes could not be redeemed prior to February 15, 1998. On and after that date and until February 15, 2001, the Company may redeem all or any portion of the Notes at redemption prices ranging from 104.125% to 101.375% of the principal amount. After February 15, 2001, the Company may redeem all or any portion of the Notes at 100% of the principal amount. The Company must redeem $14.5 million and $25.0 million, respectively, of the Notes on February 15, 2001 and 2002.

         Covenants relating to the Notes restrict the Company from paying dividends, incurring new debt, or taking certain other actions unless specified interest coverage ratio and other tests are met. A decline in operating profitability in 1995 and 1997 caused the Company to fall below the interest coverage ratio requirement for the trailing four quarter periods ended September 30 and December 31, 1995, March 31 and June 30, 1996, and June 30 and September 30, 1997. Accordingly, in the quarters following those periods, the Company could not pay dividends or repurchase stock, and its ability to incur new debt or take certain other actions was restricted. The Company met the interest coverage ratio requirement for the trailing four quarters ended December 31, 1997, and is therefore currently able to, among other things, pay dividends, repurchase stock, and incur new debt.

         Under the terms of the revolving credit facility, the Company and its subsidiaries are required to, among other things, maintain certain financial ratios and minimum specified levels of net worth, refrain from paying dividends unless certain requirements are met, refrain from incurring certain additional indebtedness or guaranteeing the obligations of others, and limit capital expenditures. At December 31, 1997, the gross availability on the revolving credit facility equaled $29.5 million. Unused availability, net of outstanding letters of credit of approximately $1.5 million, equaled $28.0 million.

         Borrowings on the revolving credit facility are subject to a borrowing base formula which is based on eligible collateral (accounts receivable, inventories, and fixed assets of the subsidiaries). Interest is computed using either LIBOR or prime-based rates plus a margin. Effective December 31, 1996, the Company favorably amended the revolving credit facility provisions governing interest rates and other fees charged by the lender. The LIBOR and prime-based interest rate margins on the facility are now determined by a formula based upon the Company's ratio of cash flow to net indebtedness, as defined in the amendment. At December 31, 1997 and 1996, the LIBOR and prime rate margins were 1.75% and 0%, respectively. The 30-day LIBOR rate and the prime rate were 5.72% and 8.50%, respectively, at December 31, 1997.

         Other indebtedness of approximately $15.6 million consists of equipment and other collateralized financings entered into during 1994 through 1996, along with industrial revenue bonds and capitalized lease obligations entered into prior to 1994. At December 31, 1997 and 1996, the weighted-average interest rates on these borrowings were 7.87% and 7.97%, respectively, with 84% of the total at floating interest rates, and the remainder at fixed interest rates as of December 31, 1997.

         Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

                     YEAR                     AMOUNT
                     ----                     ------
                     1998                     $3,254
                     1999                      2,573
                     2000                      2,893
                     2001                     16,982
                     2002                     27,996
                     Thereafter               51,418
                                          ----------
                     TOTAL                  $105,116
                                            ========

         The fair value of the Company's indebtedness at December 31, 1997 and 1996 was $106.9 million and $111.5 million, respectively.

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

         In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million Class A and Class B Common Stock then outstanding. Through June 1997 the Company had repurchased 320,344 shares (including 210,244 shares issued in connection with the conversion of Preferred Stock), and options for 55,125 shares, for total consideration of approximately $3.3 million. The Company was restricted from repurchases during the last half of 1997 since it fell below the fixed charge ratio specified in the 11% Senior Note Indenture. As of December 31, 1997, the Company exceeds this fixed charge ratio and, accordingly, has the ability to repurchase shares of its Common Stock under its share repurchase program effective February 11, 1998.

         In January 1997, the Company issued a mandatory conversion notice to the holder of the 20,000 outstanding shares of the Company's Series A Preferred Stock ("Preferred Stock"). The Preferred Stock was convertible into 210,244 shares of Class A Common Stock. After issuing the mandatory conversion notice, the Company reached an agreement with the Preferred Stock holder to repurchase all of the common shares resulting from the conversion notice for $2 million (the original price paid for the Preferred Stock by the holder and included in the $3.3 million consideration cited earlier in this Note), and completed the repurchase in late March, 1997. Prior to this conversion, each share of Preferred Stock had a liquidation preference of $100, and the holder of the Preferred Stock was entitled to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year.

         In the fourth quarter of 1997, the Company adopted SFAS No. 129, "Disclosure of Information About Capital Structure", which consolidates the requirements regarding capital structure disclosures. This implementation required no additional disclosure by the Company.

NOTE 8. INCOME TAXES

         The income tax provision (benefit) for the years ended December 31, 1997, 1996, and 1995, consisted of the following:

           (in thousands)                                        1997        1996          1995
                                                               ------      ------        ------
          Continuing operations                                $1,138       $4,396     ($1,674)
          Discontinued operations                                  66           51        (445)
          Tax effect from sale of Western Pioneer                  --           --         432
          Extraordinary (loss) gain                                --          (39)        137
                                                             --------     --------     --------
              TOTAL                                            $1,204       $4,408     ($1,550)
                                                             ========     ========     ========

          Current Federal income tax expense                     $646       $2,607        $108
          Deferred Federal income tax expense (benefit)           357        1,182      (1,601)
          State income tax expense (benefit)                      201          619         (57)
                                                               ------       ------     --------
              TOTAL INCOME TAX PROVISION (BENEFIT)             $1,204       $4,408     ($1,550)
                                                              =======      =======     ========

         The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate for the years ended December 31, 1997, 1996, and 1995:

                                                  1997         1996         1995
                                                  ----         ----        -----
          Federal income tax rate                  34%          34%        (34%)
          Disposition of PCI                       --           (9)          --
          Impairment of long-lived assets          --           --           20
          State income taxes                       13            3           (1)
          Amortization of goodwill                 28            4            4
          Other, net                               --            3           (1)
                                                 -----        -----        -----
          Effective tax rate                       75%          35%        (12%)
                                                 =====        =====        =====

         At December 31, 1997 and 1996, deferred tax assets and liabilities consisted of the following:

                                                       (in thousands)
                                                      1997       1996
                 DEFERRED TAX LIABILITIES-            ----       ----
              Excess of book over tax basis of
                 property and equipment             $8,103     $7,154
              Goodwill                                 527        383
              Other, net                               168        224
                                                    ------     ------
                 TOTAL DEFERRED TAX LIABILITIES     $8,798     $7,761
                                                    ------     ------

                 DEFERRED TAX ASSETS-
              Reserves and accrued expenses not yet
                 deductible for tax purposes        $2,206     $2,301
              Capitalized inventory costs              398         34
                                                    ------     ------
                 TOTAL DEFERRED TAX ASSETS          $2,604     $2,335
                                                    ------     ------
                 DEFERRED INCOME TAXES, NET         $6,194     $5,426
                                                    ======     ======

         At December 31, 1997 and 1996, classification of net current deferred tax assets and liabilities and net noncurrent tax assets and liabilities were as follows:

    Deferred income taxes                           $8,287     $6,886
    Less: Other current assets                       2,093      1,460
                                                    ------     ------
                                                    $6,194     $5,426
                                                    ======     ======
NOTE 9. STOCK OPTION PLANS

         The Company's Stock Option Plans ("Option Plans") are designed to serve as an incentive for retaining qualified and competent employees, directors, and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of options granted under the Option Plans will not be less than 90% of the market value of the Class A Common Stock on the date of grant. To date, the exercise price of all options granted under the Option Plans has been equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option shall be exercisable after the expiration of ten years from the date of grant. Options granted vest ratably over a five year period from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution. The Option Plans also authorize the Company to make loans to optionees to exercise their options.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation", the Company's 1997 net income and earnings per share (basic) would have been reduced by approximately $166,000 and $0.02 per share, respectively; the Company's 1996 net income and earnings per share (basic) would have been reduced by $160,000 and $0.02, respectively; and the Company's 1995 net loss and loss per share (basic) would have been increased by $118,000 and $0.02, respectively. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1997, 1996, and 1995, respectively: dividend yield of 0% for all years; volatility of 40%, 45%, and 45%; risk-free interest rates of 6.1%, 6.7%, and 7.4%; and an expected life of 6 years for all years.

         Information with respect to the Option Plans is as follows (in thousands of shares, except prices per share):

                                                                                 1997      1996       1995
                                                                                 ----      ----       ----
                     OPTIONS OUTSTANDING AT JANUARY 1ST                         1,772      1,719     1,459
                     Granted                                                       96        145       501
                     Exercised                                                    (58)       (60)       (8)
                     Canceled                                                    (127)       (32)     (233)
                                                                               -------    ------     -----
                     OPTIONS OUTSTANDING AT DECEMBER 31ST                       1,683      1,772     1,719
                                                                               =======    ======     =====

                     WEIGHTED-AVERAGE OPTION PRICES PER COMMON SHARE:
                     OPTIONS OUTSTANDING AT JANUARY 1ST                         $5.28      $5.12     $4.19
                     Granted at fair market value                               $8.68      $6.32     $6.27
                     Granted at above fair market value                           N/A        N/A    $10.38
                     Exercised                                                  $4.09      $2.86     $5.89
                     Canceled                                                   $5.34      $6.02     $5.28
                     OUTSTANDING AT DECEMBER 31ST                               $5.51      $5.28     $5.12


                     Weighted-average fair value of options granted at
                      fair market value during the year                         $4.22      $3.36     $3.40
                     Weighted-average fair value of options granted at
                      above fair market value during the year                     N/A        N/A     $2.25
                     Options exercisable at December 31st                       1,196      1,164     1,207
                     Options available for grant at December 31st                 167        193       257

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          --------------------------------------------------------- --------------------------------
                              NUMBER         WEIGHTED-AVERAGE         WEIGHTED-        NUMBER         WEIGHTED-
           RANGE OF        OUTSTANDING          REMAINING             AVERAGE        EXERCISABLE       AVERAGE
        EXERCISE PRICES    AT 12/31/97       CONTRACTUAL LIFE      EXERCISE PRICE    AT 12/31/97    EXERCISE PRICE
        ---------------    -----------       ----------------      --------------    -----------    --------------
         $1.38 - $2.87            10,000           2.80                     $1.38         10,000             $1.38
         $2.88 - $4.39           664,309           1.10                     $3.48        664,309             $3.48
         $4.40 - $6.62           658,176           5.20                     $5.42        424,575             $5.25
         $6.63 - $9.75           250,500           8.20                     $8.71         57,000             $8.74
         $9.76 - $11.88          100,000           7.10                    $11.88         40,000            $11.88



NOTE 10. EARNINGS PER SHARE

(all numbers in thousands except per share amounts)                 1997         1996         1995
                                                                    ----         ----         ----
BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                         $275       $8,074    ($13,558)
   Deduct-Series A Convertible Preferred dividends                    -          (109)       (145)
                                                                  -------      -------   ----------
   Earnings (loss) applicable to common shares                      $275       $7,965    ($13,703)
   Weighted-average common shares outstanding                      7,106        7,133       7,089
                                                                  -------      -------   ----------
BASIC EARNINGS (LOSS) PER COMMON SHARE                             $0.04        $1.12      ($1.93)
                                                                  =======      =======   ==========

(all numbers in thousands except per share amounts)                               1997         1996        1995
                                                                                  ----         ----        ----
DILUTED EARNINGS PER COMMON SHARE:
   Earnings (loss) applicable to common shares                                    $275       $7,965    ($13,703)
   Add-Series A Convertible Preferred dividends                                      -          109           -
                                                                                 -----       ------    --------
   Earnings (loss) applicable to common shares plus effects
        of assumed conversions                                                    $275       $8,074    ($13,703)

   Weighted-average common shares outstanding                                    7,106        7,133       7,089
   Add - Options                                                                   494          399           -
   Add - Conversion of Preferred Stock                                               -          210           -
                                                                                 -----       ------    --------
   Weighted-average common shares outstanding plus
        potential dilutive common shares                                         7,600        7,742       7,089
                                                                                 -----       ------    --------
 DILUTED EARNINGS (LOSS) PER COMMON SHARE                                        $0.04        $1.04      ($1.93)
                                                                                 =====       ======    ========

AFTER-TAX EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS:
DISCONTINUED OPERATIONS:
    Basic earnings per common share                                              $0.02        $0.01      ($0.04)
    Diluted earnings per common share                                            $0.02        $0.01      ($0.04)
DISPOSITION OF DISCONTINUED OPERATIONS:
    Basic earnings per common share                                             $    -       $    -       $0.07
    Diluted earnings per common share                                           $    -       $    -       $0.07
EXTRAORDINARY ITEMS:
    Basic earnings per common share                                             $    -       ($0.01)      $0.04
    Diluted earnings per common share                                           $    -       ($0.01)      $0.04

         Excluded from the above calculation of diluted EPS are antidilutive options which could potentially dilute EPS (diluted) in the future. Antidilutive options for 1997, 1996, and 1995, are: 317,500; 458,100; and 1,719,000 shares, respectively.

         In February 1998, the Company's Board of Directors granted 167,000 options with respect to the Company's Class A Common Stock with an aggregate option price of $918,500.

         During January and February 1998, options to purchase 429,996 shares of the Company's Common Stock were exercised for an aggregate option price of $1,567,058, all of which were included in computing diluted earnings per common share for the year ending December 31, 1997.

NOTE 11. BUSINESS SEGMENTS

         The Company considers its continuing operations to comprise two segments: Atlantis Plastic Films and Atlantis Molded Plastics. During 1997, 1996, and 1995, an Atlantis Molded Plastics customer accounted for approximately 9%, 9%, and 10%, respectively, of the Company's net sales. Summary data for 1997, 1996, and 1995 is as follows (in thousands):

                                         ATLANTIS     ATLANTIS
                                         PLASTIC       MOLDED
                                          FILMS       PLASTICS      CORPORATE      CONSOLIDATED
                                          -----       --------      ---------      ------------
1997
Net sales                                $187,032      $69,051       $    --         $256,083
Operating income                            9,636        3,204            --           12,840
Identifiable assets                       105,800       52,083        13,006          170,889
Capital expenditures                        4,071        5,080           410            9,561
Depreciation & amortization                 5,967        2,968           756            9,691

                                         ATLANTIS        ATLANTIS
                                         PLASTIC          MOLDED
                                          FILMS          PLASTICS      CORPORATE      CONSOLIDATED
                                          -----          --------      ---------      ------------
1996
Net sales                                $177,851           $89,268    $      --         $267,119
Operating income                           10,117             8,273           --           18,390
Identifiable assets                       108,586            53,519       15,796          177,901
Capital expenditures                        4,084             2,026          640            6,750
Depreciation & amortization                 6,002             3,393          566            9,961

1995
Net sales                                $192,806           $88,258    $      --         $281,064
Operating income (loss)                     1,982            (2,697)          --             (715)
Identifiable assets                       111,831            56,419       12,211          180,461
Capital expenditures                        7,616             5,472          676           13,764
Depreciation & amortization                 6,638             3,511          557           10,706


NOTE 12. PROFIT SHARING AND RETIREMENT PLANS

         Atlantis and certain of its subsidiaries have profit sharing and defined contribution retirement plans. Generally, such plans cover all employees who have attained the age of 21 and have at least one year of service. The Board of Directors of each company determines contributions to the plans on an annual basis. Related expenses applicable to continuing operations were approximately $936,000, $1.1 million, and $812,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 13. RELATED PARTIES

         A management agreement exists between the Company and Trivest, an affiliate of a major shareholder. Trivest and the Company have certain common officers, directors, and shareholders. Fees charged to expense under this agreement, including the portion related to discontinued operations, amounted to $517,400; $497,000; and $478,000 for the years ended December 31, 1997, 1996, and 1995, respectively. This agreement expired on December 31, 1997. A revised agreement is presently being negotiated by the Company and Trivest and a definitive agreement is expected to be signed by March 31, 1998.

         Atlantis shares its Miami, FL office space with several related entities. Rent expense for this office space, as well as certain other non-direct general and administrative expenses, are allocated among Atlantis and these entities.

NOTE 14. COMMITMENTS AND CONTINGENCIES

         The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.

         As part of Atlantis' ongoing capital spending program, the Company has converted, or is in the process of converting, its information systems in order to accommodate the year 2000 date change. The Company expects to complete these changes during the first quarter of 1999. Capital expenditures and SG&A expenses related solely to the year 2000 date change are not expected to have a material impact on the Company's business, operations, or financial condition.

         Atlantis and its subsidiaries lease various office space, buildings, transportation, and production equipment with terms in excess of one year. Total expense under these agreements for the years ended December 31, 1997, 1996, and 1995 was approximately $1.9 million, $1.7 million, and $1.5 million, respectively.

         The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 1997, consisted of the following (in thousands):

                           YEAR                     AMOUNT
                           ----                     ------
                           1998                     $1,820
                           1999                      1,086
                           2000                        802
                           2001                        705
                           2002                        609
                           Thereafter                1,557
                                                 ---------
                           TOTAL                    $6,579
                                                 =========

NOTE 15. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER RESTRUCTURING CHARGES

         In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded impairment of long-lived assets and other restructuring charges, as discussed below.

         The Company's Tulsa custom film facility which was unprofitable during 1995, had experienced operating losses in prior periods, and was expected to continue to incur operating losses in the future if the fourth quarter 1995 restructuring of the business was not undertaken. As part of that restructuring, the Company estimated the facility's future cash flows from its operations and its eventual disposition, compared those amounts to its carrying value, and determined that an impairment loss should be recognized. Accordingly, during the fourth quarter of 1995, goodwill associated with the facility was written off, and its fixed assets were written down to fair value. This facility was closed in August 1996, and was subsequently sold in December 1996 (see Note 2).

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

         The fourth quarter 1995 noncash charges for the impairment of long-lived assets associated with the Tulsa custom film facility and the reduction in carrying value of PCI totaled $10.6 million. Of this amount, goodwill write-offs totaled approximately $8.9 million (with no associated tax benefit), and fixed asset write-downs totaled approximately $1.7 million pre-tax, or $1.0 million after-tax.

         During 1995, the Company also recorded restructuring charges of approximately $1.9 million related to: (i) the first quarter 1995 reorganization of its senior management group (approximately $750,000); (ii) the third and fourth quarter 1995 reconfiguration of its stretch film sales organization (approximately $800,000); and (iii) the fourth quarter 1995 headcount reduction costs associated with the restructuring of the Tulsa custom facility and the injection molding unit (approximately $350,000). As of December 31, 1996, all amounts relating to these matters had been paid.

         During 1997, the Company recorded impairment of long-lived assets and other restructuring charges of $815,000, or $505,300 after taxes, related to:
(i) the closing of the Company's Nashville, TN injection molding facility, including approximately $250,000 in non-cash charges for the write-down of fixed assets and leasehold improvements associated with that facility; and (ii) restructuring expenses associated with management changes in the Company's stretch film unit. As of December 31, 1997, $102,000 of this amount remains to be paid, and is expected to be paid during 1998.

NOTE 16. DISCONTINUED OPERATIONS

         Discontinued operations relate to Western Pioneer. The Western Pioneer sale contract contained a provision which required that the adequacy of Western Pioneer's loss reserves as of March 31, 1995 be evaluated during the fourth quarter of

1997. This evaluation was performed and resulted in a pre-tax gain of $192,000, and an after tax gain of $126,000, which was recognized by the Company in the fourth quarter of 1997.

         During 1996, the Company sold vacant land acquired in connection with the Western Pioneer sale and recognized a net loss after-tax of approximately $47,000. In addition, during 1996 the Company recognized additional income on the sale of Western Pioneer of approximately $143,000, net of tax, related to certain tax benefits due to the Company.

         The following table summarizes Western Pioneer's operating results for the eight months ended August 31, 1995:

            (in thousands)
            Revenues                                     $17,621
            Expenses                                      17,872
                                                         -------
            Net loss                                     $  (251)
                                                         =======

NOTE 17. ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The FASB believes that SFAS No. 130 should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the effect on operating results of implementing SFAS 130; however, the adoption of this statement is not expected to have a materially adverse effect on consolidated financial position. The Company has not yet determined the impact of SFAS 131 on its future disclosures. SFAS 130 and 131 must be implemented for fiscal years ending after December 15, 1998.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets. The FASB believes that SFAS No. 132 should help investors, creditors, and others in analyzing the benefit obligation, the fair value of plan assets, and changes in the obligation and fair value during the year. It also standardizes the disclosure requirements for pensions and other postretirement benefits. The Company has not yet determined the impact of SFAS 132 on its future disclosures. SFAS 132 must be implemented for fiscal years ending after December 15, 1998.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Unaudited consolidated quarterly financial data for the years ended December 31, 1997 and 1996 are as follows:

                                                                   (in thousands, except per share data)
                                               1ST QUARTER           2ND QUARTER             3RD QUARTER            4TH QUARTER
                                               -----------           -----------             -----------            -----------
                                              1997       1996       1997      1996         1997       1996        1997        1996
                                              ----       ----       ----      ----         ----       ----        ----        ----
NET SALES                                  $64,323    $64,273    $65,530     $70,576    $63,895     $68,211    $62,335     $64,059
GROSS PROFIT                                 9,187     11,441      9,043      12,831     10,034      11,522     10,871       9,937
INCOME (LOSS) - CONTINUING OPERATIONS         (713)       335       (312)      1,344        568       1,322        732       5,073
INCOME (LOSS) - DISCONTINUED OPERATIONS          -          -          -         (47)         -         143        126           -
EXTRAORDINARY LOSS                               -          -          -           -          -         (73)         -           -
NET INCOME (LOSS)                             (713)       335       (312)      1,297        568       1,392        858       5,073
INCOME (LOSS) FROM CONTINUING
  OPERATIONS PER COMMON SHARE
           - BASIC                          ($0.10)     $0.04     ($0.04)      $0.18      $0.08       $0.18      $0.10       $0.71
           - DILUTED                        ($0.10)     $0.04     ($0.04)      $0.17      $0.08       $0.17      $0.10       $0.63

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) DOCUMENTS FILED AS A PART OF THIS REPORT:                                                      PAGE

           (1)        Financial Statements:

                      Report of Independent Accountants.......................................         18
                      Consolidated Income Statements..........................................         19
                      Consolidated Balance Sheets.............................................         20
                      Consolidated Statements of Shareholders' Equity.........................         21
                      Consolidated Statements of Cash Flows...................................         22
                      Notes to Consolidated Financial Statements..............................         23


           (2)       Financial Statement Schedules:

                     The following Financial Statement Schedule for the years ended December 31, 1995, 1996, and 1997 is submitted herewith:

                      Report of Independent Accountants on Financial Statement Schedule.......         36

                      Schedule II - Valuation and Qualifying Accounts.........................         37

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

         In connection with our audits of the Consolidated Financial Statements of Atlantis Plastics, Inc., as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which financial statements are included in this Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14(A) 2 herein.

         In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                       Coopers & Lybrand L.L.P.


         Atlanta, Georgia
         February 11, 1998

 ATLANTIS PLASTICS, INC.
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 31,
 ($ in thousands)

                                                                BALANCE AT  CHARGED TO    CHARGED              BALANCE
                                                                BEGINNING   COSTS AND    TO OTHER               AT END
 CLASSIFICATION                                                  OF YEAR     EXPENSES    ACCOUNTS  DEDUCTIONS   OF YEAR
 1997
     Allowances reducing the assets in the balance sheet:
         Doubtful accounts receivable                                $633        $514     $   -          $251       $896
         Reserve for inventory obsolescence                           418           8         -             -        426
                                                                   ------        ----     -----          ----     ------
            Total                                                  $1,051        $522     $   -          $251     $1,322
                                                                   ======        ====     =====          ====     ======


 1996
     Allowances reducing the assets in the balance sheet:
         Doubtful accounts receivable                              $1,530        $143     $   -     $1,040        $633
         Reserve for inventory obsolescence                           342          91         -         15         418
                                                                   ------        ----     -----       ----      ------
            Total                                                  $1,872        $234     $   -     $1,055      $1,051
                                                                   ======        ====     =====     ======      ======


 1995
     Allowances reducing the assets in the balance sheet:
         Doubtful accounts receivable                                $761      $1,152     $   -       $383     $1,530
         Reserve for inventory obsolescence                           266         140         -         64        342
                                                                   ------      -------     -----      ----     ------
            Total                                                  $1,027      $1,292     $   -       $447     $1,872
                                                                   =======     =======   ========    =====     ======

           (3) Exhibits (An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1      Registrant's Articles of Incorporation (3.1)(1)

3.2      Registrant's Bylaws (February 1988) (3.2)(1)

4.1 Form of Stock Certificate evidencing ownership of Registrant's Class A Common Stock(10)

4.2 Trust Indenture between Registrant and American Stock Transfer and Trust Company (4.2)(7)

4.3      Form of Senior Note, dated February 15, 1993 (4.3)(7)

10.1 *Registrant's Amended and Restated Stock Option Plan, dated as of March 16, 1989 (10.1)(4)

10.2    *Registrant's 1987 Disinterested Directors Stock Option Plan (10.2)(2)

10.3    *Registrant's Amended and Restated 1990 Stock Option Plan (10.2)(4)

10.4    *Registrant's 1997 Stock Option Plan(20)

10.5 *Fourth Amended and Restated Management Agreement between Registrant and Trivest, Inc. (10.5)(6)

10.6 *Second Amended and Restated Employment Agreement, dated January 1, 1990 between Registrant and Earl W. Powell (10.6)(3)

10.7 *First Amendment To Second Amended and Restated Employment Agreement, dated as of April 1, 1992, between Registrant and Earl W. Powell (10.7)(7)

10.8 *Employment Agreement, dated January 1, 1990, between Registrant and Phillip T. George, M.D. (10.7)(3)

10.9 *First Amendment to Employment Agreement, dated as of April 1, 1992, between the Registrant and Phillip T. George, M.D. (10.9)(7)

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

10.15 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated October 30, 1991 (10.43)(5)

10.16 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated January 13, 1992 (10.44)(5)

10.17 Consent and Acknowledgment to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated February 18, 1993 (10.22)(7)

10.18 Loan Agreement between Arkansas Development Finance Authority and Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), dated March 18, 1992 (10.69)(6)

10.19 Promissory Note from Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992 (10.70)(6)

10.20 Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (10.78)(6)

10.21 First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997.(21)

10.22 Subordination and Attornment Agreement between State Farm Life Insurance Company and National Poly Products, Inc. dated April 6, 1992 (10.78)(6)

10.23 Intercreditor Agreement between Heller Financial, Inc., Arkansas Development Finance Authority and Worthen Trust Company, Inc. (10.40)(7)

10.24 Credit Agreement, dated February 22, 1993, between the Registrant and Heller Financial, Inc. (the "Heller Credit Agreement") (10.39)(7)

10.25 First Amendment and Waiver, dated March 28, 1994, to Heller Credit Agreement. (10.29)(10)

10.26    Consent Letter, dated May 23, 1994, to Heller Credit Agreement.
         (10.30)(10)

10.27 Second Amendment, dated August 15, 1994, to Heller Credit Agreement. (10.31)(10)

10.28 Consent Letter, dated September 9, 1994, to Heller Credit Agreement. (10.32)(10)

10.29 Consent Letter, dated February 13, 1995, to Heller Credit Agreement. (10.33)(10)

10.30 Consent and Waiver Letter, dated February 24, 1995, to Heller Credit Agreement. (10.34)(10)

10.31 Third Amendment to Heller Credit Agreement and Consent, dated as of March 30, 1995. (10.3)(11)

10.32 Fourth Amendment to Heller Credit Agreement, dated as of September 30, 1995. (10.2)(13)

10.33 Fifth Amendment to Heller Credit Agreement, dated as of December 31, 1995. (10.33)(14)

10.34 Sixth Amendment to Heller Credit Agreement, dated as of December 30, 1995. (10.1)(16)

10.35 Seventh Amendment to Heller Credit Agreement, dated as of September 5, 1996. (10.2)(16)

10.36 Eighth Amendment to Heller Credit Agreement, dated as of November 6, 1996. (10.35)(18)

10.37 Ninth Amendment to Heller Credit Agreement, dated as of January 31, 1997. (10.36)(18)

10.38    Tenth Amendment to Heller Credit Agreement, dated as of August 4,
         1997.(21)

10.39 Eleventh Amendment to Heller Credit Agreement, dated as of November 3, 1997. (10.7) (19)

10.40 Twelfth Amendment to Heller Credit Agreement, dated as of February 20, 1998.(21)

10.41 Amended Revolving Note, dated February 20, 1998, between the Registrant and Heller Financial, Inc. (21)

10.42 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (10.35)(10)

10.43 *Employment Agreement, dated February 1, 1995, between the Registrant and Anthony F. Bova. (10.1)(11)

10.44 *Amendment dated April 8, 1996 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova. (10.1)(15)

10.45 *Amendment dated February 14, 1997 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova. (10.1)(19)

10.46 *Employment Agreement, dated March 6, 1995, between the Registrant and Paul Rudovsky. (10.2)(11)

10.47 *Amendment dated April 8, 1996 to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky. (10.2)(15)

10.48 *Amendment dated February 14, 1997 to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky. (10.2)(19)

10.49 Master Security Agreement and Promissory Note between Cyanede Plastics, Inc. and General Electric Capital Corporation ("GECC") in the amount of $2,673,919, dated as of February 23, 1995. (10.4)(11)

10.50 Corporate Guaranty of the Registrant of the obligations of Cyanede Plastics, Inc. to GECC, dated as of February 23, 1995. (10.5)(11)

10.51 Master Security Agreement and Promissory Note between Pierce Plastics, Inc. and GECC in the amount of $221,790, dated as of February 23, 1995. (10.6)(11)

10.52 Corporate Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to GECC, dated as of February 23, 1995. (10.7)(11)

10.53 Master Security Agreement and Promissory Note between Atlantis Plastic Films, Inc. (as successor by merger to Linear Films, Inc.) and GECC in the amount of $900,000, dated as of February 23, 1995. (10.10)(11)

10.54 Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $650,000, dated as of February 23, 1995. (10.11)(11)

10.55 Corporate Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to GECC dated as of February 23, 1995. (10.12)(11)

10.56 Loan and Security Agreement by the Among Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., Plastic Containers, Inc. and The CIT/Equipment Group Financing, Inc. ("CIT"), dated as of 4/13/95. (10.13)(11)

10.57 First Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc., Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc., Plastic Containers, Inc. and CIT dated to be effective as of December 31, 1995. (10.47)(14)

10.58 Second Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc., Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc. and CIT dated to be effective as of December 31, 1996. (10.51)(18)

10.59 Promissory Note from Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., and Plastic Containers, Inc. to CIT in the amount of $15,000,000, dated as of April 13, 1995. (10.14)(11)

10.60 Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to CIT, dated as of April 13, 1995. (10.15)(11)

10.61 Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of May 19, 1995. (10.16)(12)

10.62 First Amendment to National City Bank, Northeast, Credit Agreement, dated as of September 30, 1995. (10.3)(13)

10.63 Second Amendment to National City Bank, Northeast, Credit Agreement, dated to be effective as of December 31, 1995. (10.52)(14)

10.64 Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of January 30, 1997. (10.57)( 18)

10.65 Third Amendment to National City Bank, Northeast, Credit Agreement, dated as of June 30, 1997. (10.7)(19)

10.66 Consolidated Amendment No. 1 to Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of December 31, 1997. (10.3)(21)

10.67 Stock Purchase Agreement for the acquisition of Western Pioneer Insurance Company by and between the Commerce Insurance Company, a Massachusetts Corporation and the Registrant, dated as of May 18, 1995. (10.17)(12)

10.68 Demand Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $1,280,579.70, dated as of May 8, 1995. (10.18)(12)

10.69 Stock Purchase Agreement dated as of October 18, 1996 among Reid Plastics, Inc., Atlantis Molded Plastics, Inc. and Plastic Containers, Inc. (2.1)(17)

10.70 Sublease dated September 15, 1997 between Registrant and II Eagles Plastics, Inc. (10.3)(19)

10.71 Agreement dated September 15, 1997 between Registrant and II Eagles Plastics, Inc. (10.4)(19)

10.72 Equipment lease dated September 15, 1997 between Registrant and II Eagles Plastics, Inc. (10.5)(19)

21.1     Registrant's Subsidiaries(21)

23.1     Consent of Coopers & Lybrand L.L.P.(21)

27.1     Financial Data Schedule (for SEC use only)

27.2 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended September 30, 1997 (for SEC use only)

27.3 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended June 30, 1997 (for SEC use only)

27.4 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended March 31, 1997 (for SEC use only)

27.5 Restated Financial Data Schedule for Form 10-K filed for the fiscal year ended December 31, 1996 (for SEC use only)

27.6 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended September 30, 1996 (for SEC use only)

27.7 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended June 30, 1996 (for SEC use only)

27.8 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended March 31, 1996 (for SEC use only)

27.9 Restated Financial Data Schedule for Form 10-K filed for the fiscal year ended December 31, 1995 (for SEC use only)
----------
     (1) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Form 8-B filed June 7, 1994.

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

     (18) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     (19) Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant's Quarterly Report on Form 10-Q for the ended September 30, 1997.

     (20) Incorporated by reference to Exhibit A filed with the Registrant's
          Schedule 14A filed on April 29, 1997.

     (21) Filed herewith.

           (B)      REPORTS ON FORM 8-K

           During the fourth quarter of 1997, no reports on Form 8-K were filed by the Registrant.

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

                                      ATLANTIS PLASTICS, INC.

  Date: March 27, 1998                 By:/S/    PAUL RUDOVSKY
                                          --------------------------------------
                                                     PAUL RUDOVSKY
                                                EXECUTIVE VICE PRESIDENT,
                                               FINANCE AND ADMINISTRATION
                                              (PRINCIPAL FINANCIAL OFFICER)

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

                SIGNATURE                                          TITLE                             DATE
                ---------                                          -----                             ----

   /S/    EARL W. POWELL                                   Chairman of the Board                March 27, 1998
  --------------------------------------------
          EARL W. POWELL

                                                               Director and
   /S/    PHILLIP T. GEORGE, M.D.                              Vice Chairman                    March 27, 1998
  --------------------------------------------
          PHILLIP T. GEORGE, M.D.

                                                            President and Chief
                                                             Executive Officer
   /S/    ANTHONY F. BOVA                              (Principal Executive Officer)            March 27, 1998
  --------------------------------------------
          ANTHONY F. BOVA

                                                         Executive Vice President
                                                        Finance and Administration
   /S/    PAUL RUDOVSKY                                (Principal Financial Officer)            March 27, 1998
  --------------------------------------------
          PAUL RUDOVSKY

   /S/    CHARLES D. MURPHY, III                                 Director                       March 27, 1998
  --------------------------------------------
          CHARLES D. MURPHY, III

   /S/    CHESTER B. VANATTA                                     Director                       March 27, 1998
  --------------------------------------------
          CHESTER B. VANATTA

   /S/    LARRY D. HORNER                                        Director                       March 27, 1998
  --------------------------------------------
          LARRY D. HORNER

   /S/    CESAR ALVAREZ                                          Director                       March 27, 1998
  --------------------------------------------
          CESAR ALVAREZ

                                INDEX TO EXHIBITS

EXHIBIT

10.21 First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997.(21)

10.38    Tenth Amendment to Heller Credit Agreement, dated as of August 4,
         1997.(21)

10.40 Twelfth Amendment to Heller Credit Agreement, dated as of February 20, 1998.(21)

10.41 Amended Revolving Note, dated February 20, 1998, between Registrant and Heller Financial, Inc..(21)

10.66 Consolidated Amendment No. 1 to Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of December 31, 1997.(21)

21.1     Registrant's Subsidiaries(21)

23.1     Consent of Coopers & Lybrand L.L.P.(21)

27.1     Financial Data Schedule (for SEC use only)

27.2 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended September 30, 1997 (for SEC use only)

27.3 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended June 30, 1997 (for SEC use only)

27.4 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended March 31, 1997 (for SEC use only)

27.5 Restated Financial Data Schedule for Form 10-K filed for the fiscal year ended December 31, 1996 (for SEC use only)

27.6 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended September 30, 1996 (for SEC use only)

27.7 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended June 30, 1996 (for SEC use only)

27.8 Restated Financial Data Schedule for Form 10-Q filed for the quarterly period ended March 31, 1996 (for SEC use only)

27.9 Restated Financial Data Schedule for Form 10-K filed for the fiscal year ended December 31, 1995 (for SEC use only)