Form 10-Q
period 1998-03-31
ATLANTIS PLASTICS INC
filed 1998-04-30
CIK 811828

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

                  For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         CLASS SHARES                        OUTSTANDING AT MARCH 31, 1998
         ------------                        -----------------------------

       A, $.10 par value                               4,622,937
       B, $.10 par value                               2,945,605

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------


PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Income (Unaudited) for the
         three months ended March 31, 1998 and 1997......................   1

         Consolidated Balance Sheets (Unaudited) as of
         March 31, 1998 and December 31, 1997............................   2

         Consolidated Statements of Cash Flows (Unaudited) for the
         three months ended March 31, 1998 and 1997......................   3

         Notes to Consolidated Financial Statements (Unaudited)..........   4

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations................   7


PART II. OTHER INFORMATION


          Item 1 - Legal Proceedings.....................................  11

          Item 6 - Exhibits and Reports on Form 8-K......................  11


SIGNATURES...............................................................  12

                            ATLANTIS PLASTICS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    ---------------------------------
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    ----------------------------------
                                                                         1998                1997
                                                                    ----------------------------------


Net sales.....................................................             $64,427            $64,323
Cost of sales.................................................              53,138             55,136
                                                                    ---------------    ---------------
                   GROSS PROFIT...............................              11,289              9,187

Selling, general and administrative expenses..................               5,973              6,430
Impairment of long-lived assets and restructuring charges.....                   -                960
                                                                    ---------------    ---------------

                   OPERATING INCOME...........................               5,316              1,797

Net interest expense..........................................              (2,748)            (2,837)
                                                                    ---------------    ---------------
                   INCOME (LOSS) BEFORE INCOME TAXES..........               2,568             (1,040)

Income tax (provision) benefit................................                (881)               327
                                                                    ---------------    ---------------

                   NET INCOME (LOSS)..........................              $1,687              ($713)
                                                                    ===============    ===============


NET INCOME (LOSS) PER COMMON SHARE
     Basic                                                                   $0.23             ($0.10)

     Diluted                                                                 $0.22             ($0.10)

Weighted-average number of shares used in computing
income (loss) per share (in thousands):
     Basic                                                                   7,347              7,203

     Diluted                                                                 7,617              7,203



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                            ATLANTIS PLASTICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                                                                   ---------------    ---------------
                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        1998                1997
                                                                                   ---------------    ---------------
ASSETS

Cash and equivalents.........................................................             $11,153             $8,346
Accounts receivable, net.....................................................              26,116             25,444
Inventories..................................................................              18,545             18,517
Other current assets.........................................................               6,290              7,448
                                                                                   ---------------    ---------------
    Current assets...........................................................              62,104             59,755

Property and equipment, net..................................................              59,887             60,065
Goodwill, net of accumulated amortization....................................              48,568             48,961
Other assets.................................................................               1,994              2,108
                                                                                   ---------------    ---------------

    Total assets.............................................................            $172,553           $170,889
                                                                                   ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses........................................             $24,055            $24,146
Current portion of long-term debt............................................               3,256              3,254
                                                                                   ---------------    ---------------
    Current liabilities......................................................              27,311             27,400

Long-term debt, less current portion.........................................             101,199            101,862
Deferred income taxes........................................................               8,366              8,287
Other liabilities............................................................                 710                791
                                                                                   ---------------    ---------------
    Total liabilities........................................................             137,586            138,340
                                                                                   ---------------    ---------------

Commitments and contingencies                                                                   -                  -

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
    4,622,937 and 4,358,516 shares issued and outstanding in 1998 and 1997...                 462                436
  Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
    2,945,605 and 2,742,280 shares issued and outstanding in 1998 and 1997...                 295                274
  Additional paid-in capital.................................................               8,791              7,117
  Notes receivable from sale of Common Stock.................................                (990)                 -
  Retained earnings..........................................................              26,409             24,722
                                                                                   ---------------    ---------------
    Total shareholders' equity...............................................              34,967             32,549
                                                                                   ---------------    ---------------

                                                                                         $172,553           $170,889
                                                                                   ===============    ===============



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                            ATLANTIS PLASTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                    ---------------------------------
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    ----------------------------------
                                                                         1998                1997
                                                                    ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................              $1,687              ($713)
                                                                    ---------------    ---------------
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Depreciation..............................................               1,959              1,792
    Amortization of goodwill..................................                 393                399
    Loan fee and other amortization...........................                 106                141
    Changes in assets and liabilities:
        Increase in accounts receivable.......................                (672)            (1,240)
        Increase in inventories...............................                 (28)            (1,000)
        Decrease in other current assets......................               1,158                314
        Decrease in accounts payable and accrued expenses.....                 (91)            (5,167)
        Increase in deferred income taxes.....................                  79                129
        Decrease in other liabilities.........................                 (81)               (72)
        Other, net............................................                   8                277
                                                                    ---------------    ---------------
        Total adjustments.....................................               2,831             (4,427)
                                                                    ---------------    ---------------
         Net cash provided by (used in) operating activities..               4,518             (5,140)
                                                                    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................              (1,781)            (1,408)
                                                                    ---------------    ---------------
         Net cash used in investing activities................              (1,781)            (1,408)
                                                                    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt..................................                (661)              (665)
  Purchases of Common Stock...................................                   -             (2,994)
  Proceeds from exercise of stock options.....................                 731                 64
                                                                    ---------------    ---------------
         Net cash provided by (used in) financing activities..                  70             (3,595)
                                                                    ---------------    ---------------

Net increase (decrease) in cash and equivalents...............               2,807            (10,143)

Cash and equivalents at beginning of period...................               8,346             15,905
                                                                    ---------------    ---------------

Cash and equivalents at end of period.........................             $11,153             $5,762
                                                                    ===============    ===============



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements of Atlantis Plastics, Inc. and Subsidiaries ("Atlantis" or the "Company"), do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet, included herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                  Atlantis Molded Plastics accounts for approximately one-quarter of the Company's net sales and employs two principal technologies, serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, and agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

                  All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current period presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This implementation required no additional disclosure by the Company.

4. During the first quarter of 1997, the Company recorded impairment of long-lived assets and other restructuring charges of $960,000, or $586,000 after taxes, related to: (i) the closing of the Company's Nashville, Tennessee injection molding facility, including approximately $250,000 in non-cash charges for the write-down of fixed assets and leasehold improvements associated with that facility, and (ii) restructuring expenses associated with management changes in the Company's stretch film unit. Anticipated costs (primarily severance and moving costs) associated with the closing of the Nashville facility were reduced by $145,000 in the second half of 1997.

5. In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million Class A and Class B Common Stock then outstanding. Through June 1997, the Company had repurchased 320,344 shares (including 210,244 shares issued in connection with the conversion of Preferred Stock, described below), and options for 55,125 shares, for total consideration of approximately $3.3 million. The Company was restricted from repurchases during the second half of 1997 since it fell below the fixed charge ratio specified in the 11% Senior
         Note Indenture. As of December 31, 1997, the Company exceeds this fixed charge ratio and, accordingly, has the ability to repurchase shares of its Common Stock under its share repurchase program effective February 11, 1998.

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

6. In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact of SFAS 131 on its future disclosures. SFAS 131 must be implemented for fiscal years ending after December 15, 1998.

                  In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. This Statement does not apply to the Company.

                  This Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases to customers in a timely fashion, industry overcapacity, product acceptance, technological changes which could alter the demand for product or adversely impact the competitive cost of production, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL
         Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, building supply, and recreational vehicle industries.

         Selected income statement data for the quarterly periods ended March 31, 1997 through March 31, 1998 are as follows:


     ($ in millions)                       1998                                            1997
                                           ----                        --------------------------------------------
                                            Q1                           Q4           Q3           Q2            Q1
                                            --                           --           --           --            --
     NET SALES
     Plastic Films                        $44.9                        $45.6        $47.6        $48.1         $45.7
     Molded Plastics                       19.5                         16.8         16.3         17.4          18.6
                                          -----                        ---------------------------------------------
     TOTAL                                $64.4                        $62.3        $63.9        $65.5         $64.3
                                          =====                        =============================================


                                                PERCENTAGE OF NET SALES

     GROSS PROFIT
     Plastic Films                          19%                          18%          17%          13%          13%
     Molded Plastics                        15%                          17%          13%          17%          18%
                                          -----                        --------------------------------------------
     TOTAL                                  18%                          17%          16%          14%          14%
                                          =====                        ============================================

     OPERATING INCOME
     Plastic Films                           9%                           7%           8%           3%           3%(a)
     Molded Plastics                         6%                           5%(a)        2%(a)        6%           8%(a)
                                          -----                        --------------------------------------------
     TOTAL                                   8%                           7%(a)        6%(a)        4%           4%(a)
                                          =====                        ============================================

     NET INTEREST EXPENSE                  $2.7                        $2.8         $2.9         $2.9         $2.8
                                          =====                        ============================================


(a) Amounts exclude the effects of the 1997 impairment of long-lived assets and restructuring charges totaling $815,000 and more fully described in Note 4 of Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The Company's 1998 first quarter sales of $64.4 million were comparable to last year's sales for the same period, with increased Atlantis Molded Plastics sales offset by lower Atlantis Plastic Film sales. Atlantis Molded Plastics net sales for the first three months of 1998 totaled $19.5 million, or 5% higher than last year's first quarter sales of $18.6 million. First quarter 1998 Atlantis Plastic Film sales of $44.9 million were 2% lower than last year's first quarter sales of $45.7 million, due to lower average selling prices caused by intense competition and unchanged volume (measured in pounds).

         The Company's first quarter gross profit margins increased from 14% in 1997 to 18% in 1998, primarily due to improved gross profit margins in Atlantis Plastic Films which increased from 13% in 1997 to 19% in 1998. This increase is largely due to continued cost reduction measures, including improved gross spreads in Stretch Film. First quarter gross profit margins in the Molded Plastics segment declined from 18% in 1997 to 15% in 1998 primarily due to a change in the mix of production in the injection molded units.

         Selling, general, and administrative ("SG&A") expenses were $6.0 million for the first quarter of 1998 compared to $6.4 million for this period last year. This decrease is partially attributable to the reduction in management fees payable to Trivest, Inc. and the termination of the employment agreements between the Company and the Chairman of the Board of Directors and the Chairman of the Executive Committee of the Board of Directors. The 1997 expenses exclude restructuring charges taken in 1997 as described further below. The Company has reduced SG&A expenses by approximately 20% since the beginning of 1995 through a series of cost reduction and restructuring programs. Management does not anticipate further substantial reductions in SG&A in the immediate future.

         In the first quarter of 1997, the Company incurred a $960,000 restructuring charge related to estimated costs associated with the above mentioned closing of its Nashville injection molding facility and management changes implemented in May, 1997 in the Company's stretch film unit. Anticipated costs (primarily severance and moving costs) associated with the closing of the Nashville facility were reduced by $145,000 in the second half of 1997.

         First quarter net interest expense equaled $2.7 million, reflecting a 3% reduction from 1997 levels as a result of reduced debt levels in 1998 compared to 1997. Effective tax rates differed from applicable statutory rates in both 1998 and 1997, primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 1998 totaled approximately $34.8 million (including cash and equivalents of $11.2 million), compared to $32.4 million (including cash and equivalents of $8.3 million) at December 31, 1997. On March 31, 1998 there were no borrowings on the Company's revolving credit facility. Unused availability, net of outstanding letters of credit of approximately $1.0 million, equaled $14.0 million.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first three months of 1998, net cash provided by operating activities was approximately $4.5 million, compared to cash used in operations of $5.1 million for the same period last year. Accounts receivable increased $672,000 during the first quarter of 1998 due to higher sales during the month of March 1998 compared to December 1997. Inventory levels remained relatively unchanged in the first quarter of 1998 compared to an increase of $1.0 million in 1997, which was caused by month-end March 1997 inventory purchases by Atlantis

Plastic Films in advance of announced price increases by the Company's resin suppliers. Other current assets decreased by $1.2 million during the first quarter primarily due to payments received on resin rebates receivable outstanding at the end of 1997.

         Accounts payable and accrued expenses decreased $91,000 in the first quarter of 1998 compared to a decline of $5.2 million in 1997. The large decrease in 1997 was primarily due to incentive compensation and income tax payments made during the first quarter of 1997 related to 1996 operating results.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first three months of 1998 consisted of capital expenditures totaling $1.8 million, compared to capital expenditures of $1.4 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash provided by financing activities for the first three months of 1998 was $70,000, compared to cash used by investing activities of $3.6 million during this period last year. Proceeds from the exercise of stock options equaled $731,000 during the first three months of 1998, compared to $64,000 during the same period in 1997. Additionally, cash was used during 1997 to repurchase approximately $3.0 million of Common Stock.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases to customers in a timely fashion, industry overcapacity, product acceptance, technological changes which could alter the demand for product or adversely impact the competitive cost of production, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact of SFAS 131 on its future disclosures. SFAS 131 must be implemented for fiscal years ending after December 15, 1998.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. This Statement does not apply to the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
         The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

10.1 Management Agreement dated as of January 1, 1998 between Registrant and Trivest, Inc.

10.2 Agreement dated January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell, and Phillip T. George, M.D.

27.1     Financial Data Schedule

----------

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







                                          ATLANTIS PLASTICS, INC.



Date: April 30, 1998                      /S/ ANTHONY F. BOVA
                                          -------------------
                                          ANTHONY F. BOVA
                                          President and Chief Executive Officer



Date: April 30, 1998                      /S/ PAUL RUDOVSKY
                                          -----------------
                                          PAUL RUDOVSKY
                                          Executive Vice President, Finance and
                                             Administration

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

10.1 Management Agreement dated as of January 1, 1998 between Registrant and Trivest, Inc.

10.2 Agreement dated January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell, and Phillip T. George, M.D.

27.1     Financial Data Schedule