Form 10-Q
period 1998-06-30
ATLANTIS PLASTICS INC
filed 1998-07-29
CIK 811828

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

                  For the quarterly period ended JUNE 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                CLASS SHARES                       OUTSTANDING AT JUNE 30, 1998
                -------------                      ----------------------------
              A, $.10 par value                              4,525,054
              B, $.10 par value                              2,918,043

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Income (Unaudited) for the
         Six Months Ended June 30, 1998 and 1997.........................   1

         Consolidated Balance Sheets (Unaudited) as of
         June 30, 1998 and December 31, 1997.............................   2

         Consolidated Statements of Cash Flows (Unaudited) for the
         Six Months Ended June 30, 1998 and 1997.........................   3

         Notes to Consolidated Financial Statements (Unaudited)..........   4

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations................   6


PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings......................................   9

         Item 4 - Submission of Matters to a Vote of Security-Holders....   9

         Item 6 - Exhibits and Reports on Form 8-K.......................   9


SIGNATURES...............................................................  10

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                             ----------------------       --------------------
                                                                               1998          1997           1998        1997
                                                                             ----------------------       --------------------


Net sales.................................................................   $  64,080    $  65,530       $ 128,507   $129,853

Cost of sales.............................................................      52,927       56,428         106,065    111,564
                                                                             ---------    ---------       ---------   --------
         GROSS PROFIT.....................................................      11,153        9,102          22,442     18,289

Selling, general and administrative expenses..............................       6,377        6,456          12,350     12,886
Impairment of long-lived assets and restructuring charges.................           -            -               -        960
                                                                             ---------    ---------       ---------   --------
         OPERATING INCOME.................................................       4,776        2,646          10,092      4,443

Net interest expense                                                            (2,696)      (2,879)         (5,444)    (5,716)
                                                                             ---------    ---------       ---------   --------
         INCOME (LOSS) BEFORE INCOME TAXES................................       2,080         (233)          4,648     (1,273)

Income tax (provision) benefit............................................        (504)         (79)         (1,385)       248
                                                                             ---------    ---------       ---------   --------
         NET INCOME (LOSS)                                                   $   1,576    $    (312)       $   3,263   $ (1,025)
                                                                             =========    =========       =========   ========

NET INCOME (LOSS) PER COMMON SHARE:
Basic                                                                        $    0.21    $   (0.04)      $    0.44   $  (0.14)
                                                                             =========    =========       =========   ========

Diluted                                                                      $    0.20    $   (0.04)      $    0.42   $  (0.14)
                                                                             =========    =========       =========   ========

Weighted-average number of shares used in computing
  income (loss) per share (in thousands):
      Basic                                                                      7,479        7,062           7,413      7,132
                                                                             =========    =========       =========   ========

      Diluted                                                                    7,833        7,062           7,736      7,132
                                                                             =========    =========       =========   ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                                                                     JUNE 30,         DECEMBER 31,
                                                                                      1998                1997
                                                                                   ------------      --------------
ASSETS

Cash and equivalents............................................................   $   12,961        $    8,346
Accounts receivable, net........................................................       25,046            25,444
Inventories.....................................................................       16,620            18,517
Other current assets............................................................        7,347             7,448
                                                                                   ----------        ----------
    Current assets..............................................................       61,974            59,755

Property and equipment, net.....................................................       59,499            60,065
Goodwill, net of accumulated amortization.......................................       48,175            48,961
Other assets....................................................................        1,878             2,108
                                                                                   ----------        ----------
                                                                                   $  171,526        $  170,889
                                                                                   ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses...........................................   $   24,075        $   24,146
Current portion of long-term debt...............................................        3,245             3,254
                                                                                   ----------        ----------
    Current liabilities.........................................................       27,320            27,400

Long-term debt, less current portion............................................       99,889           101,862
Deferred income taxes...........................................................        8,507             8,287
Other liabilities...............................................................          628               791
                                                                                   ----------        ----------
    Total liabilities...........................................................      136,344           138,340
                                                                                   ----------        ----------


Commitments and contingencies                                                               -                 -

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
    4,525,054 and 4,205,028 shares issued and outstanding in 1998 and 1997......          453               436
  Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
    2,918,043 and 2,861,979 shares issued and outstanding in 1998 and 1997......          292               274
  Additional paid-in capital....................................................        8,910             7,117
  Notes receivable from sale of Common Stock                                             (923)                -
  Retained earnings.............................................................       26,450            24,722
                                                                                   ----------        ----------
    Total shareholders' equity..................................................       35,182            32,549
                                                                                   ----------        ----------
                                                                                   $  171,526        $  170,889
                                                                                   ==========        ==========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                    ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                -------------------------------
                                                                                     1998              1997
                                                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................          3,263            ($1,025)
                                                                                ------------       ------------
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Depreciation.............................................................          3,963              3,669
    Amortization of goodwill.................................................            786                786
    Loan fee and other amortization..........................................            230                311
    Changes in assets and liabilities:
        Decrease  in accounts receivable.....................................            398                638
        Decrease (increase) in inventories...................................          1,897             (1,950)
        Decrease (increase) in other current assets..........................            101             (1,000)
        (Decrease) in accounts payable and accrued expenses..................            (71)            (4,539)
        Increase  in deferred income taxes...................................            220                275
        Decrease in other liabilities........................................           (163)              (148)
        Other, net...........................................................              4                 25
                                                                                ------------       ------------
        Total adjustments....................................................          7,365             (1,933)
                                                                                ------------       ------------
          Net cash provided by (used in) operating activities................         10,628             (2,958)
                                                                                ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................................         (3,515)            (3,702)
  Proceeds from asset dispositions...........................................            118                  -
                                                                                ------------       ------------
          Net cash used in investing activities..............................         (3,397)            (3,702)
                                                                                ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements...............................              -                  -
  Repayments under revolving credit agreements...............................              -                  -
  Payments on long-term debt.................................................         (1,982)            (1,314)
  Purchase of Common Stock and options.......................................         (1,818)            (2,994)
  Proceeds from exercise of stock options....................................          1,184                104
                                                                                ------------       ------------
          Net cash used in financing activities..............................         (2,616)            (4,204)
                                                                                ------------       ------------

Net increase (decrease) in cash and equivalents..............................          4,615            (10,864)

Cash and equivalents at beginning of period..................................          8,346             15,905

                                                                                ------------       ------------
Cash and equivalents at end of period........................................   $     12,961       $      5,041
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

5. In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million Class A and Class B Common Stock then outstanding. Through June 1997, the Company had repurchased 320,344 shares (including 210,244 shares issued in connection with the conversion of Preferred Stock, described below), and options for 55,125 shares, for total consideration of approximately $3.3 million. The Company was restricted from repurchases during the second half of 1997 since it fell below the fixed charge ratio specified in the 11% Senior
         Note Indenture. Since December 31, 1997, the Company has exceeded this fixed charge ratio and, accordingly, has had the ability to repurchase shares of its Common Stock under its share repurchase program effective February 11, 1998. Through June 1998, the Company has repurchased an additional 222,200 shares for a total consideration of approximately $1.8 million.

                  In January 1997, the Company issued a mandatory conversion notice to the holder of the 20,000 outstanding shares of the Company's Series A Preferred Stock ("Preferred Stock"). The Preferred Stock was convertible into 210,244 shares of Class A Common Stock. After issuing the mandatory conversion notice, the Company reached an agreement with the Preferred Stock holder to repurchase all of the common shares resulting from the conversion notice for $2 million (the original price paid for the Preferred Stock by the holder and included in the $3.3 million consideration cited earlier in this Note), and completed the repurchase in late March 1997. Prior to this conversion, each share of Preferred Stock had a liquidation preference of $100, and the holder of the Preferred Stock was entitled to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year.

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

         Selected income statement data for the quarterly periods ended March 31, 1997 through June 30, 1998 are as follows:

     ($ in millions)                               1998                                                1997
                                          ----------------------                  ----------------------------------------------
                                            Q2              Q1                       Q4           Q3            Q2           Q1
     NET SALES
     ---------
     Plastic Films                          $44.4          $44.9                   $45.6        $47.6        $48.1         $45.7
     Molded Plastics                         19.7           19.5                    16.8         16.3         17.4          18.6
                                          ----------------------                  ----------------------------------------------
     TOTAL                                  $64.1          $64.4                   $62.3        $63.9        $65.5         $64.3
                                          ======================                  ==============================================


                                                                 PERCENTAGE OF NET SALES

     GROSS PROFIT
     ------------
     Plastic Films                           20%            19%                     18%          17%          13%            13%
     Molded Plastics                         12%            15%                     17%          13%          17%            18%
                                             ------------------                     --------------------------------------------
     TOTAL                                   17%            18%                     17%          16%          14%            14%
                                             ==================                     ============================================

     OPERATING INCOME
     ----------------
     Plastic Films                            9%             9%                      7%           8%           3%             3%(a)
     Molded Plastics                          4%             6%                      5%(a)        2%(a)        6%             8%(a)
                                              -----------------                    ---------------------------------------------
     TOTAL                                    8%             8%                      7%(a)        6%(a)        4%             4%(a)
                                              =================                    =============================================

     NET INTEREST EXPENSE                    $2.7          $2.7                     $2.8         $2.9         $2.9          $2.8
                                             ==================                    =============================================

(a) Amounts exclude the effects of the 1997 impairment of long-lived assets and restructuring charges totaling $815,000 and more fully described in Note 4 of Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The Company's 1998 second quarter and year-to-date sales of $64.1 million and $128.5 million were 2% and 1% below last year's sales for the same periods. Atlantis Molded Plastics' second quarter and year-to-date 1998 sales increased 13% and 9%, respectively, compared to last year's sales for the same periods, due to $6.2 million of new business awarded by Whirlpool Corporation in 1997, as well as strong appliance demand in the U.S. economy.

         Atlantis Plastic Films' second quarter and year-to-date 1998 net sales of $44.4 million and $89.3 million, respectively, were $3.8 million and $4.6 million below last year's sales for the same periods primarily due to lower average selling prices resulting from continuing declines in polyethylene resin prices.

         Atlantis Plastic Films' second quarter and year-to-date 1998 gross margins equaled 20% and 19%, respectively, compared to 13% for both periods in 1997. This improvement was due primarily to increased productivity, cost reduction measures, and a more favorable pricing environment in the stretch film market.

         Atlantis Molded Plastics' second quarter and year-to-date 1998 gross margins equaled 12% and 13%, respectively, compared to 17% for the same periods last year. These decreases were due primarily to substantial reductions in sales volumes in one of the Company's injection molding plants. In June 1998, employment levels in this plant were reduced, and efforts are underway to secure additional business in this facility.

         The Company's second quarter 1998 selling, general and administrative ("SG&A") expenses were $6.4 million, which was slightly below last year's SG&A expenses for the same period. The 1998 year-to-date SG&A expenses were $12.4 million compared to $12.9 million in 1997.

         Second quarter and year-to-date 1998 net interest expense equaled $2.7 million and $5.4 million, respectively, lower than the $2.9 million and $5.7 million for the same periods in 1997. This decrease is due to reduced debt levels during the first half of 1998 and to higher interest income resulting from increased cash balances. Effective tax rates differed from applicable statutory rates in both 1998 and 1997, primarily due to nondeductible goodwill amortization, as well as a reduction in the Company's reserve for deferred taxes in 1998. For the first half and second quarter of 1998, the Company made favorable adjustments for amounts that were no longer considered necessary for contingencies for income taxes, resulting in a reduction in income tax expense of $544,000 and $379,000 ($0.07/share and $0.05/share) respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 1998 totaled approximately $34.7 million (including cash and equivalents of $13.0 million), compared to $32.4 million (including cash and equivalents of $8.3 million) at December 31, 1997. On June 30, 1998, there were no borrowings on the Company's revolving credit facility. Unused availability, net of outstanding letters of credit of approximately $1.2 million, equaled $13.8 million.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first six months of 1998, net cash provided by operating activities was approximately $10.6 million, compared to cash used in operations of $3.0 million for the same period last year. Inventories decreased in the first six months of 1998 by $1.9 million due to lower raw materials costs and lower levels of inventories, compared to an increase of $2.0 million in the January to June 1997 period.

         Accounts payable and accrued expenses decreased $71,000 in the first half of 1998 compared to a decline of $4.5 million in 1997. The large decrease in 1997 was primarily due to incentive compensation and income tax payments made during the first quarter of 1997 related to 1996 results.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first six months of 1998 consisted primarily of capital expenditures totaling $3.5 million, compared to capital expenditures of $3.7 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used by financing activities for the first half of 1998 was $2.6 million, compared to $4.2 million during this period last year. Approximately $1.8 million was used to repurchase Common Stock in the first half of 1998, compared to $3.0 million in 1997. Payments on long-term debt totaled $2.0 million this year, compared to $1.3 million in the same period last year. Proceeds from the exercise of stock options amounted to $1.2 million in the first half of 1998, compared to $0.1 million in the same period last year.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases to customers in a timely fashion, industry overcapacity, product acceptance, and technological changes which could alter the demand for product or adversely impact the competitive cost of production. All forward-looking statements should be considered in light of these risks and uncertainties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
(a)      The Registrant held its Annual Meeting of Shareholders on June 4, 1998.

(b)      Not Required.

(c) The matters voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matters are as follows:

         1.    ELECTION OF DIRECTORS

                         NAME                    FOR                 WITHHELD
                         ----                    ---                 --------

              CLASS A
              Charles D. Murphy, III           4,429,524               1,458
              Chester B. Vanetta               4,430,077                 905

              CLASS B
              Cesar L. Alvarez                 2,717,008               - 0 -
              Anthony F. Bova                  2,717,008               - 0 -
              Phillip T. George, M.D.          2,717,008               - 0 -
              Larry D. Horner                  2,717,008               - 0 -
              Earl W. Powell                   2,717,008               - 0 -
              Paul Rudovsky                    2,717,008               - 0 -

         2.    ADOPTION OF THE COMPANY'S 1998 STOCK OPTION PLAN

                                                                        BROKER
                     FOR            AGAINST         ABSTENTIONS       NON-VOTES
                     ---            -------         -----------       ---------
                  31,490,582        109,290            1,189               1

(d)      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
3.    Exhibits

27.1     Financial Data Schedule

----------

(b)      Reports on Form 8-K:

         During the second quarter of 1998, the Registrant filed a current report on Form 8-K, dated April 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           ATLANTIS PLASTICS, INC.



Date: July 29, 1998                        /s/ ANTHONY F. BOVA
                                           ---------------------------
                                           ANTHONY F. BOVA
                                           President and Chief Executive Officer

Date: July 29, 1998                        /s/ PAUL RUDOVSKY
                                           -----------------
                                           PAUL RUDOVSKY
                                           Executive Vice President, Finance and
                                              Administration

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

27.1              Financial Data Schedule