Form 10-Q
period 1998-09-30
ATLANTIS PLASTICS INC
filed 1998-11-03
CIK 811828

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

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                              FLORIDA                                              06-1088270
        (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

       1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA                   30339
               (Address of principal executive offices)               (Zip Code)

       (Registrant's telephone number, including Area Code) (800) 497-7659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No_____.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         CLASS SHARES                      OUTSTANDING AT SEPTEMBER 30, 1998
         -------------                     ---------------------------------

       A, $.10 par value                               4,538,054
       B, $.10 par value                               2,918,043

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS



                                                                        PAGE NO.


PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Income (Unaudited) for the
         Nine Months Ended September 30, 1998 and 1997.................     1

         Consolidated Balance Sheets (Unaudited) as of
         September 30, 1998 and December 31, 1997......................     2

         Consolidated Statements of Cash Flows (Unaudited) for the
         Nine Months Ended September 30, 1998 and 1997.................     3

         Notes to Consolidated Financial Statements (Unaudited)........     4

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............     7


PART II. OTHER INFORMATION


         Item 1 - Legal Proceedings....................................    11

         Item 4 - Submission of Matters to a Vote of Security-Holders..    11

         Item 6 - Exhibits and Reports on Form 8-K.....................    11


SIGNATURES.............................................................    12

                     ATLANTIS PLASTICS, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                ---------------------------------  ------------------------------
                                                                      1998             1997            1998            1997
                                                                ---------------------------------  ------------------------------
Net sales....................................................            $62,954         $63,895        $191,461        $193,748

Cost of sales................................................             51,949          53,920         158,014         165,484
                                                                -----------------  --------------  --------------  --------------
                   Gross profit..............................             11,005           9,975          33,447          28,264

Selling, general and administrative expenses.................              6,092           5,952          18,442          18,838
Impairment of long-lived assets and restructuring charges....                  -            (125)              -             835
                                                                -----------------  --------------  --------------  --------------

                  Operating income...........................              4,913           4,148          15,005           8,591

Net interest expense.........................................             (2,592)         (2,900)         (8,036)         (8,616)
                                                                -----------------  --------------  --------------  --------------
                  Income (loss) from continuing operations
                    before income taxes......................              2,321           1,248           6,969             (25)

Income tax provision.........................................               (961)           (680)         (2,346)           (432)
                                                                -----------------  --------------  --------------  --------------

                  Income (loss) before extraordinary items...              1,360             568           4,623            (457)

Extraordinary loss on early extinguishment of debt, net......               (390)              -            (390)              -

                                                                =================  ==============  ==============  ==============
                  Net income (loss)..........................              $ 970           $ 568         $ 4,233          $ (457)
                                                                =================  ==============  ==============  ==============

EARNINGS PER COMMON SHARE (BASIC)
                  Income (loss) before extraordinary items...              $0.18           $0.08           $0.62          ($0.06)
Extraordinary loss on early extinguishment of debt, net......              (0.05)              -           (0.05)              -
                                                                =================  ==============  ==============  ==============
                  Net income (loss)..........................              $0.13           $0.08           $0.57          ($0.06)
                                                                =================  ==============  ==============  ==============

Weighted -average number of shares...........................              7,479           7,062           7,413           7,132

EARNINGS PER COMMON SHARE (DILUTED)
                  Income (loss) before extraordinary items...              $0.17           $0.08           $0.60          ($0.06)
Extraordinary loss on early extinguishment of debt, net......              (0.05)              -           (0.05)              -
                                                                =================  ==============  ==============  ==============
                  Net income (loss)..........................              $0.12           $0.08           $0.55          ($0.06)
                                                                =================  ==============  ==============  ==============

Weighted -average number of shares...........................              7,833           7,062           7,736           7,132

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


                     ATLANTIS PLASTICS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)


                                                                               September 30,     December 31,
                                                                                   1998             1997
                                                                              -----------------  --------------
ASSETS

Cash and equivalents........................................................           $2,940          $8,346
Accounts receivable, net....................................................           28,810          25,444
Inventories.................................................................           14,634          18,517
Other current assets........................................................            5,827           7,448
                                                                             -----------------  --------------
    Current assets..........................................................           52,211          59,755

Property and equipment, net.................................................           59,381          60,065
Goodwill, net of accumulated amortization...................................           47,768          48,961
Other assets................................................................            1,550           2,108
                                                                             -----------------  --------------
                                                                                     $160,910        $170,889
                                                                             =================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses.......................................          $21,830         $24,146
Current portion of long-term debt...........................................            8,260           3,254
                                                                             -----------------  --------------
    Current liabilities.....................................................           25,090          27,400

Long-term debt, less current portion........................................           84,535         101,862
Deferred income taxes.......................................................            9,094           8,287
Other liabilities...........................................................              544             791
                                                                             -----------------  --------------
    Total liabilities.......................................................          124,263         138,340
                                                                             -----------------  --------------

Commitments and contingencies...............................................                -               -

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
    4,538,054 and 4,329,527 shares issued and outstanding in 1998 and 1997...             454             436
  Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
    2,918,043 and 2,742,280 shares issued and outstanding in 1998 and 1997...             292             274
  Additional paid-in capital.................................................           9,424           7,117
  Notes receivable from sale of Common Stock.................................            (942)              -
  Retained earnings..........................................................          27,419          24,722
                                                                             -----------------  --------------
    Total shareholders' equity...............................................          36,647          32,549
                                                                             -----------------  --------------
                                                                                     $160,910        $170,889
                                                                             =================  ==============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                     ATLANTIS PLASTICS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                       ---------------------
                                                                                                            1998        1997
                                                                                                       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...................................................................................   $  4,233       ($457)
  Adjustments to reconcile net income (loss) to                                                          --------    --------
    net cash provided by operating activities:
    Depreciation ....................................................................................      5,928       5,528
    Amortization of goodwill ........................................................................      1,193       1,193
    Loan fee and other amortization .................................................................        570         429
    Increase in deferred income taxes ...............................................................        807         348
    Changes in assets and liabilities:
        Increase in accounts receivable .............................................................     (3,366)       (341)
        Decrease (increase) in inventories...........................................................      3,883        (185)
        Decrease (increase) in other current assets .................................................      1,621        (111)
        Decrease in accounts payable and accrued expenses............................................     (2,316)     (4,907)
        Decrease in other liabilities ...............................................................       (247)       (224)
        Other, net ..................................................................................        (12)         54
                                                                                                        --------    --------
        Total adjustments ...........................................................................      8,061       1,784
                                                                                                        --------    --------
          Net cash provided by operating activities..................................................     12,294       1,327
                                                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................................................................     (5,450)     (5,567)
  Proceeds from asset dispositions ..................................................................        206         129
                                                                                                        --------    --------
          Net cash used in investing activities .....................................................     (5,244)     (5,438)
                                                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements ......................................................      5,000          --
  Payments on long-term debt ........................................................................    (17,321)     (2,118)
  Purchase of Common Stock and options ..............................................................     (1,818)     (2,994)
  Proceeds from exercise of stock options ...........................................................      1,683         122
                                                                                                        --------    --------
          Net cash used in financing activities .....................................................    (12,456)     (4,990)
                                                                                                        --------    --------

Net  decrease in cash and equivalents................................................................     (5,406)     (9,101)

Cash and equivalents at beginning of period .........................................................      8,346      15,905
                                                                                                        --------    --------
Cash and equivalents at end of period ...............................................................   $  2,940    $  6,804
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

6. During the third quarter of 1998, the Company repurchased, at a premium, $14.7 million of its 11% Senior Notes, which resulted in an after tax extraordinary loss of $390,000, partially related to the write-off of unamortized fees.

7. In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact of SFAS 131 on its future disclosures. SFAS 131 must be implemented for fiscal years ending after December 15, 1998.

              In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. This Statement does not apply to the Company.

8.       Earnings Per Share Data


(all numbers in thousands except per share data)       Three Months Ended                            Nine Months Ended
                                                          September 30,                                 September 30,
                                                       1998            1997                       1998               1997
Basic earnings (loss) per common share:
 Income (loss) before extraordinary items            $1,360            $568                       $4,623             ($457)

Weighted-average common shares outstanding            7,479           7,062                        7,413             7,132
Basic earnings (loss) per common share:               $0.18           $0.08                        $0.62            ($0.06)

Diluted earnings per common share
 Income (loss) before extraordinary items            $1,360            $568                       $4,623             ($457)

Weighted-average common shares outstanding            7,479           7,062                        7,413             7,132
   Add - Options                                        354               -                          323                 -
Weighted-average common shares outstanding
   Plus potential dilutive common shares              7,833           7,062                        7,736             7,132
Diluted earnings per common share                     $0.17           $0.18                        $0.60            ($0.06)

After-tax earnings per share from extraordinary items:
 Basic earnings (loss) per common share:            ($0.05)               -                       ($0.05)                -
 Diluted earnings per common share                  ($0.05)               -                       ($0.05)                -

         Excluded from the above calculation of diluted EPS are antidulutive options which could potentially dilute EPS (Diluted) in the future. Antidulitive options for the third quarter 1998 and 1997 and year-to-date 1998 and 1997 are:
313,500; 564,800; 313,500; and 355,000 shares respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, building supply, and recreational vehicle industries.

         Selected income statement data for the quarterly periods ended March 31, 1997 through September 30, 1998 are as follows:

($ in millions)                              1998                                               1997
                               ---------------------------------             -------------------------------------------
                                  Q3         Q2          Q1                     Q4         Q3         Q2         Q1
                                  --         --          --                     --         --         --         --
NET SALES
Plastic Films                  $44.3      $44.4      $44.9                   $45.6      $47.6      $48.1      $45.7
Molded Plastics                 18.7       19.7       19.5                    16.8       16.3       17.4       18.6
                               ---------- ---------- ----------              ---------- ---------- ---------- ----------
TOTAL                          $63.0      $64.1      $64.4                   $62.3      $63.9      $65.5      $64.3
                               ========== ========== ===========             ========== ========== ========== ==========

                                                               PERCENTAGE OF NET SALES
                               -----------------------------------------------------------------------------------------
GROSS PROFIT
Plastic Films                  20%        20%        19%                     18%        17%        13%        13%
Molded Plastics                11%        12%        15%                     17%        13%        17%        18%
                               ---------- ---------- ----------              ---------- ---------- ---------- ----------
TOTAL                          18%        17%        18%                     17%        16%        14%        14%
                               ========== ========== ==========              ========== ========== ========== ==========


OPERATING INCOME
Plastic Films                  11%        9%         9%                      7%         8%         3%         3%(a)
Molded Plastics                1%         4%         6%                      5%(a)      2%(a)      6%         8%(a)
                               ---------- ---------- ----------              ---------- ---------- ---------- ----------
TOTAL                          8%         8%         8%                      7%(a)      6%(a)      4%         4%(a)
                               ========== ========== ==========              ========== ========== ========== ==========

NET INTEREST EXPENSE           $2.6       $2.7       $2.7                    $2.8       $2.9       $2.9       $2.8
                               ========== ========== ==========              ========== ========== ========== ==========


(a) Amounts exclude the effects of the 1997 impairment of long-lived assets and restructuring charges totaling $815,000 and more fully described in Note 4 of Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The Company's 1998 third quarter and year-to-date sales of $63.0 million and $191.5 million were 1% below last year's sales for the same periods. Atlantis Molded Plastics' third quarter and year-to-date 1998 sales increased 15% and 11%, respectively, compared to last year's sales for the same periods. Sales have been impacted by the integration of the $6.2 million of new business awarded by Whirlpool Corporation in 1997, as well as strong appliance demand in the U.S. economy.

         Atlantis Plastic Films' third quarter and year-to-date 1998 net sales of $44.3 million and $133.5 million, respectively, were $3.3 million and $8.0 million below last year's sales for the same periods, primarily due to lower average selling prices resulting from continuing declines in polyethylene resin prices. Average selling prices were offset by an 8% increase in volume for the 1998 third quarter, versus 1997 third quarter, as well as a 2% volume increase for the first nine months of 1998 versus 1997.

           Atlantis Plastic Films' third quarter and year-to-date 1998 gross margins equaled 20%, compared to 17% and 14% for the same periods in 1997. This improvement was due primarily to increased productivity, cost reduction measures, and a more favorable pricing environment in the film markets.

         Atlantis Molded Plastics' third quarter and year-to-date 1998 gross margins equaled 11% and 13%, respectively, compared to 13% and 16% for the same periods last year. These decreases were due primarily to necessary increases in reserves for workmen's compensation, bad debt, and deferred tooling expense, as well as a reduction in sales volume in one of the Company's injection molding plants. In June 1998, employment levels in this plant were reduced, and efforts have been underway to secure additional business in this facility.

         The Company's third quarter 1998 selling, general and administrative ("SG&A") expenses were $6.1 million, which was slightly above last year's SG&A expenses for the same period. SG&A expenses on a year-to-date basis were $18.4 million this year compared to $18.8 million in 1997.

         Third quarter and year-to-date 1998 net interest expense equaled $2.6 million and $8.0 million, respectively, compared to $2.9 million and $8.6 million for the same periods in 1997. This decrease is due to reduced debt levels during the first nine months of 1998 and to higher interest income resulting from increased cash balances. Interest expense is expected to decline further in the 1998 fourth quarter due to the above-mentioned Senior Note repurchase. Effective tax rates differed from applicable statutory rates in both 1998 and 1997, primarily due to nondeductible goodwill amortization, as well as a reduction in the Company's reserve for deferred taxes in 1998. During the first half of 1998, the Company made favorable adjustments for amounts that were no longer considered necessary for contingencies for income taxes, resulting in a reduction in income tax expense of $544,000 or $0.07 per share.

         During the third quarter of 1998, the Company repurchased, at a premium, $14.7 million of its 11% Senior Notes, which resulted in an after tax extraordinary loss of $390,000, partially related to the write-off of unamortized fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 1998 totaled approximately $22.1 million (including cash and equivalents of $2.9 million), compared to $32.4 million (including cash and equivalents of $8.3 million) at December 31, 1997. On September 30, 1998, the Company's borrowings under its revolving credit facility were $5.0 million and are currently $3.2 million. During October 1998, the Company increased its revolver by $5.0 million to $20.0 million. Unused availability, net of outstanding letters of credit of approximately $1.2 million, equaled $8.8 million at September 30, 1998 and currently is at $15.6 million.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first nine months of 1998, net cash provided by operating activities was approximately $12.3 million, compared to cash provided by operations of $1.3 million for the same period last year. Inventories decreased in the first nine months of 1998 by $3.9 million due to lower raw materials costs and lower levels of inventories, compared to an increase of $0.2 million in the January to September 1997 period.

         Accounts payable and accrued expenses decreased $2.3 million in the first nine months of 1998 compared to a decline of $4.9 million in 1997. The large decrease in 1997 was primarily due to incentive compensation and income tax payments made during the first quarter of 1997 related to 1996 results.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first nine months of 1998 consisted primarily of capital expenditures totaling $5.2 million, compared to capital expenditures of $5.4 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used by financing activities for the first nine months of 1998 was $12.5 million, compared to $5.0 million during this period last year. Approximately $1.8 million was used to repurchase Common Stock in the first half of 1998, compared to $3.0 million in 1997. Due to the $14.7 million Senior Note repurchase discussed earlier, payments on long-term debt totaled $17.3 million this year, compared to $2.1 million in the same period last year. Proceeds from the exercise of stock options amounted to $1.7 million in the first nine months of 1998, compared to $0.1 million in the same period last year.

YEAR 2000 ISSUES

         The Company's Films segment has been in the process of implementing a new distribution, accounting, and resource planning ("ERP") system ("QAD") which is designed to improve its operational and financial controls. QAD is Year 2000 compliant. To date, QAD has been installed successfully in its Custom and Institutional Products businesses and implementation in its Stretch Film business is expected to be completed in the next three months. Three of the Company's Molded plants are operating under an ERP system which was installed in 1995 ("DTR") which requires a commercially available upgrade to be Year 2000 compliant. The Company is implementing this upgrade, with a projected completion in three months. The other two Molded plants are operating under smaller, older systems for which Year 2000 compliant upgrades and/or replacements are commercially available. The Company is planning to install QAD in these two plants in the second quarter of 1999. Upgrades to PC clients, servers, e-mail, software, telephone systems, and programmable logic controllers are also planned for implementation in the next five months. These upgrades are commercially available.

         The incremental costs associated with system changes necessitated by the Year 2000 issue are not expected to exceed $500,000 in 1998 and 1999 combined.

         As the QAD system has been successfully installed in other Film plants, the risks associated with the Stretch Film implementation are considered to be insignificant. In the unlikely event that problems are encountered while installing QAD in the two Molded plants, the Company would install commercially available upgrades, as discussed above, in affected plants in sufficient time to meet Year 2000 requirements.

         The Company had been in contact with key suppliers and financial institutions and believes all will be Year 2000 compliant. The Company will continue to monitor the situation and form contingency plans in the unlikely event a disruption appears possible because one of the above mentioned outside parties is not Year 2000 compliant.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits

10.1   Thirteenth Amendment to Heller Credit Agreement, dated as of August 21,
       1998.

10.2 Fourteenth Amendment to Heller Credit Agreement, dated as of October 15, 1998.

10.3 *Registrant's 1998 Stock Option Plan incorporated by reference to Exhibit A filed with the Registrant's Schedule 14A filed on April 17, 1998.

27.1   Financial Data Schedule

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







                                        ATLANTIS PLASTICS, INC.



Date: November 3, 1998                 /S/ ANTHONY F. BOVA
                                       ---------------------------
                                       ANTHONY F. BOVA
                                       President and Chief Executive Officer



Date: November 3, 1998                /S/ PAUL RUDOVSKY
                                      ----------------------------
                                      PAUL RUDOVSKY
                                      Executive Vice President, Finance and
                                           Administration

                                 EXHIBIT INDEX

EXHIBIT                         DESCRIPTION
-------                         -----------

10.1   Thirteenth Amendment to Heller Credit Agreement, dated as of August 21,
       1998.

10.2 Fourteenth Amendment to Heller Credit Agreement, dated as of October 15, 1998.

27.1   Financial Data Schedule