Form 10-K405
period 1998-12-31
ATLANTIS PLASTICS INC
filed 1999-03-25
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                          Commission file number 1-9487

                             ATLANTIS PLASTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                  06-1088270
      --------------------------------                 -------------------
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification No.)

 1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA               30339
 ----------------------------------------------            ----------
  (Address of principal executive offices)                 (Zip Code)

       (Registrant's telephone number, including area code) (800) 497-7659

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         TITLE OF EACH CLASS                       on which registered
      ------------------------                   -----------------------
        CLASS A COMMON STOCK,                    AMERICAN STOCK EXCHANGE
      $.10 PAR VALUE PER SHARE                   PACIFIC STOCK EXCHANGE

            Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant as of January 31, 1999, was approximately $ 24,288,255 based on a $ 8.69 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.

   The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of January 31, 1999 were 4,538,054 and 2,918,043, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document have been incorporated by reference into the parts indicated: The registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                                  Page 1 of 45
                        Exhibit index located on page 45

                                 INDEX TO ITEMS

                                                                            PAGE
PART I                                                                      ----
------

Item 1.     Business....................................................      3

Item 2.     Properties..................................................      8

Item 3.     Legal Proceedings...........................................      8

Item 4.     Submission of Matters to a Vote of
            Security Holders............................................      8

PART II
-------

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters.................................      9

Item 6.     Selected Financial Data.....................................     10

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..................................................     10

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..     15

Item 8.     Financial Statements and Supplementary Data.................     16

Item 9.     Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure........................................     34

PART III
--------

Item 10.    Directors and Executive Officers of
            the Registrant..............................................     35

Item 11.    Executive Compensation......................................     35

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management.......................................     35

Item 13.    Certain Relationships and Related
            Transactions................................................     35

PART IV
-------

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K.....................................     35

Signatures..............................................................     44

                                     PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

      Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with financial covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the ability to obtain additional financing, the Company's ability to meet obligations as they become due, the impact of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, the impact of leverage, dependence on major customers, fluctuating demand for the Company's products, risks in product and technology development, fluctuating resin prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations.

      Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, particularly in Item 1. Business,
Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A. Quantitative and Qualitative Disclosures About Market Risk describe factors, among others, that could contribute to or cause such differences.

      Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

THE COMPANY
      Atlantis Plastics, Inc., a Florida corporation, and its subsidiaries (all of which are wholly owned) ("Atlantis" or the "Company"), is a leading U.S. plastics manufacturer consisting of two operating segments: (i) Atlantis Plastic Films, which produces polyethylene stretch and custom films used in a variety of industrial and consumer applications, and (ii) Atlantis Molded Plastics, which produces molded plastic products for a variety of applications, including products and components for the appliance, automotive, building supply, and recreational vehicle industries.

      Atlantis Plastic Films, which accounted for approximately 70% of the Company's net sales in 1998, produces: (i) stretch films (multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage), (ii) custom film products (high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets), and (iii) institutional products such as aprons, gloves, and tablecloths which are converted from polyethylene films.

      Atlantis Molded Plastics, which accounted for approximately 30% of the Company's net sales in 1998, consists of two principal technologies, serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures. Plastic Containers, Inc. ("PCI"), the Company's manufacturer of blow molded milk, juice, water, and industrial containers, was sold in November 1996.

      Profiles of the Company's businesses are outlined within the "Market Capabilities" section below. Descriptions of the Company's facilities are set forth within Item 2, "Properties". The Company's corporate headquarters office is located at 1870 The Exchange, Suite 200, Atlanta, Georgia 30339, and its telephone number is (800) 497-7659.

STRATEGIC OPERATING PLAN
     During 1998, the Company focused on the following strategies: (1) improving sales in its stretch film unit by capitalizing on expanded distribution and an improved product line; (2) improving gross margins in its films businesses; (3) improving operational and quality controls; (4) expanding sales and increasing throughput in its injection molding unit; and (5) generating significant sales growth of high margin proprietary products in its profile extrusion operation. Additionally, Atlantis focused on planning for longer-term manufacturing needs in films and profile extrusion.

     As a result of this focus, the following results were achieved: (1) stretch film increased its unit volume by 3.4% for the year ended December 31, 1998, including increases of over 8% in both the 3rd and 4th quarters of 1998 compared with comparable periods in 1997; (2) due in part to improved price management and product mix management, gross margins in Atlantis' films business increased to 20% in 1998 compared with 15% in 1997; for the 4th quarter of 1998, gross margins in films was approximately 22%; (3) stretch film reduced its customer return rate by approximately 50%, while custom films reduced its returns by over 20%; and (4) injection molding increased its net sales by 8% compared with 1997. Additionally, by December 31, 1998, Year 2000 ("Y2K") compliant software was installed successfully in seven of the Company's twelve facilities. See Item 7. "Liquidity and Capital Resources".

     However, uneven distribution of volume adversely affected throughput in injection molding. Two plants servicing Whirlpool Corporation ("Whirlpool") increased sales 35% while volume at Atlantis' Warren, OH plant dropped 32%. This shift in volume led to severe production inefficiencies that were successfully corrected in the second half of 1998. While the Company's profile extrusion unit increased its sales by 11%, growth in proprietary building products fell short of expectations due to problems associated with launching the unit's "brick mold" and "garage mold" products. During 1998, the injection molding unit developed a "half round" accent panel for distribution to the building products industry through distribution channels previously established by the profile extrusion unit.

BUSINESS GROWTH AND PROFIT IMPROVEMENT STRATEGIES
     For 1999, the Company's strategies are: (1) increasing capacity, while improving geographic delivery capabilities and modernizing production facilities, in the stretch film unit; (2) increasing capacity, particularly with coextrusion capability in the custom film unit; (3) continue to improve results of the injection molding unit, through increased volume and production efficiencies; (4) successfully introduce the above mentioned "half round" accent panel; (5) improve the labor force in the profile extrusion facility to ensure that expansion can be successfully implemented,; and (6) complete necessary systems changes to convert remaining systems to a Y2K compliant status. The Company's business plans and goals for 1999 will emphasize the following elements:

      STRETCH FILM - With regard to the Company's first 1999 strategy delineated above, this unit is evaluating alternative sites for a manufacturing facility that would be located in the western region of the United States. At present, the western region is serviced out of the unit's two Tulsa, OK facilities. The resultant extended delivery distances significantly increase the unit's freight costs and negatively impact delivery timeliness. A facility located in this region should alleviate these problems and allow the unit to increase substantially its market share in this region. Plans also are being developed for an additional 120" cast coextrusion line to increase the unit's capacity. Simultaneously, the Company is evaluating acquisition alternatives in the stretch film market that would satisfy Atlantis' need for a facility in the western region, increased capacity, and more modern extrusion lines to replace some of the unit's older lines. In 1999, the unit also is planning to introduce new products targeted at the roll wrapping market.

      CUSTOM FILM AND INSTITUTIONAL PRODUCTS - During 1998, the custom film unit started converting one of its monolayer lines in its Mankato, MN facility to coextrusion. The retrofitted line is expected to initiate production in the second quarter of 1999. Additionally, the Mankato, MN facility is evaluating the purchase of a new coextrusion line for delivery in the 4th quarter of 1999. The unit's only existing coextrusion line is located in its Cartersville, GA facility. Successful conversion of this retrofitted line and introduction of a new line, while maintaining production capacity and gross margins is critical to the unit's success in 1999. The Company is evaluating acquisition alternatives that would mitigate the need for a new coextrusion line in Mankato. Due, in part, to efforts required to install a new distribution, accounting, and resource planning ("ERP") system ("QAD") that is Y2K compliant, efforts to qualify the Company's two custom film facilities and its institutional products facility for ISO 9002 certification were deferred. Present plans call for qualification of the two custom film facilities in 1999, and the institutional products facility thereafter.

      INJECTION MOLDING - The Company's injection molding operations experienced considerable difficulties implementing increased production volume required under the incremental Whirlpool contract awarded in 1997. The operational problems that manifested themselves in 1997 and the first half of 1998 were corrected during the second half of 1998. Additionally, the previously mentioned decline in sales in the unit's Warren, OH facility resulted in operating losses in this facility through the first three quarters of 1998. New volume has since been awarded to the Warren plant and production of the above-mentioned "half round" accent panel was transferred to Warren in February 1999. Key strategies for injection molding for 1999 are to continue to improve operational efficiencies and controls in all facilities, successfully introduce new business already awarded or under negotiation, and successfully introduce the "half-round" accent panel.

      PROFILE EXTRUSION - During 1998, the profile extrusion unit increased its sales by 11% over 1997 on the strength of its recreational vehicle and building construction market segments. Further growth was constrained by a lack of qualified labor in the Elkhart, IN area. The unit is testing a number of programs to improve its access to the labor market. These programs must achieve results before the unit can implement an expansion of its production facility. Additionally, the unit, in conjunction with the injection-molding unit, has created a focused marketing team to provide a transition from custom processing to product marketing.

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

      Approximately 20 different types of resin, delivered in pellet form, and approximately 10 types of additives are used in the manufacturing process. Atlantis has supply contracts that fulfill most of its present requirements and believes that it has adequate sources available to meet remaining raw material needs. Management believes its relationships with its resin suppliers are good.

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

      Atlantis operates molding presses ranging from 30 to 1,000 tons and related secondary equipment at four plants located in Henderson, KY; Ft. Smith, AR; Warren, OH; and Jackson, TN. This wide variety of equipment configurations and plant locations enable it to fulfill customer requirements, including multiple components, various press sizes, and secondary operations. During September 1997 the Nashville, TN injection molding facility was closed.

      During 1998, approximately 54% of the injection molding unit's net sales (12% of the Company's net sales) were to Whirlpool. Although the injection molding unit has been a supplier to Whirlpool for over 40 years, there can be no assurance that a significant reduction in Whirlpool's volume, or the loss of Whirlpool as a customer, would not have a material adverse effect on the Company's financial condition or results of operations.

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

      PROFILE EXTRUSION. At its Elkhart, IN manufacturing facility, Atlantis produces a variety of extruded plastic parts for both trim and functional applications that are incorporated into a broad range of consumer and commercial products. The profile extrusion unit utilizes approximately 2,000 different dies in fulfilling customer orders, and currently maintains a stock program for approximately 280 products. As discussed above, in 1998 the unit manufactured and sold three lines of proprietary products, which accounted for 8% of the unit's net sales.

      In-house sales personnel who oversee a network of independent sales representatives conduct this unit's marketing and sales activities. These representatives in turn call on a diversified customer base in approximately 30 states. Atlantis supplies many industries, including manufacturers of recreational vehicles, residential windows and doors, office furniture, retail store fixtures, building supplies, and marine products.

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

      The Company uses over 300 million pounds of plastic resins annually. Management believes that the Company's large volume purchases of plastic resin have generally resulted in lower raw material costs and enabled it to obtain shipments of raw materials even in periods of short supply.

      The primary plastic resins used by the Company are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during the 1996-1998 period.

      While the Company has historically passed through changes in the cost of its raw materials to its customers in the form of price increases, there is no assurance that the Company will be able to continue such pass throughs, or such pass throughs may only occur after a time lag. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have a material detrimental impact on the profitability of the Company. Furthermore, during periods when resin prices are falling, gross profits may suffer since the Company is selling product manufactured with resin purchased one to two months prior at higher prices.

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

      Atlantis Molded Plastics competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, product differentiation, and price. Management believes that the Molded Plastics units successfully compete based on their ability to offer extensive customer service, manufacturing efficiencies, and a wide variety of products.

BACKLOG
      The Company's total backlog at December 31, 1998 was $16.2 million, compared to approximately $17.7 million at December 31, 1997. Management does not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory adjustments.

EMPLOYEES
      As of December 31, 1998 the Company employed approximately 1,200 persons. The Company believes that relations with its employees are satisfactory.

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

ITEM 2. PROPERTIES
      The Atlanta headquarters office consists of approximately 9,250 square feet of space, with a present annual lease expense of approximately $116,000, expiring in May 2002.

      Prior to January 1, 1998, the Company shared office space with other Miami-based affiliates of Trivest, Inc. ("Trivest"), an entity controlled by Earl W. Powell and Phillip T. George, directors and major stockholders of the Company. In April 1998, the Company assigned the lease for this Miami premises to Trivest II, Inc. ("Trivest II"), an affiliate of Trivest.

      The following table describes the manufacturing facilities owned or leased by the Company as of December 31, 1998. Substantially all of the owned facilities are pledged as collateral for debt. Management believes that the Company's manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future, except in the Company's Stretch Film and Profile Extrusion units where additional facilities will be required to meet anticipated demand starting in year 2000. See Item 1. "Business Growth and Profit Improvement Strategies".

SEGMENT AND LOCATION                                    OWNED OR   BUILDING AREA
                                                         LEASED    (SQUARE FEET)
                                                        --------   -------------
ATLANTIS PLASTIC FILMS:
Stretch Film, Tulsa, Oklahoma (two facilities)....       Owned        189,300
Stretch Film, Nicholasville, Kentucky.............       Owned        109,500
Custom Film, Mankato, Minnesota...................       Owned        140,000
Institutional Products, Mankato, Minnesota........       Leased        65,000
Custom Film, Cartersville, Georgia................       Leased        58,500

ATLANTIS MOLDED PLASTICS:
Injection Molding, Henderson, Kentucky............       Owned        118,238
Injection Molding, Jackson, Tennessee.............       Owned         56,129
Injection Molding, Ft. Smith, Arkansas............       Owned        158,500
Injection Molding, Warren, Ohio...................       Owned         54,000
Profile Extrusion, Elkhart, Indiana...............       Owned         87,900

ITEM 3. LEGAL PROCEEDINGS
      The Company is not presently a party to any litigation the outcome of which would have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
      The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange under the symbol "AGH". The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 1997 and 1998:

                                            HIGH                    LOW
                                            ----                    ---
1997
    First Quarter                        $ 10 1/2                 $8 1/4
    Second Quarter                          8 7/16                 5 3/4
    Third Quarter                           7 1/8                  5
    Fourth Quarter                          6 11/16                5

1998
    First Quarter                           7 1/4                  4 3/4
    Second Quarter                          9 1/8                  6 1/8
    Third Quarter                           8                      6
    Fourth Quarter                          8 3/8                  5 3/4

      There is no public market for the Company's Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.

      As of January 31, 1999, there were approximately 190 holders of record of Class A Common Stock and 13 holders of record of the Class B Common Stock.

      Covenants relating to the Company's 11% Senior Notes and its revolving credit facility restrict the Company from paying dividends, incurring new debt, repurchasing stock, or taking certain other actions unless specified interest coverage ratio and other tests are met. During 1996 and 1997, a decline in operating profitability caused the Company to fall below the interest coverage ratio requirement for the trailing four quarter periods ended December 31, 1995, March 31 and June 30, 1996, and June 30 and September 30, 1997. Accordingly, during the quarters following these dates, the Company could not pay dividends, and its ability to incur new debt or take certain other actions was restricted. The Company has met the interest coverage ratio requirement for the trailing four quarters ended December 31, 1997 and all subsequent quarters, and is therefore currently able to, among other things, pay dividends, repurchase stock, and incur new debt.

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

COMMON STOCK
      In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million shares of Class A and Class B Common Stock then outstanding. During 1998, the Company repurchased 222,200 shares for total consideration of approximately $1.8 million. Through December 1998, the

Company had repurchased 542,544 shares (including the 210,244 common shares issued in connection with the conversion of Preferred Stock, as described above), and options for 55,125 shares, for total consideration of approximately $5.1 million.

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1998. The selected consolidated financial data as of December 31, 1998 and for the year ended December 31, 1998 have been derived from the Company's financial statements included in Item 8, which were audited by Ernst & Young LLP, independent auditors for the Company. The selected consolidated financial data as of December 31, 1997 and 1996 and for each of the two years in the period ended December 31, 1997 have been derived from the Company's financial statements included in Item 8, which were audited by Coopers & Lybrand L.L.P., former independent accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1998, included in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

YEARS ENDED DECEMBER 31,                  1998     1997      1996      1995      1994
-----------------------------------------------------------------------------------------
(in millions, except per share data)
INCOME DATA
     Net Sales                          $250.8    $256.1    $267.1    $281.1    $260.8
     Income (Loss) from Continuing
       Operations                          6.7       0.3       8.1     (13.6)      5.2
     Net Income (Loss)                     6.3       0.4       8.1     (13.1)      6.4

PER SHARE DATA
     Income (Loss) from Continuing
       Operations
          Basic Earnings per Common
            Share                        $0.90     $0.04     $1.12    ($1.93)    $0.71
          Diluted Earnings per
            Common Share                 $0.87     $0.04     $1.04    ($1.93)    $0.67
     Net Income (Loss)
          Basic Earnings per Common
            Share                        $0.85     $0.06     $1.12    ($1.86)    $0.88
          Diluted Earnings per
            Common Share                 $0.81     $0.05     $1.05    ($1.86)    $0.83

FINANCIAL DATA
     Total Assets*                      $159.2    $170.9    $177.9    $180.5    $211.5
     Total Debt*                          87.2     105.1     107.9     116.5     129.2
     Cash Dividends Declared per
       Common Share                     $   --    $   --    $   --    $ 0.08    $ 0.10

*as of year end

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, recreational vehicle, building supply, and residential window industries.

      Discontinued operations relate to Western Pioneer, the Company's California property-casualty insurance subsidiary that was sold on August 31, 1995. See Note 16 of Notes to Consolidated Financial Statements.

      During 1997 the Company incurred $815,000 of nonrecurring pre-tax costs associated with the closing of its Nashville, TN injection molding facility and the restructuring of the management of its stretch film unit. These charges have been segregated within the "Impairment of long-lived assets and restructuring charges" category on the accompanying 1997 Income Statement.

      Net sales, gross profit, and operating income for the years ended December 31, 1998, 1997, and 1996, were as follows:

YEARS ENDED                                 (in thousands)
DECEMBER 31,                1998                  1997                1996
                      ----------------------------------------------------------
NET SALES               AMOUNT   % TOTAL    AMOUNT   % TOTAL     AMOUNT  % TOTAL
---------             --------   -------  --------   -------   --------  -------
Atlantis Plastic
  Films               $176,192       70%  $187,032       73%   $177,851      67%
Atlantis Molded
  Plastics              74,638       30%    69,051       27%     89,268      33%
                      --------     ----   --------     ----    --------    ----
     Total            $250,830      100%  $256,083      100%   $267,119     100%
                      ========     ====   ========     ====    ========    ====

GROSS PROFIT            AMOUNT     % NET    AMOUNT     % NET     AMOUNT    % NET
-----------           --------     SALES  --------     SALES   --------    SALES
                                   -----               -----               -----
Atlantis Plastic
  Films                $35,594       20%   $27,908       15%    $29,505      17%
Atlantis Molded
  Plastics              10,169       14%    11,227       16%     16,226      18%
                      --------     ----   --------     ----    --------    ----
     Total             $45,763       18%   $39,135       15%    $45,731      17%
                       =======     ====   ========     ====    ========    ====

OPERATING INCOME        AMOUNT     % NET    AMOUNT     % NET     AMOUNT    % NET
----------------       -------     SALES  --------     SALES   --------    SALES
                                   -----               -----               -----
Atlantis Plastic
  Films                $17,884       10%    $9,636        5%    $10,117       6%
Atlantis Molded
  Plastics               3,231        4%     3,204        5%      8,273       9%
                       -------     ----   --------     ----    --------    ----
     Total             $21,115        8%   $12,840        5%    $18,390       7%
                       =======     ====   ========     =====   ========    ====

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

NET SALES
      Net sales for 1998 totaled $250.8 million, approximately 2% below 1997 net sales of $256.1 million. The Company's Films segment experienced an increase in sales volume (measured in pounds) of 3% compared with 1997. However, decreases in film prices generated by decreases of approximately 25% in plastic resin prices (during 1998), more than offset this volume growth and resulted in a dollar net sales decline of 6%. Atlantis' Molded segment increased its net sales by 8% compared with 1997, due, in part, to increased volume with its largest customer, Whirlpool. See Item 1. "Strategic Operating Plan" and "Business Growth and Profit Improvement Strategies".

GROSS PROFIT
      Gross profit, as a percentage of net sales, increased 3 percentage points to 18% in 1998 as compared with 1997. This improvement was generated in the Films segment where gross profit increased to 20% in 1998 from 15% in 1997, due to increased volume and an improved pricing environment. During the 4th quarter of 1998, the Films segment's gross profit was approximately 22%.

      Gross profit within the Company's Molded segment decreased to 14% of net sales in 1998, from 16% of net sales in 1997. This decrease was caused by problems associated with assimilating the new Whirlpool volume, as well as a 32% decline in volume at its Warren, OH plant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
      Atlantis' 1998 selling, general and administrative ("SG&A") expense was $24.6 million, 3% below the $25.5 million incurred in 1997. Approximately $0.7 million of this decrease is attributable to the restructuring of the Company's Management Agreement with Trivest. See Note 13 of the Company's Notes to Consolidated Financial Statements.

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

NET INTEREST EXPENSE AND INCOME TAXES
       Net interest expense during 1998 of $10.5 million was 9% lower than $11.4 million incurred during 1997. This decrease was a result of the Company's cash flow from operations which generated $19.3 million, relatively low net capital expenditures of $6.3 million, and the August/September, 1998 repurchase of $14.7 million of the Company's 11% Senior Notes.

       The Company's 1998 effective income tax rate differed from the applicable statutory rate primarily due to (1) nondeductible goodwill amortization, (2) the effect of state income taxes, and (3) a reduction of $690,000 in the Company's reserve for deferred taxes for amounts that were no longer considered necessary for contingencies for income taxes. Atlantis' 1997 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes.

INCOME FROM DISCONTINUED OPERATIONS
       During the fourth quarter of 1997, the Company booked a pre-tax gain of $192,000, or $126,000 after taxes, associated with the reconciliation of loss reserves established prior to the 1995 sale of Western Pioneer, a former subsidiary.

EXTRAORDINARY LOSS
      During August and September, 1998, the Company repurchased, at a premium, $14.7 million of its 11% Senior Notes in the open market, which resulted in an after-tax extraordinary loss of $390,000. This loss related to the premium paid for the repurchased Notes and the write-off of unamortized loan origination costs related to such Notes.

INCOME
      As a result of the factors described above, 1998 operating income equaled $21.1 million (8% of net sales), compared to 1997 operating income of $12.8 million (5% of net sales). Income from continuing operations and net income were as follows:

                                                    1998           1997
                                                    ----           ----
         Income from continuing operations       $6.7 million    $0.3 million
            Basic earnings per share             $0.90           $0.04
            Diluted earnings per share           $0.87           $0.04

         Net income                              $6.3 million    $0.4 million
            Basic earnings per share             $0.85           $0.06
            Diluted earnings per share           $0.81           $0.05

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

NET SALES
       Net sales for 1997 equaled $256.1 million, approximately 4% below 1996 net sales of $267.1 million. The decline in net sales during 1997 compared to the prior year may be attributed to the sale of the Company's blow molded subsidiary ("PCI") in November 1996. PCI's 1996 net sales totaled $11.7 million. The Company's Films segment experienced an increase in sales volume (measured in pounds) of 4%, compared to 1996, while dollar net sales increased by 5%. The decrease in sales in the Company's Molded segment relates to the above-mentioned sale of PCI and a decrease in injection molding net sales due in part to the above- mentioned closing of its Nashville, TN facility.

 GROSS PROFIT
       Gross profit as a percentage of net sales for 1997 equaled 15%, a decrease of two percentage points from 1996. This decline was principally associated with intense price competition resulting from industry-wide over-capacity affecting the stretch film unit in the first half of 1997. The Films segment's gross profit was 17% during the second half of 1997.

      The Atlantis Molded Plastics 1997 gross profit percentage equaled 16%, a decrease of two percentage points from 1996. During 1997, gross margins in the injection molding unit were negatively impacted by costs associated with absorbing and launching the $6.2 million of new business awarded by Whirlpool, as well as lower utilization rates as this new business was being absorbed.

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

OTHER INCOME
       As more fully described in Note 2 of Notes to the Consolidated Financial Statements, during the fourth quarter of 1996, the Company disposed of PCI, the Tulsa, OK custom facility, and the Company's investment in WinsLoew stock. These transactions generated a total pre-tax gain of $6.7 million, and an after-tax gain of $5.0 million, or $0.70 per share (basic) and $0.65 per share (diluted).

NET INTEREST EXPENSE AND INCOME TAXES
       Net interest expense during 1997 of $11.4 million was 10% lower than $12.6 million in 1996. The decrease can be attributed to: (1) cash generated by the sale of PCI, WinsLoew stock, and the Tulsa, OK custom facility in late 1996; and (2) the July 1996 repurchase of $5.7 million of the Company's 11% Senior Notes.

       The Company's 1997 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes. The 1996 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the impact of the sale of PCI, which generated a gain for book purposes and a loss for tax purposes (see Note 8 of Notes to Consolidated Financial Statements).

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

EXTRAORDINARY LOSS
      During July 1996, the Company repurchased, at a slight discount, $5.7 million of its 11% Senior Notes in the open market, which resulted in an after-tax extraordinary loss of $73,000, principally related to the write-off of unamortized loan origination costs related to such Notes.

INCOME
      As a result of the factors described above, 1997 operating income equaled $12.8 million (5% of net sales), compared to 1996 operating income of $18.4 million (7% of net sales). Income from continuing operations and net income were as follows:
                                                    1997           1996
                                                    ----           ----
         Income from continuing operations       $0.3 million    $8.1 million
            Basic earnings per share             $0.04           $1.12
            Diluted earnings per share           $0.04           $1.04

         Net income                              $0.4 million    $8.1 million
            Basic earnings per share             $0.06           $1.12
            Diluted earnings per share           $0.05           $1.05

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at December 31, 1998 totaled approximately $26.8 million (including cash and cash equivalents of $2.9 million), compared to $32.4 million (including cash and cash equivalents of $8.3 million) at December 31, 1997. The decrease in cash and equivalents at year-end 1998 resulted primarily from the previously mentioned repurchase of $14.7 million of the Company's 11% Senior Notes during the 3rd quarter of 1998. At December 31, 1998, there were no borrowings on the Company's revolving credit facility and gross availability equaled $20.0 million. Unused availability, net of outstanding letters of credit of approximately $1.2 million, equaled $18.8 million. Effective as of February 22, 1999, the revolving credit facility was renegotiated at a principal amount of $15 million. This commitment expires May 22, 1999 and there is no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of February 28, 1999, there were no borrowings on this facility and unused availability, net of outstanding letters of credit of approximately $1.2 million, equaled $13.8 million. Also see Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" for certain information regarding the Company's compliance with covenants relating to the Company's 11% Senior Notes, and for information regarding the Company's 1997 mandatory conversion of Preferred Stock into 210,244 common shares and subsequent repurchase of those common shares.

      The Company's principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures, and expects to meet its short and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under its revolving credit facility.

CASH FLOWS FROM OPERATING ACTIVITIES
      During 1998, net cash provided by operating activities was approximately $19.3 million, compared to $7.8 million in 1997. The major components of the $19.3 million of net cash provided by operating activities were: (1) net income of $6.3 million (compared with $0.4 million in 1997); (2) depreciation and amortization of $10.0 million (compared with $9.7 million in 1997); and (3) net reduction in working capital items other than cash of $1.0 million (compared with an increase of $4.1 million in 1997). In 1998, inventories were reduced by $3.6 million, due primarily to the previously discussed drop in plastic resin prices.

CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash used in investing activities in 1998 totaled $6.3 million (representing capital expenditures of $6.6 million less asset dispositions of $0.3 million), compared with $9.9 million (all capital expenditures) in 1997.

      As part of the Company's ongoing capital expenditure program, Atlantis has been in the process of implementing a new distribution, accounting, and resource planning ("ERP") system ("QAD") which is designed to improve its operating and financial controls. QAD is Year 2000 compliant. To date, QAD has been implemented in the Company's two custom film and one institutional products plants, as well as its headquarters in Atlanta. Three of the Company's Molded plants are operating under an ERP system ("DTR") which was upgraded during the 4th quarter of 1998 to a Y2K compliant version of DTR. Present plans are to convert the Company's three stretch film plants and one profile extrusion plant to QAD during the first half of 1999. As QAD has been installed successfully in four other Atlantis locations, the risks associated with implementing QAD in stretch and profile extrusion are considered to be insignificant. One other Molded plant is operating under a small system for which Y2K compliant upgrades are commercially available. Atlantis is planning to install QAD in this plant in the 3rd quarter of 1999. Should this last conversion be delayed, the Company will install a Y2K compliant commercially available upgrade to the plant's present system and subsequently convert this plant to QAD. Upgrades to PC's, client servers, e-mail, telephone systems, and programmable logic controllers are being implemented and should be completed during the first nine months of 1999.

      As most of the upgrades and systems conversions (including QAD) discussed above would have been implemented without the Y2K compliance issue, incremental costs associated with Y2K related changes are not expected to exceed $0.5 million in 1998 and 1999.

      The Company is in the process of contacting its suppliers and financial institutions to determine their Y2K compliant status. Atlantis continues to monitor the situation and will form contingency plans in the event a disruption appears possible due to one of the above mentioned parties not being Y2K compliant.

CASH FLOWS FROM FINANCING ACTIVITIES
      Net cash used in financing activities in 1998 was $18.5 million compared with $5.5 million in 1997. Approximately $18.0 million was used to repurchase Senior Notes and repay other long-term debt, compared with $2.8 million of other long term debt repayments in 1997. Common stock repurchases in 1998 totaled $1.8 million compared with $3.0 million in 1997. Proceeds from the exercise of stock options were $1.2 million in 1998 compared with $0.2 million in 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates, primarily as a result of its fixed and floating interest rate debt.

      The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of December 31, 1998. The fair market value of the Senior Notes is based on quoted market price as of December 31, 1998. The carrying value of the Company's other long-term debt approximates its fair market value.

                            INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                              AVERAGE INTEREST RATE
                                     ($000)

                   1999    2000     2001      2002      2003    THEREAFTER   TOTAL    12/31/98
                  ------  ------   ------   --------  --------  ----------  -------   --------
SENIOR NOTES
-Maturity              0       0        0    $24,825   $50,000        0     $74,825   $76,134
-Average
    interest
    rate              11%     11%      11%        11%       11%

OTHER LONG-TERM
DEBT FIXED RATE
-Maturity           $222    $238      $252      $268      $215     $998      $2,193    $2,193
-Average
    interest
    rate            7.12%   7.12%     7.12%     7.12%     7.12%    7.12%

OTHER LONG-TERM
DEBT VARIABLE
RATE*
-Variable rate    $2,316  $2,655    $2,229    $2,728      $212        0     $10,140   $10,140
-Average
    interest
    rate            7.67%   7.68%     7.71%     7.84%     7.84%

*Based on LIBOR plus spreads of 2% to 2.55%, prime plus 0.75%, and commercial paper plus 2.7% (all rates as of December 31, 1998).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Management's Responsibility for Financial Reporting...........................17

Report of Independent Auditors................................................18

Report of Independent Accountants.............................................19

Consolidated Income Statements For the Years Ended December 31, 1998,
  1997, and 1996 .............................................................20

Consolidated Balance Sheets as of December 31, 1998 and 1997..................21

Consolidated  Statements of Shareholders' Equity For the Years Ended
  December 31, 1998, 1997, and 1996...........................................22

Consolidated Statements of Cash Flows For the Years Ended
  December 31, 1998, 1997, and 1996 ..........................................23

Notes to Consolidated Financial Statements....................................24

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

      The Audit Committee, comprised solely of directors who (1) all have significant accounting or financial expertise, and (2) are not officers or employees of the Company, meets periodically with representatives of management and the Company's independent auditors to review and monitor the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The Company's independent auditors have full and free access to the Audit Committee.

               ANTHONY F. BOVA                    PAUL RUDOVSKY
             PRESIDENT AND CHIEF            EXECUTIVE VICE PRESIDENT,
              EXECUTIVE OFFICER            FINANCE AND ADMINISTRATION

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of Atlantis Plastics, Inc.:

We have audited the accompanying consolidated balance sheet of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1998. Our audit included the financial statement schedule for the year ended December 31, 1998 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                Ernst & Young LLP

Atlanta, Georgia
February 2, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

We have audited the accompanying consolidated balance sheet of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 11, 1998, except for Note 6, as to which the date is February 20, 1998.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

(dollars in thousands, except per share amounts)
------------------------------------------------         ----------  -------------  ----------
YEARS ENDED DECEMBER 31,                                    1998          1997         1996
------------------------------------------------         ----------  -------------  ----------
Net sales                                                 $250,830      $256,083     $267,119
Cost of sales                                              205,067       216,948      221,388
                                                          --------      --------     --------
     Gross profit                                           45,763        39,135       45,731

Selling, general and administrative expenses                24,648        25,480       27,341
Impairment of long-lived assets and
  restructuring charges                                          -           815            -
                                                          --------      --------     --------
     Operating income                                       21,115        12,840       18,390

Net interest expense                                        10,452        11,427       12,638
Other income                                                     -             -        6,718
                                                          --------      --------     --------
     Income from continuing operations before
       income taxes                                         10,663         1,413       12,470

Income tax provision                                         3,974         1,138        4,396
                                                          --------      --------     --------
    Income from continuing operations                        6,689           275        8,074

Income from discontinued operations, net of
  income taxes                                                   -           126           96
                                                          --------      --------     --------
     Income before extraordinary item                        6,689           401        8,170

Extraordinary loss on early extinguishment
   of debt, net of income taxes                               (390)            -          (73)
                                                          --------      --------     --------
     Net income                                           $  6,299      $    401     $  8,097
                                                          ========      ========     ========

NET INCOME  PER COMMON SHARE
Basic:
  Continuing operations                                      $0.90          $0.04       $1.12
  Net income                                                 $0.85          $0.06       $1.12

Diluted:
  Continuing operations                                      $0.87          $0.04       $1.04
  Net income                                                 $0.81          $0.05       $1.05

Weighted-average number of shares used in
  computing income per share (in thousands):
    Basic                                                    7,433          7,106       7,133
    Diluted                                                  7,732          7,600       7,742

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS

(dollars in thousands)
--------------------------------------------------------                       ---------    ---------
DECEMBER 31,                                                                      1998         1997
--------------------------------------------------------                       ---------    ---------
ASSETS
Cash and  cash equivalents                                                     $   2,879    $   8,346
Accounts receivable, less allowance for doubtful accounts
     of $955 in 1998 and $896 in 1997                                             25,801       25,444
Inventories                                                                       14,918       18,517
Other current assets                                                               8,376        7,448
                                                                               ---------    ---------
    Current assets                                                                51,974       59,755

Property and equipment, net                                                       58,403       60,065
Goodwill, net of accumulated amortization                                         47,390       48,961
Other assets                                                                       1,465        2,108
                                                                               ---------    ---------
    Total assets                                                               $ 159,232    $ 170,889
                                                                               =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                          $  22,677    $  24,146
Current portion of long-term debt                                                  2,538        3,254
                                                                               ---------    ---------
    Current liabilities                                                           25,215       27,400

Long-term debt, less current portion                                              84,620      101,862
Deferred income taxes                                                             10,149        8,287
Other liabilities                                                                    544          791
                                                                               ---------    ---------
    Total liabilities                                                            120,528      138,340
                                                                               ---------    ---------

Commitments and contingencies (Note 14)                                             --           --

Shareholders' equity:
  Class A Common Stock; $.10 par value; 20,000,000 shares authorized,
      4,538,054 and 4,358,516 shares issued and outstanding in 1998 and 1997         454          436
  Class B Common Stock; $.10 par value; 7,000,000 shares authorized,
      2,918,043 and 2,742,280 shares issued and outstanding in 1998 and 1997         292          274
  Additional paid-in capital                                                       9,436        7,117
  Notes receivable from sale of Common Stock                                        (960)        --
  Retained earnings                                                               29,482       24,722
                                                                               ---------    ---------
    Total shareholders' equity                                                    38,704       32,549
                                                                               ---------    ---------
                                                                               $ 159,232    $ 170,889
                                                                               =========    =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)
----------------------------- -----------  --------  --------   ----------  ----------  ----------   --------  --------    --------
                                SERIES A                                    UNREALIZED     NOTES                             TOTAL
YEARS ENDED                   CONVERTIBLE  CLASS A    CLASS B   ADDITIONAL    HOLDING    RECEIVED                           SHARE-
DECEMBER 31, 1998,             PREFERRED   COMMON     COMMON     PAID-IN       GAINS    FOR COMMON   RETAINED  TREASURY     HOLDERS'
1997, AND 1996                   STOCK      STOCK      STOCK     CAPITAL      (LOSSES)    STOCK      EARNINGS   STOCK       EQUITY
----------------------------- -----------  --------  --------   ----------  ----------  ----------   --------  --------    --------
BALANCE,
JANAURY 1, 1996               $  2,000    $    419   $    290    $  6,828    $    287    $   --      $ 17,468   $   --     $ 27,292

 Net income                       --          --         --          --          --          --         8,097       --        8,097
 Decrease in unrealized gain,
    net of tax                    --          --         --          --          (287)       --          --         --         (287)
 Exercise of stock options        --             6       --           166        --          --          --         --          172
 Purchases of Class A
    Common Stock                  --          --         --          --          --          --          --         (256)      (256)
 Cancellation of Class A
    Common Stock                  --            (2)      --           (26)       --          --          (228)       256       --
 Dividends on Preferred Stock     --          --         --          --          --          --          (109)      --         (109)
                              --------    --------   --------    --------    --------    --------    --------   --------   --------

BALANCE,
DECEMBER 31, 1996                2,000         423        290       6,968        --          --        25,228       --       34,909

 Net income                       --          --         --          --          --          --           401       --          401
 Exercise of stock options        --             5       --           230        --          --          --         --          235
 Purchases of Class A
    Common Stock                  --          --         --          --          --          --          --         (727)      (727)
 Cancellation of Class A
    Common Stock                  --            (8)      --           (81)       --          --          (638)       727       --
 Purchases and cancellation
    of Class B options            --          --         --          --          --          --          (269)      --         (269)
 Conversion of Class B to
    Class A Common Stock          --            16        (16)       --          --          --          --         --         --
 Conversion, repurchase and
    retirement of Preferred
    Stock                       (2,000)       --         --          --          --          --          --         --       (2,000)
                              --------    --------   --------    --------    --------    --------    --------   --------   --------

BALANCE,
DECEMBER 31, 1997                 --           436        274       7,117        --          --        24,722       --       32,549

 Net income                       --          --         --          --          --          --         6,299       --        6,299
 Exercise of Stock Options
    Including Tax Benefits        --            22         36       2,577        --          --          --         --        2,635
 Purchases of Class A
    Common Stock                  --          --         --          --          --          --          --       (1,819)    (1,819)
 Cancellation of Class A
    Common Stock                  --           (22)      --          (258)       --          --        (1,539)     1,819       --
 Conversion of Class B to
    Class A Common Stock          --            18        (18)       --          --          --          --         --         --
  Notes received for Sale
    of Common Stock               --          --         --          --          --          (960)       --         --         (960)
                              --------    --------   --------    --------    --------    --------    --------   --------   --------
BALANCE,
DECEMBER 31, 1998             $   --      $    454   $    292    $  9,436    $   --      ($   960)   $ 29,482   $   --     $ 38,704
                              ========    ========   ========    ========    ========    ========    ========   ========   ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
----------------------------------------------------------      --------    --------    --------
YEARS ENDED DECEMBER 31,                                          1998        1997        1996
----------------------------------------------------------      --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  6,299    $    401    $  8,097
                                                                --------    --------    --------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    7,977       7,546       7,810
   Amortization of goodwill                                        1,571       1,571       1,603
   Loan fee and other amortization                                   436         574         548
   Interest receivable from shareholder loans                        (82)       --          --
   Provision for impairment of long-lived assets                    --           250        --
   Loss on early extinguishment of debt                              235        --           112
   Loss (gain) on dispositions of businesses and assets             --           223      (6,718)
   Deferred income taxes                                           1,862       1,401         544
Change in assets and liabilities, net of dispositions and
        acquisitions of businesses:
        (Increase) decrease  in accounts receivable                 (357)      2,920      (1,766)
        Decrease (increase)  in inventories                        3,599      (1,533)        411
        (Increase) decrease in other current assets                 (928)     (2,623)      2,205
        Decrease in accounts payable and accrued expenses         (1,000)     (2,679)     (1,901)
        Decrease in other liabilities                               (247)       (302)       (238)
        Other, net                                                   (28)         86         106
                                                                --------    --------    --------
        Total adjustments                                         13,038       7,434       2,716
                                                                --------    --------    --------
          Net cash provided by operating activities               19,337       7,835      10,813
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions of businesses and assets                  254        --        18,583
Capital expenditures                                              (6,569)     (9,867)     (5,937)
                                                                --------    --------    --------
          Net cash (used in) provided by investing activities     (6,315)     (9,867)     12,646
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreements                       5,000        --        27,435
Repayments under revolving credit agreements                      (5,000)       --       (27,435)
Payments on long-term debt                                       (17,958)     (2,766)    (12,258)
Proceeds from issuance of long-term debt                            --          --         3,678
Dividends on Preferred and Common Stock                             --          --          (145)
Payments on notes receivable from shareholders                       101        --          --
Purchases of Common Stock and options                             (1,819)     (2,996)       (256)
Proceeds from exercise of stock options                            1,187         235         172
                                                                --------    --------    --------
          Net cash used in financing activities                  (18,489)     (5,527)     (8,809)
                                                                --------    --------    --------

Net increase (decrease) in cash and cash equivalents              (5,467)     (7,559)     14,650
Cash and cash equivalents at beginning of year                     8,346      15,905       1,255
                                                                --------    --------    --------
Cash and cash equivalents at end of year                        $  2,879    $  8,346    $ 15,905
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $ 11,007    $ 11,224    $ 12,241
  Income taxes                                                  $  2,917    $  1,889    $  1,630

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Atlantis Plastics, Inc. and its subsidiaries (all of which are wholly owned) ("Atlantis" or the "Company") is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications, and molded plastic products for the appliance, automotive, recreational vehicle, and building supply industries.

      Atlantis Plastic Films manufactures stretch films which are multilayer plastic films used principally to wrap pallets of materials for shipping or storage, and custom film products which include high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets.

      Atlantis Molded Plastics employs two principal technologies, serving a wide variety of specific market segments: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, power tools, agricultural, and automotive products; and (ii) a variety of extruded plastic parts for trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential doors and windows, office furniture, building supplies, and retail store fixtures.

      Discontinued operations relate to Western Pioneer, which was sold on August 31, 1995.

      The following is a summary of the Company's significant accounting policies:

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Atlantis. All material intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS The Company classifies as cash and cash equivalents all highly liquid investments that present insignificant risk of changes in value and have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits and in investment accounts with international investment banking firms. The Company has not experienced any losses in such accounts.

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

      When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred. Additions and improvements are capitalized when incurred.

GOODWILL Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses. Goodwill is amortized on a straight-line basis over forty years from the date of the respective acquisitions. Accumulated amortization aggregated approximately $17.5 million and $15.9 million at December 31, 1998 and 1997, respectively.

      The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of cost in excess of net assets acquired, the Company would record an impairment loss in the period such determination is made based on the fair value of the related business.

REVENUE RECOGNITION The Company primarily recognizes revenue when goods are shipped to customers.

AMORTIZATION Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt utilizing either: (i) the effective interest method, or (ii) the straight line method when the results do not materially differ from the effective interest method.

INCOME TAXES The Company and its subsidiaries file consolidated Federal income tax returns. The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or income tax basis. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of the financial instruments held by the Company: (1) the fair value of current assets and current liabilities including cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying values due to the short maturity of the instruments; and (2) the fair value of long-term debt (see Note 6) was determined based on quoted market price for the Company's 11% Senior Notes.

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across different industries and geographies. As of December 31, 1998, the Company believes that its credit risk is not significant.

ACCOUNTING PRONOUNCEMENTS In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 during 1998. Adoption of this Statement did not have a significant impact on the Company's consolidated financial statements.

NOTE 2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES AND ASSETS

DISPOSITIONS
      In 1996, the Company recorded an after-tax gain of $96,000 relating to the sale of vacant land acquired in connection with the 1995 sale of Western Pioneer and to certain tax benefits due to the Company. In 1997, the Company recognized a pre-tax gain of $192,000, and an after-tax gain of $126,000 associated with the reconciliation of loss reserve accounts in Western Pioneer.

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

NOTE 3. INVENTORIES

      Inventories at December 31, 1998 and 1997 consisted of the following:

                                                            (in thousands)

                                                           1998          1997
                                                         -------        -------
Raw materials                                            $ 7,758        $ 9,738
Work in progress                                              95            480
Finished goods                                             7,065          8,299
                                                         -------        -------
    TOTAL                                                $14,918        $18,517
                                                         =======        =======

NOTE 4. PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1998 and 1997 consisted of the following:

                                                            (in thousands)

                                                          1998           1997
                                                       ---------      ---------
Land                                                   $   2,192      $   2,192
Building and improvements                                 18,837         18,315
Office furniture and equipment                             6,076          6,269
Manufacturing equipment                                   95,399         91,634
Vehicles                                                     427            471
                                                       ---------      ---------
     TOTAL                                               122,931        118,881
Accumulated depreciation
   and amortization                                      (64,528)       (58,816)
                                                       ---------      ---------
        NET                                            $  58,403      $  60,065
                                                       =========      =========

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 1998 and 1997:

                                                                (in thousands)
                                                              1998         1997
                                                             -------     -------
Accounts payable                                             $ 5,674     $ 6,453
Accrued interest                                               3,149       3,814
Accrued compensation, vacation
  and profit sharing                                           3,723       2,521
Accrued health and safety                                      1,575       1,342
Customer deposits and
  commissions                                                  2,272       2,663
Income taxes payable                                             394       1,138
Other                                                          5,890       6,215
                                                             -------     -------
   TOTAL                                                     $22,677     $24,146
                                                             =======     =======

NOTE 6. LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 1998 and 1997:

                                   (in thousands)
                                 1998          1997
                                -------     --------
Senior Notes                    $74,825     $ 89,500
Other indebtedness               12,333       15,616
                                -------     --------
    TOTAL LONG-TERM DEBT         87,158      105,116
Current portion                  (2,538)      (3,254)
                                -------     --------
      LONG-TERM DEBT            $84,620     $101,862
                                =======     ========

      During 1993, the Company refinanced substantially all of its existing indebtedness through a $100 million, 11% Senior Note offering due February 15, 2003 (the "Notes"), and borrowings under a $30 million revolving credit facility, which matured on February 22, 1998. This revolving credit facility was renegotiated at a principal amount of $15 million from February 22, 1998 through August 22, 1998 and a principal amount of $20 million from August 22, 1998 through February 22, 1999. Subsequent to year-end, the revolving credit facility was renegotiated at a principal amount of $15 million. This commitment expires May 22, 1999 and there is no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms.

      During 1998, the Company repurchased, at a premium, $14.7 million of its Notes in the open market, resulting in an after-tax extraordinary loss of $390,000. During July 1996, the Company repurchased, at a slight discount, $5.7 million of its Notes in the open market, which resulted in an after-tax extraordinary loss of $73,000.

      The Notes are senior unsecured obligations of the Company, with all of the Company's plastics subsidiaries jointly, severally, and unconditionally guaranteeing the payment of principal and interest. Summary financial information for these subsidiaries is as follows:

                      (in thousands)
                                                     DECEMBER 31,
                                                         1998
                                                     ------------

           Current assets                              $ 59,904
           Non-current assets                           105,923
           Current liabilities                           20,421
           Non-current liabilities                       99,329

                                                      YEAR ENDED
                                                      DECEMBER 31,
                                                         1998
                                                      ------------

           Net sales                                   $250,830
           Operating income                              21,248
           Income before income taxes                    10,017
           Net income                                     5,693

       The Notes could not be redeemed prior to February 15, 1998. From February 16, 1999 and until February 15, 2000, the Company may redeem all or any portion of the Notes at a redemption price of 102.75% of the principal amount. From February 16, 2000 until February 15, 2001 the Company may redeem all or any portion of the Notes at a redemption price of 101.375% of the principal amount. After February 15, 2001, the Company may redeem all or any portion of the Notes at 100% of the principal amount. The Company must redeem $24.8 million of the Notes by February 15, 2002.

      Covenants relating to the Notes restrict the Company from paying dividends, incurring new debt, or taking certain other actions unless specified interest coverage ratio and other tests are met. A decline in operating profitability in 1995 and 1997 caused the Company to fall below the interest coverage ratio requirement for the trailing four quarter periods ended

December 31, 1995, March 31 and June 30, 1996, and June 30 and September 30, 1997. Accordingly, in the quarters following those periods, the Company could not pay dividends or repurchase stock, and its ability to incur new debt or take certain other actions was restricted. The Company has met the interest coverage ratio requirement for the trailing four quarters ended December 31, 1997 and thereafter, and is therefore currently able to, among other things, pay dividends, repurchase stock, and incur new debt.

      Under the terms of the revolving credit facility, the Company and its subsidiaries are required to, among other things, maintain certain financial ratios and minimum specified levels of net worth, refrain from paying dividends unless certain requirements are met, refrain from incurring certain additional indebtedness or guaranteeing the obligations of others, and limit capital expenditures. At December 31, 1998, the gross availability on the revolving credit facility equaled $20.0 million. Unused availability, net of outstanding letters of credit of approximately $1.2 million, equaled $18.8 million. In February 1999, the Company renewed its revolving credit facility until May 22, 1999 at a principal amount of $15 million. There is no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms.

      Borrowings on the revolving credit facility are subject to a borrowing base formula which is based on eligible collateral (accounts receivable, inventories, and fixed assets of the subsidiaries). Interest is computed using either LIBOR or prime-based rates plus a margin. Effective December 31, 1996, the Company favorably amended the revolving credit facility provisions governing interest rates and other fees charged by the lender. The LIBOR and prime-based interest rate margins on the facility are now determined by a formula based upon the Company's ratio of cash flow to net indebtedness, as defined in the amendment. At December 31, 1998 and 1997, the LIBOR and prime rate margins were 1.75% and 0%, respectively. The 30-day LIBOR rate and the prime rate were 5.63% and 7.75%, respectively, at December 31, 1998.

      Other indebtedness of approximately $12.3 million consists of equipment and other collateralized financings, industrial revenue bonds, and capitalized lease obligations. At December 31, 1998 and 1997, the weighted-average interest rates on these borrowings were 7.56% and 7.87% respectively, with 82% of the total at floating interest rates, and the remainder at fixed interest rates as of December 31, 1998.

      Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

                              YEAR           AMOUNT
                              ----          -------
                              1999           $2,538
                              2000            2,893
                              2001            2,481
                              2002           27,821
                              2003           50,427
                              Thereafter        998
                                            -------
                              TOTAL         $87,158
                                            =======

      The fair value of the Company's indebtedness at December 31, 1998 and 1997 was $88.5 million and $106.9 million, respectively.

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

      In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million shares of Class A and Class B Common Stock then outstanding. Through December 1998, the Company had repurchased 542,544 shares (including 210,244 shares issued in connection with the conversion of Preferred Stock), and options for 55,125 shares, for total consideration of approximately $5.1 million.

      In January 1997, the Company issued a mandatory conversion notice to the holder of the 20,000 outstanding shares of the Company's Series A Preferred Stock ("Preferred Stock"). The Preferred Stock was convertible into 210,244 shares of Class A Common Stock. After issuing the mandatory conversion notice, the Company reached an agreement with the Preferred Stock holder to repurchase all of the common shares resulting from the conversion notice for $2 million (the original price paid for the Preferred Stock by the holder and included in the $5.1 million consideration cited earlier in this Note), and completed the repurchase in late March, 1997. Prior to this conversion, each share of Preferred Stock had a liquidation preference of $100, and the holder of the Preferred Stock was entitled to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year.

NOTE 8. INCOME TAXES

      The provision (benefit) for income taxes for the years ended December 31, 1998, 1997, and 1996, consisted of the following:

 (in thousands)
                                                1998        1997         1996
                                              -------      -------      -------
Continuing operations                         $ 3,974      $ 1,138      $ 4,396
Discontinued operations                          --             66           51
Extraordinary loss                               (236)        --            (39)
                                              -------      -------      -------
    TOTAL                                     $ 3,738      $ 1,204      $ 4,408
                                              =======      =======      =======

Current Federal income tax provision          $ 2,300      $   646      $ 2,607
Deferred Federal income tax
  provision                                     1,862          357        1,182
State income tax provision/(benefit)             (424)         201          619
                                              -------      -------      -------
    TOTAL INCOME TAX PROVISION                $ 3,738      $ 1,204      $ 4,408
                                              =======      =======      =======

      The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate for the years ended December 31, 1998, 1997, and 1996:

                                                1998     1997     1996
                                                ----     ----     ----
          Federal income tax rate                34%      34%      34%
          Disposition of PCI                     --       --       (9)
          State income taxes                      4       13        3
          Amortization of goodwill                4       28        4
          Other, net                             (5)      --        3
                                                 --       --       --
          Effective tax rate                     37%      75%      35%
                                                 ==       ==       ==

      At December 31, 1998 and 1997, deferred income tax assets and liabilities consisted of the following:

                                            (in thousands)
                                           1998       1997
                                         -------     ------
  DEFERRED INCOME TAX LIABILITIES-
Excess of book over tax basis of
   property and equipment                $10,852     $8,103
Goodwill                                     678        527
Other, net                                (1,369)       168
                                         -------     ------
     TOTAL DEFERRED
       INCOME TAX LIABILITIES            $10,161     $8,798
                                         -------     ------
  DEFERRED INCOME TAX ASSETS-
Reserves and accrued expenses
   not yet deductible for
   tax purposes                          $ 2,156     $2,206
Net operating loss carryforward              705        799
Capitalized inventory costs                   49        398
                                         -------     ------
                                         $ 2,910     $3,403
Valuation allowance                         (705)      (799)
                                         -------     ------
     Total deferred
       income tax assets                 $ 2,205     $2,604
                                         -------     ------
          DEFERRED INCOME
            TAXES, NET                   $ 7,956     $6,194
                                         =======     ======

      Deferred income tax assets aggregating $2,193,000 and $2,093,000 are included in other current assets on the consolidated balance sheets as of December 31, 1998 and 1997 respectively.

NOTE 9. STOCK OPTION PLANS

      The Company's Stock Option Plans ("Option Plans") are designed to serve as an incentive for retaining qualified and competent employees, directors, and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of options granted under the Option Plans will not be less than 90% of the market value of the Class A Common Stock on the date of grant. To date, the exercise price of all options granted under the Option Plans has been equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option shall be exercisable after the expiration of ten years from the date of grant. Options granted vest ratably over a five-year period from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution. The Option Plans also authorize the Company to make loans to optionees to exercise their options.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1998, 1997, and 1996, respectively: dividend yield of 0% for all years; volatility of 0.4, 0.4, and 0.45; risk-free interest rates of 5.3%, 6.1%, and 6.7%; and an expected life of 6 years for all years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                 1998       1997      1996
                                                -------    ------    ------
          Pro forma net income                  $ 6,009    $  235    $7,937
          Basic pro forma earnings per share    $  0.81    $ 0.03    $ 1.11
          Diluted pro forma earnings per share  $  0.78    $ 0.03    $ 1.03

      Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

                                       1998     1997     1996
                                       -----    -----    -----
OPTIONS OUTSTANDING AT JANUARY 1       1,683    1,772    1,719
Granted                                  207       96      145
Exercised                               (578)     (58)     (60)
Canceled                                 (63)    (127)     (32)
                                       -----    -----    -----
OPTIONS OUTSTANDING AT DECEMBER 31     1,249    1,683    1,772
                                       =====    =====    =====

WEIGHTED-AVERAGE OPTION PRICES PER
  COMMON SHARE:
OPTIONS OUTSTANDING AT JANUARY 1       $5.51    $5.28    $5.12
Granted at fair market value           $5.61    $8.68    $6.32
Exercised                              $3.75    $4.09    $2.86
Canceled                               $7.11    $5.34    $6.02
OUTSTANDING AT DECEMBER 31             $6.25    $5.51    $5.28

Weighted-average fair value of
  options granted at fair market
  value during the year                $2.71    $4.22    $3.36
Options exercisable at December 31       767    1,196    1,164
Options available for grant at
  December 31                            203      167      193

      The following table summarizes information about stock options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                 -----------------------------------------------------------------
                   NUMBER     WEIGHTED-AVERAGE   WEIGHTED-    NUMBER     WEIGHTED-
     RANGE OF    OUTSTANDING      REMAINING      AVERAGE   EXERCISABLE    AVERAGE
     EXERCISE        AT          CONTRACTUAL     EXERCISE      AT        EXERCISE
      PRICES      12/31/98          LIFE          PRICE      12/31/98     PRICE
  -------------- -----------  ----------------   --------- -----------   ---------
   $1.38 - $2.87    10,000          1.80          $ 1.38       10,000     $ 1.38
   $2.88 - $4.39   167,780          1.80          $ 3.22      167,780     $ 3.22
   $4.40 - $6.62   760,804          5.70          $ 5.53      431,904     $ 5.44
   $6.63 - $9.75   210,500          6.90          $ 8.83       97,500     $ 8.84
  $9.76 - $11.88   100,000          6.10          $11.88       60,000     $11.88
                 ---------                                    -------
                 1,249,084                                    767,184
                 =========                                    =======

      During 1998, certain members of the Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at prime and are due February 13, 2001.

NOTE 10. EARNINGS PER SHARE

(all numbers in thousands except per share            1998      1997      1996
  amounts)                                          -------   -------   -------
BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                $ 6,689   $   275   $ 8,074
   Deduct-Series A Convertible Preferred dividends     --        --        (109)
                                                    -------   -------   -------
   Earnings applicable to common shares             $ 6,689   $   275   $ 7,965
                                                    =======   =======   =======
   Weighted-average common shares outstanding         7,433     7,106     7,133
                                                    =======   =======   =======
BASIC EARNINGS PER COMMON SHARE                     $  0.90   $  0.04   $  1.12
                                                    =======   =======   =======

(all numbers in thousands except per share            1998     1997     1996
   amounts)                                          ------   ------   ------
DILUTED EARNINGS PER COMMON SHARE:
   Earnings applicable to common shares              $6,689   $  275   $7,965
   Add-Series A Convertible Preferred dividends        --       --        109
                                                     ------   ------   ------
   Earnings applicable to common shares plus
     effects of assumed conversions                  $6,689   $  275   $8,074
                                                     ======   ======   ======

   Weighted-average common shares outstanding         7,433    7,106    7,133
   Add - Options                                        299      494      399
   Add - Conversion of Preferred Stock                 --       --        210
                                                     ------   ------   ------
   Weighted-average common shares outstanding plus
        Potential dilutive common shares              7,732    7,600    7,742
                                                     ======   ======   ======
DILUTED EARNINGS PER COMMON SHARE                    $ 0.87   $ 0.04   $ 1.04
                                                     ======   ======   ======

AFTER-TAX EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS AND
  EXTRAORDINARY ITEMS:
DISCONTINUED OPERATIONS:
    Basic earnings per common share                 $  --     $ 0.02   $ 0.01
    Diluted earnings per common share               $  --     $ 0.02   $ 0.01
EXTRAORDINARY ITEMS:
    Basic earnings per common share                 $(0.05)   $ --     $(0.01)
    Diluted earnings per common share               $(0.05)   $ --     $(0.01)

      Excluded from the above calculation of diluted EPS are antidilutive options which could potentially dilute EPS in the future. Antidilutive options for 1998, 1997, and 1996, are: 298,500; 317,500; and 458,100 shares, respectively.

      In February 1999, the Company's Board of Directors granted 47,000 options with respect to the Company's Class A Common Stock with an aggregate option price of $414,188.

NOTE 11. BUSINESS SEGMENTS

      The Company considers its continuing operations to comprise two segments:
Atlantis Plastic Films and Atlantis Molded Plastics. During 1998, 1997, and 1996, an Atlantis Molded Plastics customer accounted for approximately 12%, 8%, and 9%, respectively, of the Company's net sales. Summary data for 1998, 1997, and 1996 are as follows (in thousands):

                           ATLANTIS     ATLANTIS
                            PLASTIC      MOLDED
                             FILMS      PLASTICS   CORPORATE   CONSOLIDATED
1998                       --------     --------   ---------   ------------
----
Net sales                  $176,192      $74,638   $   --        $250,830
Operating income             17,884        3,231       --          21,115
Identifiable assets         109,274       56,552     (6,594)      159,232
Capital expenditures          2,360        3,001      1,208         6,569
Depreciation and
  amortization                4,589        3,346      2,049         9,984

1997
----
Net sales                  $187,032      $69,051   $   --        $256,083
Operating income              9,636        3,204       --          12,840
Identifiable assets         105,800       52,083     13,006       170,889
Capital expenditures          4,071        5,080        410         9,561
Depreciation and
  amortization                5,967        2,968        756         9,691

1996
----
Net sales                  $177,851      $89,268    $  --        $267,119
Operating income             10,117        8,273       --          18,390
Identifiable assets         108,586       53,519                  177,901
                                                     15,796
Capital expenditures          4,084        2,026        640         6,750
Depreciation and
  amortization                6,002        3,393        566         9,961

NOTE 12. PROFIT SHARING AND RETIREMENT PLANS

      Atlantis and certain of its subsidiaries have profit sharing and defined contribution retirement plans. Generally, such plans cover all employees who have attained the age of 21 and have at least one year of service. The Board of Directors of each company determines contributions to the plans on an annual basis. Related expenses were approximately $915,000, $936,000, and $1.1 million for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 13. RELATED PARTIES

      During the first quarter of 1998, the Company completed negotiations with Trivest and Trivest II, affiliates of a major shareholder. Trivest, Trivest II, and the Company have certain common officers, directors, and shareholders. As a result of these new agreements and the termination of the employment agreements between the Company and the Chairman and Vice Chairman of the Board of Directors, management fees, expense allocations, and rent related payments paid to Trivest, and salaries and benefits paid to these two officers were restructured. During 1998, 1997, and 1996, the Company incurred costs related to these payments of $950,000, $1.7 million, and $1.4 million respectively.

      Prior to January 1, 1998, Atlantis shared its Miami, FL office space with entities related to Trivest. Rent expense for this office space, as well as certain other non-direct general and administrative expenses, were allocated among Atlantis and these entities. Atlantis' share of these allocations is included in the incurred costs reflected in the paragraph above.

      During 1998, certain members of the Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at prime and are due February 13, 2001.

NOTE 14. COMMITMENTS AND CONTINGENCIES

      The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.

      Atlantis and its subsidiaries lease various office space, buildings, transportation, and production equipment with terms in excess of one year. Total expense under these agreements for the years ended December 31, 1998, 1997, and 1996 was approximately $ 1.4 million, $1.9 million, and $1.7 million, respectively.

      The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 1998, consisted of the following (in thousands):

                           YEAR           AMOUNT
                           ----          -------
                           1999          $   803
                           2000              669
                           2001              597
                           2002              483
                           2003              429
                           Thereafter      1,224
                                         -------
                           TOTAL         $ 4,205
                                         =======

NOTE 15. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER RESTRUCTURING CHARGES

      In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded impairment of long-lived assets and other restructuring charges, as discussed below.

      During 1997, the Company recorded impairment of long-lived assets and other restructuring charges of $815,000, or $505,300 after-taxes, related to:
(i) the closing of the Company's Nashville, TN injection molding facility, including approximately $250,000 in non-cash charges for the write-down of fixed assets and leasehold improvements associated with that facility; and (ii) restructuring expenses associated with management changes in the Company's stretch film unit. As of December 31, 1997, $102,000 of this amount remained to be paid, and was paid during 1998.

NOTE 16. DISCONTINUED OPERATIONS

      Discontinued operations relate to Western Pioneer. The Western Pioneer sale contract contained a provision that required that the adequacy of Western Pioneer's loss reserves as of March 31, 1995 be evaluated during the fourth quarter of 1997. This evaluation was performed and resulted in a pre-tax gain of $192,000, and an after-tax gain of $126,000, which was recognized by the Company in the fourth quarter of 1997.

      During 1996, the Company sold vacant land acquired in connection with the Western Pioneer sale and recognized a net loss after-tax of approximately $47,000. In addition, during 1996 the Company recognized additional income on the sale of Western Pioneer of approximately $143,000, net of tax, related to certain tax benefits due to the Company.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited consolidated quarterly financial data for the years ended December 31, 1998 and 1997 are as follows:

                                                    (in thousands, except per share data)
                                    1ST QUARTER      2ND QUARTER         3RD QUARTER         4TH QUARTER
                                ----------------  ----------------   -----------------   -----------------
                                  1998     1997    1998      1997      1998      1997      1998      1997
                                -------  -------  -------  -------   -------   -------   -------   -------
NET SALES                       $64,427  $64,323  $64,080  $65,530   $62,954   $63,895   $59,369   $62,335
GROSS PROFIT                     11,289    9,187   11,153    9,043    11,005    10,034    12,316    10,871
INCOME (LOSS) - CONTINUING
  OPERATIONS                      1,687     (713)   1,576     (312)    1,360       568     2,066       732
INCOME (LOSS) - DISCONTINUED
  OPERATIONS                          -        -        -        -         -         -         -       126
EXTRAORDINARY LOSS                    -        -        -        -      (390)        -         -         -
NET INCOME (LOSS)                 1,687     (713)   1,576     (312)      970       568     2,066       858
INCOME (LOSS) FROM CONTINUING
  OPERATIONS PER COMMON SHARE
   BASIC
      - CONTINUING OPERATIONS     $0.23   ($0.10)   $0.21   ($0.04)    $0.18     $0.08     $0.28     $0.10
      - NET INCOME                $0.23   ($0.10)   $0.21   ($0.04)    $0.13     $0.08     $0.28     $0.12
   DILUTED
      - CONTINUING OPERATIONS     $0.22   ($0.10)   $0.20   ($0.04)    $0.17     $0.08     $0.27     $0.10
      - NET INCOME                $0.22   ($0.10)   $0.20   ($0.04)    $0.12     $0.08     $0.27     $0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The accounting firm of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") served Atlantis Plastics, Inc. (the "Company") as its independent accountants with respect to calendar years 1990-1997. Effective April 6, 1998, Coopers & Lybrand was dismissed by the Company's Board of Directors (pursuant to a duly authorized telephone conference call on April 6, 1998) based upon the recommendation of the Audit Committee (which recommendation was made pursuant to a duly authorized telephone conference call on April 6, 1998). During the 1996 and 1997 calendar years, there were no (i) disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand, would have caused it to make reference to the subject matter of the disagreement in connection with its reports, or (ii) reportable events as defined in paragraph (a)(1)(v) of Item 304 of Regulation S-K. Coopers & Lybrand's reports on the financial statements of the Company for the two most recent calendar years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Upon recommendation by the Audit Committee effective April 6, 1998, the Company's Board of Directors engaged Ernst & Young LLP ("Ernst & Young") as the Company's independent auditors for calendar year 1988. Between January 1, 1996 and April 6, 1998, Ernst & Young was not consulted regarding any matters set forth in paragraphs
(a)(2)(i) or (ii) of item 304 of Regulation S-K.

      The Company has had no disagreements with its independent accountants on accounting and financial disclosure.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (A)    DOCUMENTS FILED AS A PART OF THIS REPORT:
                                                                           PAGE
                                                                           ----
        (1)    Financial Statements:
               Report of Independent Auditors..........................     18
               Report of Independent Accountants.......................     19
               Consolidated Income Statements..........................     20
               Consolidated Balance Sheets.............................     21
               Consolidated Statements of Shareholders' Equity.........     22
               Consolidated Statements of Cash Flows...................     23
               Notes to Consolidated Financial Statements..............     24

        (2)    Financial Statement Schedules:

               The following Financial Statement Schedule for the years ended December 31, 1996, 1997, and 1998 is submitted herewith:

               Schedule II - Valuation and Qualifying Accounts ........     37

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

In connection with our audits of the Consolidated Financial Statements of Atlantis Plastics, Inc., as of December 31, 1997, and for each of the two years in the period ended December 31, 1997, which financial statements are included in this Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14(A) 2 herein for the two year period ended December 31, 1997.

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

                                      Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 11, 1998

ATLANTIS PLASTICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31,
($ in thousands)

                                              BALANCE AT       CHARGED TO    CHARGED TO                      BALANCE
                                               BEGINNING          COSTS        OTHER                         AT END
                                                OF YEAR         EXPENSES      ACCOUNTS      DEDUCTION         YEAR
                                              ----------       ----------    ----------     ---------        -------
1998
  Allowances reducing the assets in
    the balance sheet:
      Doubtful accounts receivable               $  896          $  257          $--          $  198          $  955
      Reserve for inventory obsolescence            426             682           --             384             724
                                                 ------          ------          ---          ------          ------
        Total                                    $1,322          $  939          $--          $  582          $1,679
                                                 ======          ======          ===          ======          ======

1997
  Allowances reducing the assets in
    the balance sheet:
      Doubtful accounts receivable               $  633          $  514          $--          $  251          $  896
      Reserve for inventory obsolescence            418               8           --            --               426
                                                 ------          ------          ---          ------          ------
        Total                                    $1,051          $  522          $--          $  251          $1,322
                                                 ======          ======          ===          ======          ======

1996
  Allowances reducing the assets in
    the balance sheet:
      Doubtful accounts receivable               $1,530          $  143          $--          $1,040          $  633
       Reserve for inventory obsolescence           342              91           --              15             418
                                                 ------          ------          ---          ------          ------
         Total                                   $1,872          $  234          $--          $1,055          $1,051
                                                 ======          ======          ===          ======          ======

      (3) Exhibits (An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1   Registrant's Articles of Incorporation (3.1)(1)

3.2   Registrant's Bylaws (February 1988) (3.2)(1)

4.1 Form of Stock Certificate evidencing ownership of Registrant's Class A Common Stock(8)

4.2 Trust Indenture between Registrant and American Stock Transfer and Trust Company (4.2)(6)

4.3   Form of Senior Note, dated February 15, 1993 (4.3)(6)

10.1 * Registrant's Amended and Restated Stock Option Plan, dated as of March 16, 1989. (10.1)(3)

10.2  * Registrant's 1987 Disinterested Directors Stock Option Plan. (10.2)(2)

10.3  * Registrant's Amended and Restated 1990 Stock Option Plan. (10.2)(3)

10.4  * Registrant's 1997 Stock Option Plan.(17)

10.5  * Registrant's 1998 Stock Option Plan. (19)

10.6  * Form of Indemnification Agreement. (10.47)(7)

10.7 * Management Agreement dated as of January 1, 1998 between Registrant and Trivest, Inc. (10.1)(20)

10.8 * Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (10.2)(20)

10.9 Assignment and Assumption of Lease between Registrant and Trivest II, Inc.(22)

10.10 Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (10.40)(4)

10.11 License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (10.41)(4)

10.12 Loan Contract, dated October 30, 1987, between State of Minnesota and National Poly Products, Inc. (10.11)(2)

10.13 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated October 30, 1991. (10.43)(4)

10.14 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated January 13, 1992. (10.44)(4)

10.15 Consent and Acknowledgment to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated February 18, 1993. (10.22)(6)

10.16 Loan Agreement between Arkansas Development Finance Authority and Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), dated March 18, 1992. (10.69)(5)

10.17 Promissory Note from Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992. (10.70)(5)

10.18 Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (10.78)(5)

10.19 First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (10.21)(18)

10.20 Subordination and Attornment Agreement between State Farm Life Insurance Company and National Poly Products, Inc. dated April 6, 1992. (10.78)(5)

10.21 Intercreditor Agreement between Heller Financial, Inc., Arkansas Development Finance Authority and Worthen Trust Company, Inc. (10.40)(6)

10.22 Credit Agreement, dated February 22, 1993, between the Registrant and Heller Financial, Inc. (the "Heller Credit Agreement"). (10.39)(6)

10.23 First Amendment and Waiver, dated March 28, 1994, to Heller Credit Agreement. (10.29)(8)

10.24 Consent Letter, dated May 23, 1994, to Heller Credit Agreement. (10.30)(8)

10.25 Second Amendment, dated August 15, 1994, to Heller Credit Agreement. (10.31)(8)

10.26 Consent Letter, dated September 9, 1994, to Heller Credit Agreement. (10.32)(8)

10.27 Consent Letter, dated February 13, 1995, to Heller Credit Agreement. (10.33)(8)

10.28 Consent and Waiver Letter, dated February 24, 1995, to Heller Credit Agreement. (10.34)(8)

10.29 Third Amendment to Heller Credit Agreement and Consent, dated as of March 30, 1995. (10.3)(9)

10.30 Fourth Amendment to Heller Credit Agreement, dated as of September 30, 1995. (10.2)(11)

10.31 Fifth Amendment to Heller Credit Agreement, dated as of December 31, 1995. (10.33)(12)

10.32 Sixth Amendment to Heller Credit Agreement, dated as of December 30, 1995. (10.1)(14)

10.33 Seventh Amendment to Heller Credit Agreement, dated as of September 5, 1996. (10.2)(14)

10.34 Eighth Amendment to Heller Credit Agreement, dated as of November 6, 1996. (10.35)(15)

10.35 Ninth Amendment to Heller Credit Agreement, dated as of January 31, 1997. (10.36)(15)

10.36 Tenth Amendment to Heller Credit Agreement, dated as of August 4, 1997. (10.38)(18)

10.37 Eleventh Amendment to Heller Credit Agreement, dated as of November 3, 1997. (10.7) (16)

10.38 Twelfth Amendment to Heller Credit Agreement, dated as of February 20, 1998. (10.40)(18)

10.39 Thirteenth Amendment to Heller Credit Agreement, dated as of August 21, 1998. (10.1)(21)

10.40 Fourteenth Amendment to Heller Credit Agreement, dated as of October 15, 1998. (10.2)(21)

10.41 Fifteenth Amendment to Heller Credit Agreement, dated as of February 22, 1999.(22)

10.42 Amended Revolving Note, dated February 20, 1998, between the Registrant and Heller Financial, Inc. (10.41)(18)

10.43 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (10.35)(8)

10.44 * Employment Agreement, dated February 1, 1995, between the Registrant and Anthony F. Bova. (10.1)(9)

10.45 * Amendment dated April 8, 1996 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova. (10.1)(13)

10.46 * Amendment dated February 14, 1997 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova. (10.1)(16)

10.47 * Employment Agreement, dated March 6, 1995, between the Registrant and Paul Rudovsky. (10.2)(9)

10.48 * Amendment dated April 8, 1996 to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky. (10.2)(13)

10.49 * Amendment dated February 14, 1997 to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky. (10.2)(16)

10.50 Master Security Agreement and Promissory Note between Cyanede Plastics, Inc. and General Electric Capital Corporation ("GECC") in the amount of $2,673,919, dated as of February 23, 1995. (10.4)(9)

10.51 Corporate Guaranty of the Registrant of the obligations of Cyanede Plastics, Inc. to GECC, dated as of February 23, 1995. (10.5)(9)

10.52 Master Security Agreement and Promissory Note between Pierce Plastics, Inc. and GECC in the amount of $221,790, dated as of February 23, 1995. (10.6)(9)

10.53 Corporate Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to GECC, dated as of February 23, 1995. (10.7)(9)

10.54 Master Security Agreement and Promissory Note between Atlantis Plastic Films, Inc. (as successor by merger to Linear Films, Inc.) and GECC in the amount of $900,000, dated as of February 23, 1995. (10.10)(9)

10.55 Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $650,000, dated as of February 23, 1995. (10.11)(9)

10.56 Corporate Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to GECC dated as of February 23, 1995. (10.12)(9)

10.57 Loan and Security Agreement by the Among Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., Plastic Containers, Inc. and The CIT/Equipment Group Financing, Inc. ("CIT"), dated as of 4/13/95. (10.13)(9)

10.58 First Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc., Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc., Plastic Containers, Inc. and CIT dated to be effective as of December 31, 1995. (10.47)(12)

10.59 Second Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc., Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc. and CIT dated to be effective as of December 31, 1996. (10.51)(15)

10.60 Promissory Note from Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., and Plastic Containers, Inc. to CIT in the amount of $15,000,000, dated as of April 13, 1995. (10.14)(9)

10.61 Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to CIT, dated as of April 13, 1995. (10.15)(9)

10.62 Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of May 19, 1995. (10.16)(10)

10.63 First Amendment to National City Bank, Northeast, Credit Agreement, dated as of September 30, 1995. (10.3)(11)

10.64 Second Amendment to National City Bank, Northeast, Credit Agreement, dated to be effective as of December 31, 1995. (10.52)(12)

10.65 Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of January 30, 1997. (10.57)( 15)

10.66 Third Amendment to National City Bank, Northeast, Credit Agreement, dated as of June 30, 1997. (10.7) (16)

10.67 Consolidated Amendment No. 1 to Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of December 31, 1997. (10.66) (18)

10.68 Demand Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $1,280,579.70, dated as of May 8, 1995. (10.18)(12)

10.69 Sublease dated September 15, 1997 between Registrant and II Eagles Plastics, Inc. (10.3) (16)

10.70 Agreement dated September 15, 1997 between Registrant and II Eagles Plastics, Inc. (10.4) (16)

10.71 Equipment lease dated September 15, 1997 between Registrant and II Eagles Plastics, Inc. (10.5) (16)

21.1  Registrant's Subsidiaries(18)

23.1 Consent of Ernst & Young LLP relating to the Company's Registration Statements on Form S-8 (No. 333-34197 and No. 333-63855)(22)

23.2 Consent of Coopers & Lybrand L.L.P. relating to the Company's Registration Statements on Form S-8 (No. 333-34197 and No. 333-63855) (18)

27.1  Financial Data Schedule (for SEC use only)

------------

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

 (17)   Incorporated by reference to Exhibit A filed with the Registrant's
        Schedule 14A filed on April 29, 1997.

 (18) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (19)   Incorporated by reference to Exhibit A filed with the Registrant's
        Schedule 14A filed on April 17, 1998.

 (20) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

 (21) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 1998.

 (22)   Filed herewith.

        (b) REPORTS ON FORM 8-K

        During the fourth quarter of 1998, the Registrant filed no reports on Form 8-K.

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

                                          ATLANTIS PLASTICS, INC.

Date: March 25, 1999                      By: /s/       PAUL RUDOVSKY
                                              --------------------------------
                                                        PAUL RUDOVSKY
                                                 EXECUTIVE VICE PRESIDENT,
                                                 FINANCE AND ADMINISTRATION
                                                (PRINCIPAL FINANCIAL OFFICER)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                          DATE
          ---------                              -----                          ----
/s/     EARL W. POWELL                   Chairman of the Board             March 25, 1999
-------------------------------
        EARL W. POWELL

                                     Director, Vice Chairman, and
/s/ PHILLIP T. GEORGE, M.D.       Chairman of the Executive Committee      March 25, 1999
-------------------------------
    PHILLIP T. GEORGE, M.D.

                                          President and Chief
                                           Executive Officer
/s/     ANTHONY F. BOVA              (Principal Executive Officer)         March 25, 1999
-------------------------------
        ANTHONY F. BOVA

                                        Executive Vice President
                                     Finance and Administration
/s/      PAUL RUDOVSKY               (Principal Financial Officer)         March 25, 1999
  -----------------------------
         PAUL RUDOVSKY

/s/ CHARLES D. MURPHY, III                      Director                   March 25, 1999
-------------------------------
    CHARLES D. MURPHY, III

/s/   CHESTER B. VANATTA                        Director                   March 25, 1999
-------------------------------
      CHESTER B. VANATTA

/s/     LARRY D. HORNER                         Director                   March 25, 1999
-------------------------------
        LARRY D. HORNER

/s/      CESAR ALVAREZ                          Director                   March 25, 1999
-------------------------------
         CESAR ALVAREZ

                                INDEX TO EXHIBITS

EXHIBIT
-------

  10.9 Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (22)

  10.41 Fifteenth Amendment to Heller Credit Agreement, dated as of February 22, 1999(22)

  23.1 Consent of Ernst & Young LLP relating to the Company's Registration Statements on Form S-8 (No. 333-34197 and No. 333-63855)(22)

  27.1      Financial Data Schedule (for SEC use only)