Form 10-Q
period 1999-03-31
ATLANTIS PLASTICS INC
filed 1999-05-12
CIK 811828

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

                  For the quarterly period ended MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                             06-1088270
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


            1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA     30339
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS SHARES                    OUTSTANDING AT MARCH 31, 1999
          -------------                   -----------------------------

        A, $.10 par value                           4,781,278
        B, $.10 par value                           2,803,444

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998.....................    1

              Condensed Consolidated Statements of Income for the
              three months ended March 31, 1999 and 1998...............    2

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 1999 and 1998...............    3

              Notes to Consolidated Financial Statements...............    4

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.........    7


PART II. OTHER INFORMATION

          Item 1 - Legal Proceedings...................................   12

          Item 6 - Exhibits and Reports on Form 8-K....................   12


SIGNATURES.............................................................   13

                            ATLANTIS PLASTICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           MARCH 31,      DECEMBER 31,
                                                                             1999            1998
                                                                          -----------     ------------
                                                                          (Unaudited)       (Note A)
ASSETS

Cash and cash equivalents ...........................................      $   5,418       $   2,879
Accounts receivable, net ............................................         26,127          25,801
Inventories .........................................................         15,264          14,918
Other current assets ................................................          7,498           8,376
                                                                           ---------       ---------
     Current assets .................................................         54,308          51,974

Property and equipment, net .........................................         59,209          58,403
Goodwill, net of accumulated amortization ...........................         46,997          47,390
Other assets ........................................................          1,338           1,465
                                                                           ---------       ---------

     Total assets ...................................................      $ 161,852       $ 159,232
                                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ...............................      $  24,015       $  22,677
Current portion of long-term debt ...................................          2,540           2,538
                                                                           ---------       ---------
     Current liabilities ............................................         26,555          25,215

Long-term debt, less current portion ................................         84,015          84,620
Deferred income taxes ...............................................          9,690          10,149
Other liabilities ...................................................            371             544
                                                                           ---------       ---------
     Total liabilities ..............................................        120,631         120,528
                                                                           ---------       ---------

Commitments and contingencies........................................             --              --

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares
    authorized, 4,781,278 and 4,538,054 shares issued and outstanding
    in 1999 and 1998 ................................................            478             454
  Class B Common Stock, $.10 par value, 7,000,000 shares
    authorized, 2,803,444 and 2,918,043 shares issued and outstanding
    in 1999 and 1998 ................................................            280             292
  Additional paid-in capital ........................................         10,197           9,436
  Notes receivable from sale of Common Stock ........................         (1,322)           (960)
  Retained earnings .................................................         31,588          29,482
                                                                           ---------       ---------
     Total shareholders' equity .....................................         41,221          38,704
                                                                           ---------       ---------

                                                                           $ 161,852       $ 159,232
                                                                           =========       =========


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                            ATLANTIS PLASTICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
Net sales ..........................................     $ 58,973       $ 64,427

Cost of sales ......................................       46,559         53,138
                                                         --------       --------

     GROSS PROFIT ..................................       12,414         11,289

Selling, general and administrative expenses .......        6,500          5,973
                                                         --------       --------

     OPERATING INCOME ..............................        5,914          5,316

Net interest (expense) .............................       (2,315)        (2,748)
                                                         --------       --------

     INCOME BEFORE INCOME TAXES ....................        3,599          2,568

Income tax (provision) .............................       (1,483)          (881)
                                                         --------       --------

     NET INCOME ....................................     $  2,106       $  1,687
                                                         ========       ========


NET INCOME PER COMMON SHARE
   Basic                           `                     $   0.28       $   0.23

   Diluted                                               $   0.27       $   0.22

Weighted-average number of shares used in computing
   net income per share (in thousands):
     Basic                                                  7,486          7,347

     Diluted                                                7,743          7,617



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                            ATLANTIS PLASTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -----------------------
                                                                      1999           1998
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................      $  2,106       $  1,687
                                                                    --------       --------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation .............................................         2,049          1,959
    Amortization of goodwill .................................           393            393
    Loan fee and other amortization ..........................           145            158
    Interest receivable from shareholder loans ...............           (21)            --
    Deferred income taxes ....................................          (459)            79
    Changes in operating assets and liabilities, net .........         1,352            242
                                                                    --------       --------
      Total adjustments ......................................         3,459          2,831
                                                                    --------       --------
       Net cash provided by operating activities .............         5,565          4,518
                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................        (2,855)        (1,781)
                                                                    --------       --------
       Net cash used in investing activities .................        (2,855)        (1,781)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt .................................          (603)          (661)
  Payments on notes receivable from shareholders .............            75             --
  Proceeds from exercise of stock options ....................           357            731
                                                                    --------       --------
       Net cash (used in) provided by financing activities ...          (171)            70
                                                                    --------       --------

Net increase in cash and cash equivalents ....................         2,539          2,807

Cash and equivalents at beginning of period ..................         2,879          8,346
                                                                    --------       --------

Cash and equivalents at end of period ........................      $  5,418       $ 11,153
                                                                    ========       ========



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Atlantis Plastics, Inc. annual report on Form 10-K for the year ended December 31, 1998.

NOTE B. INVENTORIES

The components of inventory consist of the following:

                                       MARCH 31    DECEMBER 31
                                         1999         1998
                                       --------    -----------
                                            IN THOUSANDS


                Raw Materials          $ 7,454      $ 7,758
                Work in Process            115           95
                Finished Products        7,695        7,065
                                       -------      -------
                                       $15,264      $14,918
                                       =======      =======

NOTE C. SEGMENT INFORMATION

The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                                              THREE MONTHS
                                                          ENDED MARCH 31, 1999
                                                                 SEGMENT
                                           -----------------------------------------------------
                                           ATLANTIS     ATLANTIS
                                           PLASTICS      MOLDED
                                            FILMS       PLASTICS      CORPORATE     CONSOLIDATED
                                            -----       --------      ---------     ------------
                                                              IN THOUSANDS
                Net Sales                 $ 40,698      $ 18,275            --       $ 58,973
                Operating Income             4,678         1,236            --          5,914
                Identifiable Assets        111,988        56,799      $ (6,935)       161,852
                Capital Expenditures         1,574           618           663          2,855
                Depreciation and
                    Amortization             1,162           864           416          2,442



                                                              THREE MONTHS
                                                          ENDED MARCH 31, 1998
                                                                 SEGMENT
                                           -----------------------------------------------------
                                           ATLANTIS     ATLANTIS
                                           PLASTICS      MOLDED
                                            FILMS       PLASTICS      CORPORATE     CONSOLIDATED
                                            -----       --------      ---------     ------------
                                                              IN THOUSANDS

                Net Sales                 $ 44,925      $ 19,502            --      $ 64,427
                Operating Income             4,337           979            --         5,316
                Identifiable Assets        107,794        54,658      $ 10,100       172,552
                Capital Expenditures           512         1,113           156         1,781
                Depreciation and
                    Amortization             1,188           781           383         2,352

NOTE D. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31
                                                                      ------------------
                                                                       1999        1998
                                                                      ------      ------
                                     IN THOUSANDS, EXCEPT PER SHARE DATA
                BASIC:
                  Net income                                          $2,106      $1,687
                  Weighted average shares outstanding                  7,486       7,347
                                                                      ------      ------
                BASIC EARNINGS PER SHARE                              $ 0.28      $ 0.23
                                                                      ======      ======

                DILUTED:
                  Net income                                          $2,106      $1,687
                  Weighted average shares outstanding                  7,486       7,347
                   Net effect of dilutive stock options-based on
                      treasury stock method                              279         270
                                                                      ------      ------
                                                                       7,743       7,617
                                                                      ======      ======
                DILUTED EARNINGS PER SHARE                            $ 0.27      $ 0.22
                                                                      ======      ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, building supply, and recreational vehicle industries.

         Atlantis Plastic Films accounts for approximately 70% of the Company's net sales and produces: (i) stretch films (multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage), (ii) custom film products (high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets), and (iii) institutional products such as aprons, gloves, and tablecloths which are converted from polyethylene films.

         Atlantis Molded Plastics accounts for approximately 30% of the Company's net sales and employs two principal technologies, serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, building supplies, and agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

         All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the current period presentation.

         Selected income statement data for the quarterly periods ended March 31, 1998 through March 31, 1999 are as follows:

     ($ in millions)                1999                                1998
                                    ----            ---------------------------------------------
                                     Q1               Q4           Q3           Q2           Q1
                                     --               --           --           --           --
     NET SALES
     ---------
     Plastic Films                 $40.7            $42.7        $44.3        $44.4        $44.9
     Molded Plastics                18.3             16.7         18.7         19.7         19.5
                                   -----            --------------------------------------------
     TOTAL                         $59.0            $59.4        $63.0        $64.1        $64.4
                                   =====            ============================================


                             PERCENTAGE OF NET SALES

     GROSS PROFIT
     ------------

     Plastic Films                    22%              22%          20%          20%          19%
     Molded Plastics                  18%              17%          11%          12%          15%
                                   -----            --------------------------------------------
     TOTAL                            21%              21%          18%          17%          18%
                                   =====            ============================================

     OPERATING INCOME
     ----------------

     Plastic Films                    12%              12%          11%           9%           9%
     Molded Plastics                   7%               7%           1%           4%           6%
                                   -----            --------------------------------------------
     TOTAL                            10%              10%           8%           8%           8%
                                   =====            ============================================
     NET INTEREST EXPENSE          $ 2.3             $2.4         $2.6         $2.7         $2.7
                                   =====            ============================================

RESULTS OF OPERATIONS

         The Company's 1999 first quarter sales of $59 million were $5.4 million below last year's sales for the same period. Atlantis Molded Plastics' net sales for the first three months of 1999 totaled $18.3 million, or 6% lower than last year's first quarter sales of $19.5 million. First quarter 1999 Atlantis Plastic Film sales of $40.7 million were 9% below last year's sales for the same period, primarily due to lower average selling prices resulting from declines in polyethylene resin prices.

         The Company's first quarter gross profit margins increased from 18% in 1998 to 21% in 1999. Atlantis Plastics Films gross profit margins increased from 19% in 1998 to 22% in 1999 largely due to increased productivity, cost reduction and improved gross spreads in Stretch Film. First quarter sales volume of Stretch Film, measured in pounds, increased 7% over the same period in 1998.

         Atlantis Molded Plastics first quarter gross margins increased from 15% in 1998 to 18% in 1999, primarily due to continued improvements in operational efficiencies, reduced scrap rates, and reduced overhead at the Company's injection molding plants.

         Selling, general, and administrative ("SG&A") expenses were $6.5 million for the first quarter of 1999 compared to $6.0 million for this period last year. This increase is primarily attributable to increased depreciation associated with the Company's new distribution, accounting, and resource planning system installed to date in 4 of 12 locations, and non recurring adjustments which reduced 1998 SG&A expense, including a 1998 rent adjustment associated with the 1998 restructuring of the Company's agreement with Trivest, Inc.

         First quarter net interest expense of $2.3 million was 15% lower than $2.7 million incurred during the same period, 1998. This decrease was a result of reduced debt levels in 1999 and the third quarter 1998 repurchase of $14.7 million of the Company's Senior Notes. Effective income tax rates differed from applicable statutory rates in both 1999 and 1998, primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 1999 totaled approximately $27.8 million (including cash and cash equivalents of $5.4 million), compared to $26.8 million (including cash and cash equivalents of $2.9 million) at December 31, 1998. On March 31, 1999 there were no borrowings on the Company's revolving credit facility. Unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $13.7 million at March 31, 1999. The present credit agreement expires May 22, 1999 and while management is currently negotiating an extension of the agreement, there is no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms.

         As previously announced, the Company is in the final stages of selecting an area for a west coast stretch facility. Additionally, it expects to place an order in the near future for a cast extrusion line for delivery to its stretch film facility in Nicholasville, KY. Present plans call for delivery late in 1999 with full production commencing in the first quarter of 2000.

         The Company's primary needs for liquidity, on both a short- and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures, and expects to meet its short-and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under its revolving credit facility. In conjunction with the stretch film expansion plans outlined in the paragraph above, the Company is in discussions with several financial institutions regarding lease and other forms of financing for these projects. At present, there can be no assurance that financing will be available to the Company on satisfactory terms.

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first three months of 1999, net cash provided by operating activities was approximately $5.6 million, compared to $4.6 million for the same period last year. Accounts receivable increased $326,000 during the first quarter of 1999 due to higher sales during the month of March 1999 compared to December 1998. Inventory levels increased $346,000 in the first quarter of 1999 compared to an increase of $28,000 in 1998 due to increased inventory purchases during March, 1999 in advance of announced price increases by the Company's resin suppliers. Other current assets decreased by $877,000 during the first quarter primarily due to payments received on resin rebates receivable outstanding at the end of 1998.

         Accounts payable and accrued expenses increased $1.3 million in the first quarter of 1999 compared to a decline of $91,000 in 1998. The large increase in 1999 was primarily due to higher estimated income tax liabilities for the current year.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first three months of 1999 consisted of capital expenditures totaling $2.9 million, compared to capital expenditures of $1.8 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities for the first three months of 1999 was $171,000, compared to cash provided by investing activities of $70,000 during this period last year. Proceeds from the exercise of stock options equaled $357,000 during the first three months of 1999, compared to $731,000 during the same period in 1998.

YEAR 2000 ISSUES

         As part of the Company's ongoing capital expenditure program, Atlantis has been in the process of implementing a new distribution, accounting, and resource planning ("ERP") system ("QAD") which is designed to improve its operating and financial controls. QAD is Year 2000 compliant. At the beginning of May, 1999, QAD was successfully installed in the Company's profile extrusion facility. To date, QAD has also been implemented in the Company's two custom film and one institutional products plants, as well as its headquarters in Atlanta. Three of the Company's Molded plants are operating under an ERP system ("DTR") which was upgraded during the 4th quarter of 1998 to a Y2K compliant version of DTR.

         The major phases associated with installing these systems are: (1) ASSESSMENT, including defining, scoping the problem and solution; (2) FIXING, including programming and procedure development; (3) TESTING, including evaluation of the testing phase; and (4) IMPLEMENTATION, including installation and "going live".

          Present plans are to install QAD in Atlantis' three stretch film plants at the end of the second quarter of 1999. The assessment phase for these stretch plants was completed in 1998 and they are presently in the programming and testing phase. These two phases are expected to be completed by mid-June 1999, shortly after completion of the last pilot run. As QAD has been installed successfully in five other Atlantis locations, the risks associated with implementing QAD in stretch are considered to be insignificant, although implementation could be delayed by one or two months.

          One other Molded plant (Warren, OH) is operating under two small PC based systems ("Solomon PC" for general ledger, accounts receivable, and accounts payable, and "Auditors Advisor" for inventory management and logistics) for which Y2K compliant upgrades are commercially available. Atlantis is planning to install QAD in this plant in the 3rd quarter of 1999. Should this last conversion be delayed, the Company intends to install a Y2K compliant commercially available upgrade to the plant's present system and subsequently convert this plant to QAD. The assessment phase for Warren, OH has been completed for installing QAD as well as an upgrade of the plant's two PC based systems presently operating and controlling these functions..

           Upgrades to the Company's PC's and client servers necessary to make them Y2K compliant have been completed. Atlantis' e-mail system was changed to a Y2K compliant system earlier in 1999 and installed with all users except approximately 25 stretch film salespeople. These salespeople will be converted to the new e-mail system in the next two months. All of the Company's telephone systems are now Y2K compliant except for three locations. The only remaining phase necessary to upgrade these three locations is implementation which should be completed for the remaining three locations by September 30, 1999.

         In the Company's 11 manufacturing facilities and its headquarters in Atlanta, there are approximately 125 types/models of equipment with programmable logic chips ("PLC's") which may require adjustment to make them Y2K compliant. The assessment phase has been completed on all but 20 of these devices and should be completed for these 20 by mid-June, 1999. The testing, fixing, and implementation (where necessary) phases have been completed on approximately 25% of the other devices and are expected to be completed on all devices by September 30, 1999.

         With regard to evaluating the Y2K compliant status of the Company's significant suppliers and customers, Atlantis presently is in the assessment phase. Certain major suppliers and customers have been questioned on an informal basis over the past six months. All of these informal interviews have indicated a plan to be Y2K compliant by the end of the third quarter of 1999. All major customers and suppliers will be contacted in writing during the second quarter of 1999. Responses are expected back to Atlantis by July 31, 1999. During August 1999 the assessment phase should be completed and any necessary contingency plans developed.

         The Company has evaluated worst case scenarios regarding Y2K compliance. The Company has two critical suppliers of resin to its stretch film business. The Company has three critical suppliers of resin to its custom film business. The Company receives most of its plastic resin via railcar. As noted in the Company's Form 10-K for the year ended December 31, 1998, Whirlpool Corporation represented approximately 12% of the Company's net sales for 1998. The Company's two Tulsa, OK stretch film plants account for approximately 25% of the Company's sales and production while its Nicholasville, KY stretch film facility accounts for approximately 20% of the Company's sales and production. In the unlikely event that one of these resin suppliers could not ship resin, the railroad system used to deliver resin to the Company's facilities fails to deliver resin, Whirlpool Corporation is not Y2K compliant by January 1, 2000, or there is a power outage affecting the above mentioned facilities, and this unlikely event is of longer than a short term duration, the Company could be affected in a materially adverse manner. Contingency plans for these and other scenarios are expected to be developed by September 30, 1999.

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

                                         ATLANTIS PLASTICS, INC.

Date: May 12, 1999                       /s/ ANTHONY F. BOVA
                                         -------------------
                                         ANTHONY F. BOVA

                                         President and Chief Executive Officer

Date: May 12, 1999                       /s/ PAUL RUDOVSKY
                                         -----------------
                                         PAUL RUDOVSKY
                                         Executive Vice President, Finance and
                                         Administration

                                 EXHIBIT INDEX



EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27.1                             Financial Data Schedule