Form 10-Q
period 1999-06-30
ATLANTIS PLASTICS INC
filed 1999-07-29
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                         06-1088270
           -------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA 30339
             --------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   CLASS SHARES                                     OUTSTANDING AT JUNE 30, 1999
   -------------                                    ----------------------------
 A, $.10 par value                                            4,784,078
 B, $.10 par value                                            2,803,444

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998.............................1

              Condensed Consolidated Statements of Income for the
              six months ended June 30, 1999 and 1998.........................2

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1999 and 1998.........................3

              Notes to Consolidated Financial Statements......................4

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations................7

PART II. OTHER INFORMATION

   Item 1 - Legal Proceedings................................................12

   Item 4 - Submission of Matters to a Vote of Security-Holders..............12

   Item 6 - Exhibits and Reports on Form 8-K.................................12

SIGNATURES...................................................................13

                             ATLANTIS PLASTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JUNE 30,    DECEMBER 31,
                                                                       1999          1998
                                                                    (UNAUDITED)    (NOTE A)
                                                                    -----------  -----------
ASSETS
Cash and cash equivalents..........................................      $2,635       $2,879
Accounts receivable, net...........................................      28,239       25,801
Inventories........................................................      16,393       14,918
Other current assets...............................................       6,830        8,376
                                                                    -----------  -----------
    Current assets.................................................      54,097       51,974

Property and equipment, net........................................      61,280       58,403
Goodwill, net of accumulated amortization..........................      46,604       47,390
Other assets.......................................................       1,237        1,465
                                                                    -----------  -----------
    Total assets...................................................    $163,218     $159,232
                                                                    ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses..............................     $23,438      $22,677
Current portion of long-term debt..................................       2,528        2,538
                                                                    -----------  -----------
    Current liabilities............................................      25,966       25,215

Long-term debt, less current portion...............................      83,372       84,620
Deferred income taxes..............................................       9,761       10,149
Other liabilities..................................................         281          544
                                                                    -----------  -----------
    Total liabilities..............................................     119,380      120,528
                                                                    -----------  -----------
Commitments and contingencies                                               -            -

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares
   authorized, 4,784,078 and 4,538,054 shares issued and outstanding
   in 1999 and 1998................................................         479          454
  Class B Common Stock, $.10 par value, 7,000,000 shares
   authorized, 2,803,444 and 2,918,043 shares issued and outstanding
   in 1999 and 1998................................................         280          292
  Additional paid-in capital.......................................      10,214        9,436
  Notes receivable from sale of Common Stock.......................      (1,355)        (960)
  Retained earnings................................................      34,220       29,482
                                                                    -----------  -----------
    Total shareholders' equity.....................................      43,838       38,704
                                                                    -----------  -----------
                                                                       $163,218     $159,232
                                                                    ===========  ===========

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                       ---------------------     ---------------------
                                                                        1999         1998         1999         1998
                                                                       ---------------------     ---------------------
Net sales...........................................................    $65,052      $64,080     $124,025     $128,507

Cost of sales.......................................................     51,830       52,927       98,389      106,065
                                                                       --------     --------     --------     --------
                   Gross profit.....................................     13,222       11,153       25,636       22,442

Selling, general and administrative expenses........................      6,490        6,377       12,990       12,350
                                                                       --------     --------     --------     --------
                   Operating income.................................      6,732        4,776       12,646       10,092

Net interest (expense)..............................................     (2,285)      (2,696)      (4,600)      (5,444)
                                                                       --------     --------     --------     --------
                   Income before income taxes.......................      4,447        2,080        8,046        4,648

Income tax (provision)..............................................     (1,816)        (504)      (3,309)      (1,385)
                                                                       --------     --------     --------     --------
                   Net income.......................................     $2,631       $1,576       $4,737       $3,263
                                                                       ========     ========     ========     ========

Net Income per Common Share
     Basic                                                                $0.35        $0.21        $0.63        $0.44

     Diluted                                                              $0.33        $0.20        $0.61        $0.42

Weighted-average number of shares used in computing
   net income per share (in thousands):
     Basic                                                                7,585        7,479        7,538        7,413

     Diluted                                                              7,897        7,833        7,821        7,736

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         -------------------
                                                                           1999        1998
                                                                         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................      $4,737       $3,263
                                                                         -------     --------
  Adjustments to reconcile net income  to
    net cash provided by operating activities:
    Depreciation...................................................       4,154        3,963
    Amortization of goodwill.......................................         793          786
    Loan fee and other amortization................................         228          230
    Interest  receivable from shareholder loans....................         (51)         -
    Deferred income taxes..........................................        (388)         220
    Changes in operating assets and liabilities, net...............      (1,869)       2,166
                                                                         -------     --------
        Total adjustments..........................................       2,867        7,365
                                                                         -------     --------
          Net cash provided by operating activities................       7,604       10,628
                                                                         -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................      (7,040)      (3,515)
  Proceeds from asset dispositions.................................         -            118
                                                                         -------     --------
          Net cash (used in) investing activities..................      (7,040)      (3,397)
                                                                         -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt.......................................      (1,258)      (1,982)
  Payments on notes receivable from shareholders...................          75          -
  Purchase of Common Stock and Options.............................         -         (1,818)
  Proceeds from exercise of stock options..........................         375        1,184
                                                                         -------     --------
          Net cash (used in) provided by  financing activities.....        (808)      (2,616)
                                                                         -------     --------
Net increase in cash and cash equivalents..........................        (244)       4,615

Cash and equivalents at beginning of period........................       2,879        8,346
                                                                         -------     --------
Cash and equivalents at end of period..............................      $2,635      $12,961
                                                                         =======     ========

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

NOTE B. INVENTORIES

The components of inventory consist of the following:

                                             JUNE 30            DECEMBER 31
                                              1999                 1998
                                           --------------------------------
                                                      IN THOUSANDS
                Raw Materials                $ 8,891              $ 7,758
                Work in Process                   74                   95
                Finished Products              7,428                7,065
                                            --------            ---------
                                            $ 16,393             $ 14,918
                                            ========            =========

NOTE C. SEGMENT INFORMATION

The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                                   SIX MONTHS
                                               ENDED JUNE 30, 1999
                                                     SEGMENT
                           ---------------------------------------------------------
                           ATLANTIS       ATLANTIS
                           PLASTICS        MOLDED
                            FILMS         PLASTICS       CORPORATE      CONSOLIDATED
                            -----         --------       ---------      ------------
                                                IN THOUSANDS
 Net Sales                 $ 85,215      $ 38,810            -            $124,025
 Operating Income             9,570         3,076            -              12,646
 Identifiable Assets        111,603        57,124       $ (5,509)          163,218
 Capital Expenditures         3,498         2,049          1,493             7,040
 Depreciation and
     Amortization             2,313         1,762            872             4,947

                                                   SIX MONTHS
                                               ENDED JUNE 30, 1998
                                                     SEGMENT
                           ---------------------------------------------------------
                           ATLANTIS       ATLANTIS
                           PLASTICS        MOLDED
                             FILMS        PLASTICS       CORPORATE      CONSOLIDATED
                             -----        --------       ---------      ------------
                                                IN THOUSANDS
 Net Sales                 $ 89,269      $ 39,238            -           $ 128,507
 Operating Income             8,481         1,611            -              10,092
 Identifiable Assets        107,582        53,552         10,392           171,526
 Capital Expenditures           953         1,795            767             3,515
 Depreciation and
     Amortization             2,333         1,612            804             4,749

NOTE D. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                              SIX MONTHS
                                                             ENDED JUNE 30
                                                        ----------------------
                                                           1999           1998
                                                           ----           ----
                       IN THOUSANDS, EXCEPT PER SHARE DATA
 BASIC:
   Net income                                           $ 4,737         $ 3,263
   Weighted average shares outstanding                    7,536           7,413
                                                        -------         -------
 BASIC EARNINGS PER SHARE                                 $0.63          $ 0.44
                                                        =======         =======
 DILUTED:
   Net income                                            $4,737         $ 3,263
   Weighted average shares outstanding                    7,536           7,413
    Net effect of dilutive stock options-based on
       treasury stock method                                285             323
                                                         ------         -------
                                                          7,821           7,736

 DILUTED EARNINGS PER SHARE                               $0.61           $0.42
                                                         ======         =======

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

         Selected income statement data for the quarterly periods ended March 31, 1998 through June 30, 1999 are as follows:

($ in millions)                  1999                                           1998
                       -------------------------     -------------------------------------------------------
                            Q2             Q1             Q4             Q3             Q2            Q1
                       -----------    -----------    -----------    -----------    -----------    ----------
NET SALES
Plastic Films               $44.5          $40.7          $42.7          $44.3          $44.4         $44.9
Molded Plastics              20.5           18.3           16.7           18.7           19.7          19.5
                       -----------    -----------    -----------    -----------    -----------    ----------
TOTAL                       $65.0          $59.0          $59.4          $63.0          $64.1         $64.4
                       ===========    ===========    ===========    ===========    ===========    ==========

                                                      PERCENTAGE OF NET SALES
GROSS PROFIT
Plastic Films                 21%            22%            22%            20%            20%           19%
Molded Plastics               19%            18%            17%            11%            12%           15%
                       -----------    -----------    -----------    -----------    -----------    ----------
TOTAL                         20%            21%            21%            18%            17%           18%
                       ===========    ===========    ===========    ===========    ===========    ==========

OPERATING INCOME
Plastic Films                 11%            12%            12%            11%             9%            9%
Molded Plastics                9%             7%             7%             1%             4%            6%
                       -----------    -----------    -----------    -----------    -----------    ----------
TOTAL                         10%            10%            10%             8%             8%            8%
                       ===========    ===========    ===========    ===========    ===========    ==========
NET INTEREST EXPENSE         $2.3           $2.3           $2.4           $2.6           $2.7          $2.7
                       ===========    ===========    ===========    ===========    ===========    ==========

RESULTS OF OPERATIONS

         The Company's 1999 second quarter and year-to-date net sales were $65.1 million and $124.0 million compared with $64.1 million and $128.5 million for the same periods of 1998. Atlantis Plastic Film volume for the second quarter and first half of 1999 were 2% above 1998 levels. First half net sales for Atlantis Plastic films were 5% below 1998 due to lower average selling prices resulting from declines in polyethylene resin prices. Atlantis Molded Products' net sales for the second quarter and first half of 1999 were $20.5 million and $38.8 million, compared with $19.7 million and $39.2 million respectively.

         Atlantis' second quarter and year-to-date gross margins equaled 20% and 21% respectively compared with 17% for both periods of 1998. Molded plastics accounted for most of these improvements, with gross margins in the second quarter and year-to-date periods of 1999 of 19% and 18% respectively, compared to 12% and 13% for the same periods of 1998. These improvements were attributed to improved first run yields, faster throughput, and reduced rework/repair. Additionally, sales volume for the 1999 second quarter at the Warren, OH injection molding plant increased by 6% over 1998 and 15% over the first quarter of 1999. Gross margins in Plastic Films also increased over 1998 results, reporting at 21% and 22% for these two 1999 periods, compared with 20% and 19% for 1998. Improved resin formulations contributed to these results.

         Selling, general, and administrative ("SG&A") expenses for the second quarter of 1999 were $6.5 million compared with $6.4 million in 1998. For the first half, SG&A expense was $13.0 million compared to $12.4 million for 1998. These increases were primarily attributable to increased depreciation associated with the Company's new distribution, accounting, and resource planning system installed to date in 8 of 12 locations, and non recurring adjustments which reduced 1998 SG&A expense, including a 1998 rent adjustment associated with the 1998 restructuring of the Company's agreement with Trivest, Inc.

         First quarter and year-to-date net interest expense of $2.3 million and $4.6 million respectively was about 15% lower than 1998. These decreases were a result of reduced debt levels in 1999 and the third quarter 1998 repurchase of $14.7 million of the Company's Senior Notes. Effective income tax rates differed from applicable statutory rates in both 1999 and 1998, primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 1999 totaled $28.1 million (including cash and cash equivalents of $2.6 million), compared to $26.8 million (including cash and cash equivalents of $2.9 million) at December 31, 1998. On June 30, 1999 there were no borrowings on the Company's revolving credit facility. Unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $13.7 million at June 30, 1999. The credit agreement was renewed in May, 1999 and expires November 22, 1999.

         As previously announced, the Company is in the final stages of selecting an area for a west coast stretch facility. Additionally, in the second quarter of 1999, it placed an order for a cast extrusion line for delivery to its stretch film facility in Nicholasville, KY. Present plans call for delivery late in 1999 with full production commencing in the first quarter of 2000.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first six months of 1999, net cash provided by operating activities was approximately $7.6 million, compared to $10.6 million for the same period last year. Accounts receivable increased $2.4 million during the first half of 1999 due primarily to higher film prices resulting from a $0.13 per pound increase in polyethylene resin prices during this period. Inventory levels increased $1.5 million in the first half of 1999 due primarily to (1) the resin price increases cited above, and (2) increase levels of inventory to protect against resin shortages (sales control programs have been prevalent in the resin industry since early spring, 1999). During the first half of 1998, inventories and accounts receivable decreased by $1.9 million and $0.4 million as resin prices were falling during that period.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first six months of 1999 consisted of capital expenditures totaling $7.0 million, compared to capital expenditures (net of dispositions) of $3.4 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities for the first six months of 1999 was $808,000, compared to $2.6 million during this period last year. Proceeds from the exercise of stock options equaled $375,000 during the first six months of 1999, compared to $1.2 million during the same period in 1998. During the first half of 1998, $1.8 million was used to repurchase the Company's Common stock compared to none in 1999.

YEAR 2000 ISSUES

         As part of the Company's ongoing capital expenditure program, Atlantis has been in the process of implementing a new distribution, accounting, and resource planning ("ERP") system ("QAD") which is designed to improve its operating and financial controls. QAD is Year 2000 compliant. At the beginning of July 1999, QAD was successfully installed in the Company's three stretch film plants. To date, QAD has also been implemented in the Company's two custom film plants, one institutional products plant, and one profile extrusion plant, as well as its headquarters in Atlanta. Three of the Company's Molded plants are operating under an ERP system ("DTR") which was upgraded during the 4th quarter of 1998 to a Y2K compliant version of DTR. Therefore, as of this date, 11 of the Company's 12 facilities are operating with Y2K compliant ERP systems.

     The major phases associated with installing these systems are: (1) ASSESSMENT, including defining, scoping the problem and solution; (2) FIXING, including programming and procedure development; (3) TESTING, including evaluation of the testing phase; and (4) IMPLEMENTATION, including installation and "going live".

          One other Molded plant (Warren, OH) is operating under two small PC based systems ("Solomon PC" for general ledger, accounts receivable, and accounts payable, and "Auditors Advisor" for inventory management and logistics). Auditors Advisory has been upgraded to a Y2K compliant version. A Y2K compliant upgrade for Solomon PC is commercially available. Atlantis is planning to install QAD for accounting functions in this plant in the 3rd quarter of 1999. Should this last conversion be delayed, the Company intends to install the Y2K compliant commercially available upgrade to Solomon PC and subsequently convert this plant to QAD. The assessment phase for Warren, OH has been completed for installing QAD as well as an upgrade of the plant's Solomon PC system. The Warren plant also has a shop floor system that the Company plans to convert to a Y2K compliant status by October 31, 1999.

         Upgrades to the Company's PC's and client servers necessary to make them Y2K compliant have been completed. Atlantis' e-mail system was changed to a Y2K compliant system earlier in 1999 and installed with all users except 5 stretch film salespeople. These salespeople will be converted to the new e-mail system in the next two months. All of the Company's telephone systems are now Y2K compliant except for two locations. The only remaining phase necessary to upgrade these two locations is implementation which should be completed by September 30, 1999.

         In the Company's 11 manufacturing facilities and its headquarters in Atlanta, there are approximately 125 types/models of equipment with programmable logic chips ("PLC's") which may require adjustment to make them Y2K compliant. The assessment phase has been completed on all of these devices. The testing, fixing, and implementation (where necessary) phases have been completed on approximately 40% of the other devices and are expected to be completed on all devices by September 30, 1999.

         With regard to evaluating the Y2K compliant status of the Company's significant suppliers and customers, Atlantis presently is in the assessment phase. Certain major suppliers and customers have been questioned on an informal basis over the past nine months. All of these informal interviews have indicated a plan to be Y2K compliant by the end of the third quarter of 1999. All major customers will be contacted by August 31, 1999 with responses expected back to Atlantis by September 30, 1999. All major suppliers have been contacted and responses are expected back to Atlantis by July 31, 1999. By September 30,1999 the assessment phase should be completed and any necessary contingency plans developed.

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

         As most of the upgrades and systems conversions (including QAD) discussed above would have been implemented without the Y2K compliance issue, incremental costs associated with Y2K related changes are not expected to exceed $0.7 million in 1998 and 1999.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a)           The Registrant held its Annual Meeting of Shareholders on May 25,
              1999.
(b)           Not Required
(c) The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows:

                              ELECTION OF DIRECTORS
                              ---------------------
                     NAME                   FOR       WITHHELD
                     ----                   ---       --------
              CLASS A
              Charles D. Murphy, III     4,563,387     1,086
              Chester B. Vanatta         4,563,387     1,086

              CLASS B
              Cesar L. Alvarez           2,689,446       -0-
              Anthony F. Bova            2,689,446       -0-
              Phillip T. George, M.D.    2,689,446       -0-
              Larry D. Horner            2,689,446       -0-
              Earl W. Powell             2,689,446       -0-
              Paul Rudovsky              2,689,446       -0-

   (d)        Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

10.1          Sixteenth Amendment to Heller Credit Agreement, dated as of
              May 22, 1999

27.1          Financial Data Schedule
____________________

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

                                      ATLANTIS PLASTICS, INC.

Date: July 30, 1999                   /S/ ANTHONY F. BOVA
                                      -------------------
                                      ANTHONY F. BOVA
                                      President and Chief Executive Officer


Date: July 30, 1999                   /S/ PAUL RUDOVSKY
                                      -----------------
                                      PAUL RUDOVSKY
                                      Executive Vice President, Finance and
                                      Administration

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------
10.1              Sixteenth Amendment to Heller Credit
                  Agreement, dated as of May 22, 1999

27.1              Financial Data Schedule