Form 10-Q/A
period 1999-06-30
ATLANTIS PLASTICS INC
filed 1999-08-02
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                               (ADMENDMENT NO. 1)


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

   Item 1 - Legal Proceedings................................................12

   Item 4 - Submission of Matters to a Vote of Security-Holders..............12

   Item 6 - Exhibits and Reports on Form 8-K.................................12

SIGNATURES...................................................................13

                             ATLANTIS PLASTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JUNE 30,    DECEMBER 31,
                                                                       1999          1998
                                                                    (UNAUDITED)    (NOTE A)
                                                                    -----------  -----------
ASSETS
Cash and cash equivalents..........................................      $2,635       $2,879
Accounts receivable, net...........................................      28,239       25,801
Inventories........................................................      16,393       14,918
Other current assets...............................................       6,830        8,376
                                                                    -----------  -----------
    Current assets.................................................      54,097       51,974


Property and equipment, net........................................      61,280       58,403
Goodwill, net of accumulated amortization..........................      46,604       47,390
Other assets.......................................................       1,236        1,465
                                                                    -----------  -----------
    Total assets...................................................    $163,217     $159,232
                                                                    ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and accrued expenses..............................     $23,438      $22,677
Current portion of long-term debt..................................       2,528        2,538
                                                                    -----------  -----------
    Current liabilities............................................      25,966       25,215

Long-term debt, less current portion...............................      83,372       84,620
Deferred income taxes..............................................       9,761       10,149
Other liabilities..................................................         281          544
                                                                    -----------  -----------
    Total liabilities..............................................     119,380      120,528
                                                                    -----------  -----------
Commitments and contingencies                                               -            -


Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares
   authorized, 4,784,078 and 4,538,054 shares issued and outstanding
   in 1999 and 1998................................................         479          454
  Class B Common Stock, $.10 par value, 7,000,000 shares
   authorized, 2,803,444 and 2,918,043 shares issued and outstanding
   in 1999 and 1998................................................         280          292
  Additional paid-in capital.......................................      10,214        9,436
  Notes receivable from sale of Common Stock.......................      (1,355)        (960)
  Retained earnings................................................      34,219       29,482
                                                                    -----------  -----------
    Total shareholders' equity.....................................      43,837       38,704
                                                                    -----------  -----------
                                                                       $163,217     $159,232
                                                                    ===========  ===========

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                       ---------------------     ---------------------
                                                                          1999         1998        1999         1998
                                                                       ---------------------     ---------------------
Net sales...........................................................    $65,052      $64,080     $124,025     $128,507

Cost of sales.......................................................     51,830       52,927       98,389      106,065
                                                                       --------     --------     --------     --------
                   Gross profit.....................................     13,222       11,153       25,636       22,442

Selling, general and administrative expenses........................      6,490        6,377       12,990       12,350
                                                                       --------     --------     --------     --------
                   Operating income.................................      6,732        4,776       12,646       10,092


Net interest expense................................................     (2,285)      (2,696)      (4,600)      (5,444)
                                                                       --------     --------     --------     --------
                   Income before income taxes.......................      4,447        2,080        8,046        4,648

Income tax provision................................................     (1,816)        (504)      (3,309)      (1,385)
                                                                       --------     --------     --------     --------
                   Net income.......................................     $2,631       $1,576       $4,737       $3,263
                                                                       ========     ========     ========     ========


Net Income per Common Share
     Basic                                                                $0.35        $0.21        $0.63        $0.44

     Diluted                                                              $0.33        $0.20        $0.61        $0.42

Weighted-average number of shares used in computing
   net income per share (in thousands):
     Basic                                                                7,585        7,479        7,538        7,413

     Diluted                                                              7,897        7,833        7,821        7,736

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         -------------------
                                                                           1999        1998
                                                                         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ........................................................      $4,737       $3,263
                                                                         -------     --------
  Adjustments to reconcile net income  to
    net cash provided by operating activities:
    Depreciation...................................................       4,154        3,963
    Loss on disposal of assets....................................           19          -
    Amortization of goodwill.......................................         786          786
    Loan fee and other amortization................................         218          230
    Interest  receivable from shareholder loans....................         (43)         -
    Deferred income taxes..........................................        (388)         220
    Changes in operating assets and liabilities, net...............      (1,662)       2,166
                                                                         -------     --------
        Total adjustments..........................................       3,084        7,365
                                                                         -------     --------
          Net cash provided by operating activities................       7,821       10,628
                                                                         -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................      (7,050)      (3,515)
  Proceeds from asset dispositions.................................         -            118
                                                                         -------     --------
          Net cash used in investing activities....................      (7,050)      (3,397)
                                                                         -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt.......................................      (1,258)      (1,982)
  Payments on notes receivable from shareholders...................          75          -
  Purchase of Common Stock and Options.............................         -         (1,818)
  Proceeds from exercise of stock options..........................         168        1,184
                                                                         -------     --------
          Net cash used in financing activities....................      (1,015)      (2,616)
                                                                         -------     --------
Net (decrease) increase in cash and cash equivalents...............        (244)       4,615


Cash and equivalents at beginning of period........................       2,879        8,346
                                                                         -------     --------
Cash and equivalents at end of period..............................      $2,635      $12,961
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
                                            ========            =========

NOTE C. SEGMENT INFORMATION


The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                                   SIX MONTHS
                                               ENDED JUNE 30, 1999
                           ---------------------------------------------------------
                           ATLANTIS       ATLANTIS
                           PLASTICS        MOLDED
                            FILMS         PLASTICS       CORPORATE      CONSOLIDATED
                            -----         --------       ---------      ------------
                                                IN THOUSANDS
 Net Sales                 $ 85,215      $ 38,810            -            $124,025
 Operating Income             9,570         3,076            -              12,646
 Identifiable Assets        111,603        57,124       $ (5,509)          163,218
 Capital Expenditures         3,498         2,049          1,493             7,040
 Depreciation and
     Amortization             2,306         1,785          1,067             5,158




                                                   SIX MONTHS
                                               ENDED JUNE 30, 1998
                           ---------------------------------------------------------
                           ATLANTIS       ATLANTIS
                           PLASTICS        MOLDED
                             FILMS        PLASTICS       CORPORATE      CONSOLIDATED
                             -----        --------       ---------      ------------
                                                IN THOUSANDS
 Net Sales                 $ 89,269      $ 39,238            -           $ 128,507
 Operating Income             8,481         1,611            -              10,092
 Identifiable Assets        107,582        53,552         10,392           171,526
 Capital Expenditures           953         1,795            767             3,515
 Depreciation and
     Amortization             2,333         1,658            988             4,979


NOTE D. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                             THREE MONTHS                 SIX MONTHS
                                                             ENDED JUNE 30               ENDED JUNE 30
                                                        ----------------------      ----------------------
                                                           1999           1998         1999           1998
                                                           ----           ----         ----           ----
                                                               IN THOUSANDS, EXCEPT PER SHARE DATA
 Basic:
   Net income                                           $ 2,631         $ 1,576     $ 4,737         $ 3,263
   Weighted average shares outstanding                    7,585           7,479       7,536           7,413
                                                        -------         -------     -------         -------
 BASIC EARNINGS PER SHARE                                 $0.35          $ 0.21       $0.63          $ 0.44
                                                        =======         =======     =======         =======
 Diluted:
   Net income                                           $ 2,631         $ 1,576     $ 4,737         $ 3,263
   Weighted average shares outstanding                    7,585           7,479       7,536           7,413
    Net effect of dilutive stock options-based on
       treasury stock method                                312             354         285             323
                                                         ------         -------      ------         -------
                                                          7,897           7,833       7,821           7,736

 DILUTED EARNINGS PER SHARE                               $0.33           $0.20       $0.61           $0.42
                                                         ======         =======      ======         =======

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


         First quarter and year-to-date net interest expense of $2.3 million and $4.6 million respectively was about 16% lower than 1998. These decreases were a result of reduced debt levels in 1999 and the third quarter 1998 repurchase of $14.7 million of the Company's Senior Notes. Effective income tax rates differed from applicable statutory rates in both 1999 and 1998, primarily due to nondeductible goodwill amortization.


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

CASH FLOWS FROM OPERATING ACTIVITIES


         In the first six months of 1999, net cash provided by operating activities was approximately $7.8 million, compared to $10.6 million for the same period last year. Accounts receivable increased $2.4 million during the first half of 1999 due primarily to higher film prices resulting from a $0.13 per pound increase in polyethylene resin prices during this period. Inventory levels increased $1.5 million in the first half of 1999 due primarily to (1) the resin price increases cited above, and (2) increased levels of inventory to protect against resin shortages (sales control programs have been prevalent in the resin industry since early spring, 1999). During the first half of 1998, inventories and accounts receivable decreased by $1.9 million and $0.4 million as resin prices were falling during that period.


CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first six months of 1999 consisted of capital expenditures totaling $7.0 million, compared to capital expenditures (net of dispositions) of $3.4 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES


         Net cash used in financing activities for the first six months of 1999 was $1.0 million, compared to $2.6 million during this period last year. Proceeds from the exercise of stock options equaled $168,000 during the first six months of 1999, compared to $1.2 million during the same period in 1998. During the first half of 1998, $1.8 million was used to repurchase the Company's Common stock compared to none in 1999.


YEAR 2000 ISSUES


         As part of the Company's ongoing capital expenditure program, Atlantis has been in the process of implementing a new distribution, accounting, and resource planning ("ERP") system ("QAD") which is designed to improve its operating and financial controls. QAD is Year 2000 ("Y2K") compliant. At the beginning of July 1999, QAD was successfully installed in the Company's three stretch film plants. To date, QAD has also been implemented in the Company's two custom film plants, one institutional products plant, and one profile extrusion plant, as well as its headquarters in Atlanta. Three of the Company's Molded plants are operating under an ERP system ("DTR") which was upgraded during the 4th quarter of 1998 to a Y2K compliant version of DTR. Therefore, as of this date, 11 of the Company's 12 facilities are operating with Y2K compliant ERP systems.


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


         With regard to evaluating the Y2K compliant status of the Company's significant suppliers and customers, Atlantis presently is in the assessment phase. Certain major suppliers and customers have been questioned on an informal basis over the past nine months. All of these informal interviews have indicated a plan to be Y2K compliant by the end of the third quarter of 1999. All major customers will be contacted by August 31, 1999 with responses expected back to Atlantis by September 30, 1999. All major suppliers have been contacted and responses are expected back to Atlantis by July 31, 1999. By September 30, 1999 the assessment phase should be completed and any necessary contingency plans developed.


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

                                      ATLANTIS PLASTICS, INC.


Date: August 2, 1999                  /S/ ANTHONY F. BOVA
                                      -------------------
                                      ANTHONY F. BOVA
                                      President and Chief Executive Officer


Date: August 2, 1999                  /S/ PAUL RUDOVSKY
                                      -----------------
                                      PAUL RUDOVSKY
                                      Executive Vice President, Finance and
                                      Administration

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------
10.1              Sixteenth Amendment to Heller Credit
                  Agreement, dated as of May 22, 1999

27.1              Financial Data Schedule