Form 10-Q
period 1999-09-30
ATLANTIS PLASTICS INC
filed 1999-11-15
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                     06-1088270
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

                 1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA
            --------------------------------------------------------
            30339 (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                CLASS SHARES                OUTSTANDING AT SEPTEMBER 30, 1999
                -------------               ---------------------------------

              A, $.10 par value                         4,801,877
              B, $.10 par value                         2,790,945

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998......................1

              Condensed Consolidated Statements of Income for the
              Three months and the Nine months ended September 30, 1999
              and 1998......................................................2

              Consolidated Statements of Cash Flows for the
              Nine months ended September 30, 1999 and 1998.................3

              Notes to Consolidated Financial Statements....................4

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations..............7

PART II. OTHER INFORMATION

   Item 1 - Legal Proceedings..............................................12

   Item 4 -Submission of Matters to a Vote of Security-Holders... .........12

   Item 6 -Exhibits and Reports on Form 8-K................................12

SIGNATURES.................................................................13

                      ATLANTIS PLASTICS, INC.
                   CONSOLIDATED  BALANCE  SHEETS
                          (in thousands)


                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            1999           1998
                                                                         (UNAUDITED)      (NOTE A)
                                                                          ---------      ---------
ASSETS

Cash and cash equivalents ...........................................     $   3,632      $   2,879
Accounts receivable, net ............................................        32,237         25,801
Inventories .........................................................        17,226         14,918
Other current assets ................................................         5,683          8,376
                                                                          ---------      ---------
    Current assets ..................................................        58,778         51,974

Property and equipment, net .........................................        62,187         58,403
Goodwill, net of accumulated amortization ...........................        46,211         47,390
Other assets ........................................................         1,140          1,465
                                                                          ---------      ---------
    Total assets ....................................................     $ 168,316      $ 159,232
                                                                          =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ...............................     $  26,557      $  22,677
Current portion of long-term debt ...................................         3,368          2,538
                                                                          ---------      ---------
    Current liabilities .............................................        29,925         25,215

Long-term debt, less current portion ................................        81,898         84,620
Deferred income taxes ...............................................         9,911         10,149
Other liabilities ...................................................           189            544
                                                                          ---------      ---------
    Total liabilities ...............................................       121,923        120,528
                                                                          ---------      ---------

Commitments and contingencies                                                    --             --

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
    4,801,877 and 4,538,054 shares issued and outstanding in 1999
    and 1998 ........................................................           480            454
  Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
    2,790,945 and 2,918,043 shares issued and outstanding in 1999
    and 1998 ........................................................           279            292
  Additional paid-in capital ........................................        10,266          9,436
  Notes receivable from sale of Common Stock ........................        (1,381)          (960)
  Retained earnings .................................................        36,749         29,482
                                                                          ---------      ---------
    Total shareholders' equity ......................................        46,393         38,704
                                                                          ---------      ---------
    Total liabilities and shareholders' equity ......................     $ 168,316      $ 159,232
                                                                          =========      =========


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).



                                                                     ATLANTIS PLASTICS, INC.
                                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                            ------------------------      ------------------------
                                                                              1999            1998           1999          1998
                                                                            ---------      ---------      ---------      ---------
Net sales .............................................................     $  65,104      $  62,954      $ 189,129      $ 191,461

Cost of sales .........................................................        52,718         51,949        151,107        158,014
                                                                            ---------      ---------      ---------      ---------
    GROSS PROFIT ......................................................        12,386         11,005         38,022         33,447

Selling, general and administrative expenses ..........................         5,936          6,092         18,926         18,442
                                                                            ---------      ---------      ---------      ---------
    OPERATING INCOME ..................................................         6,450          4,913         19,096         15,005

Net interest expense ..................................................        (2,200)        (2,592)        (6,800)        (8,036)
                                                                            ---------      ---------      ---------      ---------
    INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ............          4,250          2,321         12,296          6,969

Income tax  provision .................................................        (1,720)          (961)        (5,029)        (2,346)
                                                                            ---------      ---------      ---------      ---------
    INCOME BEFORE EXTRAORDINARY ITEMS .................................         2,530          1,360          7,267          4,623

Extraordinary loss on early extinguishment of debt, net ...............            --           (390)            --           (390)
                                                                            ---------      ---------      ---------      ---------
    NET INCOME ........................................................     $   2,530      $     970      $   7,267      $   4,233
                                                                            =========      =========      =========      =========
EARNINGS PER COMMON SHARE (BASIC)

    Income before extraordinary items .................................     $    0.33      $    0.18      $    0.96      $    0.62
Extraordinary loss on early extinguishment of debt, net ...............            --          (0.05)            --          (0.05)
                                                                            ---------      ---------      ---------      ---------
    Net income ........................................................     $    0.33      $    0.13      $    0.96      $    0.57
                                                                            =========      =========      =========      =========
Weighted -average number of shares outstanding - Basic ................         7,591          7,479          7,555          7,413

EARNINGS PER COMMON SHARE (DILUTED)
    Income before extraordinary items .................................     $    0.32      $    0.17      $    0.92      $    0.60
Extraordinary loss on early extinguishment of debt, net ...............            --          (0.05)            --          (0.05)
                                                                            ---------      ---------      ---------      ---------
    Net income ........................................................     $    0.32      $    0.12      $    0.92      $    0.55
                                                                            =========      =========      =========      =========
Weighted -average number of shares outstanding - Diluted ..............         7,976          7,833          7,872          7,736


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            ----------------------
                                                                              1999          1998
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................     $  7,267      $  4,233
                                                                            --------      --------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ......................................................        6,312         5,928
    Loss on disposal of assets ........................................           48            --
    Amortization of goodwill ..........................................        1,179         1,193
    Loan fee and other amortization ...................................          322           570
    Interest receivable from shareholder loans ........................          (71)           --
    Deferred income taxes .............................................         (238)          807
    Changes in operating assets and liabilities, net ..................       (2,307)         (437)
                                                                            --------      --------
        Total adjustments .............................................        5,245         8,061
                                                                            --------      --------
          Net cash  provided by  operating activities .................       12,512        12,294
                                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................      (10,144)       (5,450)
  Proceeds from asset dispositions ....................................           --           206
                                                                            --------      --------
          Net cash used in investing activities .......................      (10,144)       (5,244)
                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements ........................           --         5,000
  Payments on long-term debt ..........................................       (1,892)      (17,321)
  Payments on notes receivable from shareholders ......................           75            --
  Purchase of Common Stock and options ................................           --        (1,818)
  Proceeds from exercise of stock options .............................          202         1,683
                                                                            --------      --------
          Net cash used in financing activities .......................       (1,615)      (12,456)
                                                                            --------      --------

Net  increase (decrease) in cash and cash equivalents .................          753        (5,406)

Cash and cash equivalents at beginning of period ......................        2,879         8,346
                                                                            --------      --------
Cash and cash equivalents at end of period ............................     $  3,632      $  2,940
                                                                            ========      ========


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                             ATLANTIS PLASTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

NOTE B. INVENTORIES

The components of inventory consist of the following:

                                   SEPTEMBER 30          DECEMBER 31
                                       1999                 1998
                                     --------             --------
                                              IN THOUSANDS
     Raw Materials                   $ 10,726             $  7,758
     Work in Process                      187                   95
     Finished Products                  6,313                7,065
                                     --------             --------
                                     $ 17,226             $ 14,918
                                     ========             ========

NOTE C. SEGMENT INFORMATION

The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                              NINE MONTHS
                                        ENDED SEPTEMBER 30, 1999
                          --------------------------------------------------
                          ATLANTIS   ATLANTIS
                          PLASTICS    MOLDED
                           FILMS      PLASTIC      CORPORATE    CONSOLIDATED
                           -----      -------      ---------    ------------
                                            IN THOUSANDS
Net Sales                $129,908     $ 59,221           --      $189,129
Operating Income           14,135        4,961           --        19,096
Identifiable Assets       117,037       58,741     $ (7,462)      168,316
Capital Expenditures        5,446        2,596        2,102        10,144
Depreciation and
    Amortization            3,421        2,377          514         6,312



                                              NINE MONTHS
                                        ENDED SEPTEMBER 30, 1999
                          --------------------------------------------------
                          ATLANTIS   ATLANTIS
                          PLASTICS    MOLDED
                           FILMS      PLASTIC      CORPORATE    CONSOLIDATED
                           -----      -------      ---------    ------------
                                            IN THOUSANDS
Net Sales                $133,541     $ 57,920           --      $191,461
Operating Income           13,361        1,644           --        15,005
Identifiable Assets       109,349       56,597       (6,714)      159,232
Capital Expenditures        1,739        2,669        1,042         5,450
Depreciation and
    Amortization            3,451        2,122          355         5,928

NOTE D. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                              THREE MONTHS        NINE MONTHS
                                          ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                                             1999      1998      1999      1998
                                            ------    ------    ------    ------
                                            IN THOUSANDS, EXCEPT PER SHARE DATA
BASIC:
  Net income                                $2,530    $  970    $7,267    $4,233
  Weighted average shares outstanding        7,591     7,479     7,555     7,413
BASIC EARNINGS PER SHARE                    $ 0.33    $ 0.13    $ 0.96    $ 0.57
                                            ======    ======    ======    ======

DILUTED:
  Net income                                $2,530    $  970    $7,267    $4,233
  Weighted average shares outstanding        7,591     7,479     7,555     7,413
  Effect of dilutive stock options-based
     on treasury stock method                  385       354       317       323
                                            ------    ------    ------    ------
                                             7,976     7,833     7,872     7,736

DILUTED EARNINGS PER SHARE                  $ 0.32    $ 0.12    $ 0.92    $ 0.55
                                            ======    ======    ======    ======

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

         Selected income statement data for the quarterly periods ended March 31, 1998 through September 30, 1999 are as follows:
($ in millions)                   1999                       1998
                         ---------------------   -----------------------------
                          Q3       Q2      Q1      Q4     Q3       Q2      Q1
                         -----   -----   -----   -----   -----   -----   -----
NET SALES
Plastic Films            $44.7   $44.5   $40.7   $42.7   $44.3   $44.4   $44.9
Molded Plastics           20.4    20.5    18.3    16.7    18.7    19.7    19.5
                         -----   -----   -----   -----   -----   -----   -----
TOTAL                    $65.1   $65.0   $59.0   $59.4   $63.0   $64.1   $64.4
                         =====   =====   =====   =====   =====   =====   =====

                                       PERCENTAGE OF NET SALES
GROSS PROFIT
Plastic Films               19%     21%     22%     22%     20%     20%     19%
Molded Plastics             19%     19%     18%     17%     11%     12%     15%
                         -----   -----   -----   -----   -----   -----   -----
TOTAL                       19%     20%     21%     21%     17%     17%     18%
                         =====   =====   =====   =====   =====   =====   =====

OPERATING INCOME
Plastic Films               10%     11%     12%     12%     11%      9%      9%
Molded Plastics             10%      9%      7%      7%      1%      4%      6%
                         -----   -----   -----   -----   -----   -----   -----
TOTAL                       10%     10%     10%     10%      8%      8%      8%
                         =====   =====   =====   =====   =====   =====   =====

NET INTEREST EXPENSE     $ 2.2   $ 2.3   $ 2.3   $ 2.4   $ 2.6   $ 2.7   $ 2.7
                         =====   =====   =====   =====   =====   =====   =====

RESULTS OF OPERATIONS

     The Company's 1999 third quarter and year-to-date net sales were $65.1 million and $189.1 million compared with $63.0 million and $191.5 million for the same periods of 1998. Atlantis Plastic Film volume for the third quarter and first nine months of 1999 were 8% and 2% below 1998 levels for the same periods. In the third quarter of 1999, stretch film volume declined 7% from the comparable 1998 period due to inventory corrections in the market. Despite this volume decline, the Company's stretch film operating margins for the third quarter of 1999 improved over 1998 third quarter levels. Net sales for Atlantis Plastic Films were 3% below 1998 for the first nine months and 1% above 1998 for the third quarter. Atlantis Plastics Molded Products' net sales for the third quarter increased 9% from the same period of 1998 to $20.4 million. For the year to date period, 1999 net sales of $59.2 million represented an increase of 2% over 1998. These increases reflect both new business generated in the injection molding business as well as strong demand in the nation's appliance sector.

     Atlantis' third quarter and year-to-date gross margins equaled 19% and 20% respectively compared with 17% for both periods of 1998. Molded plastics accounted for most of these improvements, with gross margins in the third quarter and year-to-date 1999 periods of 19%, compared to 11% and 13% for the same periods of 1998. These improvements were attributed to increased volume as discussed above, improved first run yields, faster throughput, and reduced rework/repair. During the third quarter, gross profits in the films segment were favorably impacted by one time savings of approximately $200,000.

         Selling, general, and administrative ("SG&A") expenses for the third quarter of 1999 were $5.9 million compared with $6.1 million in 1998. For the first nine months, SG&A expense was $18.9 million compared to $18.4 million for 1998. The year to date increase was primarily attributable to increased depreciation associated with the Company's new distribution, accounting, and resource planning system installed to date in 9 of 12 locations, and non recurring adjustments which reduced 1998 SG&A expense. During the third quarter of 1999, Atlantis' SG&A expense was favorably impacted by reductions in workman compensation costs as a result of improved safety experience and favorable settlement of a potential claim.

         Third quarter and year-to-date net interest expense of $2.2 million and $6.8 million, respectively, was about 15% lower than 1998. These decreases were a result of reduced debt levels in 1999 and the third quarter 1998 repurchase of $14.7 million of the Company's Senior Notes. Effective income tax rates differed from applicable statutory rates in both 1999 and 1998, primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 1999 totaled $28.9 million (including cash and cash equivalents of $3.6 million), compared to $26.8 million (including cash and cash equivalents of $2.9 million) at December 31, 1998. On September 30, 1999 there were no borrowings on the Company's revolving credit facility. Unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $13.7 million at September 30, 1999. The present credit agreement was renewed effective November 12, 1999 at a principal amount of $20 million and expires May 12, 2000.

         As previously announced, the Company is finalizing negotiations for a lease of an additional stretch film facility to be located on the West Coast. Delivery of a five-layer 120" cast extrusion line is expected to its stretch film facility in Sapulpa, OK during the next two months. Two other films lines are presently being retrofitted and upgraded. Additionally, the Company expects to order a state of the art coextrusion line for its Mankato, MN custom film facility within the next three months.

         The Company's primary needs for liquidity, on both a short- and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company's expansion and capital expenditure plans (as partially described above) are expected to result in capital expenditures of approximately $13 million in the next six months. The Company expects to fund these expenditures and expects to meet its short- and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under its revolving credit facility.

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first nine months of 1999, net cash provided by operating activities was approximately $12.5 million, compared to $12.3 million for the same period last year. Accounts receivable increased $6.4 million year-to-date, 1999 due primarily to higher film prices resulting from a $0.18 per pound increase in polyethylene resin prices during this period and a change in payment terms for a large customer within the molded products segment. During the first nine months of 1998 accounts receivable increased $3.4 million. Inventory levels increased $2.3 million in the first nine months of 1999 due primarily to (1) the resin price increases cited above, and (2) increased levels of inventory carried as a result of announced resin price increases. During the same period of 1998 inventories decreased by $3.9 million as resin prices were falling.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first nine months of 1999 consisted of capital expenditures totaling $10.1 million, compared to capital expenditures (net of dispositions) of $5.2 million for the same period last year.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used in financing activities for the first nine months of 1999 was $1.6 million, compared to $12.5 million during this period last year. Proceeds from the exercise of stock options equaled $202,000 during 1999, compared to $1.7 million during the same period in 1998. During the first nine months of 1998, $1.8 million was used to repurchase the Company's Common stock compared to none through the third quarter in 1999.

         In November 1996, the Board of Directors authorized the repurchase of up to one million shares of Class A common stock, or 14% of the Class A and Class B common shares then outstanding. Through September 30, 1999, the Company repurchased 542,544 shares, as well as options for 55,125 shares for a total consideration of $5.1 million. In October 1999 the Company repurchased 162,884 additional shares for a total consideration of $2.3 million.

YEAR 2000 ISSUES

         As part of the Company's ongoing capital expenditure program, Atlantis has been in the process of implementing a new distribution, accounting, and resource planning ("ERP") system ("QAD") which is designed to improve its operating and financial controls. QAD is Year 2000 ("Y2K") compliant. To date, QAD has also been implemented in all of the Company's facilities except three of the Company's injection molded plants which are operating under another Y2K compliant ERP system ("DTR"). Therefore, as of this date, all 12 of the Company's facilities are operating with Y2K compliant ERP systems.

         The major phases associated with installing these systems are: (1) ASSESSMENT, including defining, scoping the problem and solution; (2) FIXING, including programming and procedure development; (3) TESTING, including evaluation of the testing phase; and (4) IMPLEMENTATION, including installation and "going live".

         Upgrades to the Company's PC's and client servers necessary to make them Y2K compliant have been completed. Atlantis' e-mail system was changed to a Y2K compliant system earlier in 1999 and installed with all users. All of the Company's telephone systems are now Y2K compliant except for one location which is scheduled to be upgraded December 1, 1999.

         In the Company's 11 manufacturing facilities and its headquarters in Atlanta, there are approximately 125 types/models of equipment with programmable logic chips ("PLC's"). The assessment phase has been completed on all of these devices. The testing, fixing, and implementation (where necessary) phases have also been completed. Approximately 12 devices and minor programs are still being evaluated and upgraded. None of these are critical to the Company's ongoing operations and they are expected to be Y2K compliant by November 30, 1999.

         With regard to evaluating the Y2K compliant status of the Company's significant suppliers and customers, all have been contacted and all are expected to be fully compliant by the end of 1999. Operational plans for the period from December 30, 1999 through January 2, 2000 have been developed and are being finalized. At present, the Company plans to have all 12 facilities closed the night of December 31, 1999/January 1, 2000.

         The Company has evaluated worst case scenarios regarding Y2K compliance. The Company has two critical suppliers of resin to its stretch film business. The Company has three critical suppliers of resin to its custom film business. The Company receives most of its plastic resin via railcar. As noted in the Company's Form 10-K for the year ended December 31, 1998, Whirlpool Corporation represented approximately 12% of the Company's net sales for 1998. The Company's two Tulsa, OK stretch film plants account for approximately 25% of the Company's sales and production while its Nicholasville, KY stretch film facility accounts for approximately 20% of the Company's sales and production. In the unlikely event that one of these resin suppliers could not ship resin, the railroad system used to deliver resin to the Company's facilities fails to deliver resin, Whirlpool Corporation is not Y2K compliant by January 1, 2000, or there is a power outage affecting the above mentioned facilities, and this unlikely event is of longer than a short term duration, the Company could be affected in a materially adverse manner. Where practicable, contingency plans have been developed to cover disruptions that might occur if certain suppliers and/or customers experience Y2K problems.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

10.1 * Fourth Amendment, dated August 2, 1999, to Employment Agreement dated February 1, 1995, between Registrant and Anthony F. Bova.

10.2 * Severance Agreement, dated August 2, 1999, between Registrant and Anthony F. Bova.

10.3 * Third Amendment, dated August 2, 1999, to Employment Agreement dated March 6, 1995, between Registrant and Paul Rudovsky.

10.4 * Severance Agreement, dated August 2, 1999, between Registrant and Paul Rudovsky.

10.5 * Severance Agreement, dated August 2, 1999, between Registrant and Joseph J. Piccione.

10.6 * Severance Agreement, dated August 2, 1999, between Registrant and Terry W. Lunt.

10.7 * Severance Agreement, dated August 2, 1999, between Registrant and John A. Geary.

10.8 * Severance Agreement, dated August 2, 1999, between Registrant and Gary A. Crutchfield.

10.9     Seventeenth Amendment to Heller Credit Agreement, dated November 12,
         1999.

10.10 Amended Revolving Note, dated November 12, 1999, between the Registrant and Heller Financial, Inc.

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

                              ATLANTIS PLASTICS, INC.

Date: November 15, 1999       /S/ ANTHONY F. BOVA
                              -------------------
                              ANTHONY F. BOVA
                              President and Chief Executive Officer

Date: November 15, 1999       /S/ PAUL RUDOVSKY
                              -----------------
                              PAUL RUDOVSKY
                              Executive Vice President, Finance and
                               Administration

                                  EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

10.1 * Fourth Amendment, dated August 2, 1999, to Employment Agreement dated February 1, 1995, between Registrant and Anthony F. Bova.

10.2 * Severance Agreement, dated August 2, 1999, between Registrant and Anthony F. Bova.

10.3 * Third Amendment, dated August 2, 1999, to Employment Agreement dated March 6, 1995, between Registrant and Paul Rudovsky.

10.4 * Severance Agreement, dated August 2, 1999, between Registrant and Paul Rudovsky.

10.5 * Severance Agreement, dated August 2, 1999, between Registrant and Joseph J. Piccione.

10.6 * Severance Agreement, dated August 2, 1999, between Registrant and Terry W. Lunt.

10.7 * Severance Agreement, dated August 2, 1999, between Registrant and John A. Geary.

10.8 * Severance Agreement, dated August 2, 1999, between Registrant and Gary A. Crutchfield.

10.9 Seventeenth Amendment to Heller Credit Agreement, dated as of November 12, 1999.

10.10 Amended Revolving Note, dated November 12, 1999, between the Registrant and Heller Financial, Inc.

27.1     Financial Data Schedule