Form 10-K405
period 1999-12-31
ATLANTIS PLASTICS INC
filed 2000-03-27
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                          Commission file number 1-9487


                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                     FLORIDA                                 06-1088270
                     -------                                 ----------
          (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                Identification No.)

  1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA               30339
  ----------------------------------------------               -----
    (Address of principal executive offices)                 (Zip Code)

         (Registrant's telephone number, including area code) (800) 497-7659

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
        -------------------                        --------------------
       CLASS A COMMON STOCK,                     AMERICAN STOCK EXCHANGE
     $.10 PAR VALUE PER SHARE                    PACIFIC STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant as of January 31, 2000, was approximately $43,964,456 based on a $12.19 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of January 31, 2000 were 4,793,716 and 2,676,947, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document have been incorporated by reference into the parts indicated: The registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                        Exhibit index located on page 46

                                 INDEX TO ITEMS

PART I                                                                      PAGE
                                                                            ----
Item 1.      Business.......................................................  3

Item 2.      Properties.....................................................  8

Item 3.      Legal Proceedings..............................................  8

Item 4.      Submission of Matters to a Vote of
             Security Holders...............................................  8

PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters....................................  9

Item 6.      Selected Financial Data........................................ 10

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..................................................... 10

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..... 15

Item 8.      Financial Statements and Supplementary Data.................... 16

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure........................................... 35

PART III

Item 10.     Directors and Executive Officers of
             the Registrant................................................. 36

Item 11.     Executive Compensation......................................... 36

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management.......................................... 36

Item 13.     Certain Relationships and Related
             Transactions................................................... 36

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K........................................ 36

Signatures.................................................................. 45

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

         Atlantis Plastic Films, which accounted for approximately 70% of the Company's net sales in 1999, produces: (i) stretch films (multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage), (ii) custom film products (high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets), and (iii) institutional products such as aprons, gloves, and tablecloths which are converted from polyethylene films.

         Atlantis Molded Plastics, which accounted for approximately 30% of the Company's net sales in 1999, consists of two principal technologies, serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures. Profiles of the Company's businesses are outlined within the "Market Capabilities" section below. Descriptions of the Company's facilities are set forth within
Item 2, "Properties". The Company's corporate office is located at 1870 The Exchange, Suite 200, Atlanta, Georgia 30339, and its telephone number is (800) 497-7659.

STRATEGIC OPERATING PLAN

       During 1999, the Company focused on the following strategies: (1) increasing capacity, while improving geographic delivery capabilities and modernizing production facilities, in the stretch film unit; (2) increasing capacity, particularly with coextrusion capability in the custom film unit; (3) improving results of the injection molding unit, through increased volume and production efficiencies;
(4) successfully introducing a "half round" accent panel for distribution to the building products industry; (5) improving the labor force in the profile extrusion facility to ensure that expansion can be successfully implemented,; and (6) completing necessary systems changes to convert remaining systems to a Y2K compliant status.

       Against these plans, the following results were achieved: (1) three existing stretch film lines received major upgrades, a new 120" wide, 5 layer coextrusion line is being delivered to the Company's stretch film facility in Sapulpa, OK and negotiations presently are underway to lease a new facility to manufacture stretch film in the Ontario, CA area; (2) three existing custom film lines have been successfully converted from monolayer to coextrusion and a new coextrusion line has been ordered for delivery to the custom film facility in Mankato, MN in the second half of 2000; (3) the operational turnaround in Atlantis' injection molding business continued in 1999 with gross margins increasing by 8 percentage points compared with 1998; (4) the Company generated approximately $400,000 in net sales with the "half round" accent panel, representing the largest first year sales for a proprietary product in the Molded Products Segment's history; (5) Atlantis stabilized and improved the labor force in profile extrusion; and (6) the Company successfully completed changes to systems to prepare for Y2K.

       In September 1999, Atlantis announced that it had retained Bowles Hollowell Conner, a division of First Union Capital Markets Corp., as its exclusive financial advisor to assist the Company in exploring various strategic alternatives to enhance shareholder value, including but not limited to a sale, merger, or recapitalization of the Company. Although the Company has engaged in discussions regarding possible transactions and is continuing to explore strategic alternatives, there presently is no agreement, understanding, or arrangement with respect to any significant transaction.

       In March 2000, Atlantis announced that it had resumed its share repurchase program authorized by its Board of directors in November 1996. Additionally, the Company announced that it is exploring alternatives which would allow it to refinance its long term debt including its 11% Senior Notes due February 2003.

BUSINESS GROWTH AND PROFIT IMPROVEMENT STRATEGIES

       For 2000, the Company's strategies are: (1) successfully implement stretch's new West Coast facility and new coextrusion line and increase the stretch unit's market share in the western part of the U. S.; (2) successfully implement the new and converted coextrusion lines in custom films and expand coextrusion based product offerings; (3) continue to improve operating results in the injection molding unit by increasing sales to existing customers, generating new customers, and continuing the automation of the unit's facilities; (4) successfully introduce a "cedar shake" panel to complement the "half round" accent panel.

       Sales volume in films (measured in pounds) declined approximately 9% in the first two months of 2000 compared with the same period of 1999. High energy prices are causing resin prices to increase and are negatively affecting gross margins. If continued, these trends would adversely impact gross margins, gross profits, and operating income in the films segment and for the Company in 2000.

       The Company's business plans and goals for 2000 will emphasize the following elements:

         STRETCH FILM - A new five-layer cast coextrusion line is being assembled in the Sapulpa, OK facility. A new facility is expected be opened on the West Coast during the summer of 2000. Other lines are being converted from three to five layers to allow the production of metallocene based films and another new five-layer line is planned for late 2000. Additionally, major upgrades have been completed that will enable production of industrial rollwrap, a significant new market opportunity. As a result of these actions, overall capacity in this unit should increase by about 20% during 2000. The opening of the West Coast facility is expected to result in increased market share in the western part of the U.S. as the Company will be able to reduce shipping times and costs and substantially improve customer service to this region.

         CUSTOM FILM AND INSTITUTIONAL PRODUCTS -With the new cast and blown coextrusion film capabilities cited above, custom films is focussing its marketing and technical resources on the converter, banner, and masking film markets which are requiring value added coextrusion film and offer higher margin opportunities. Expanded product offerings in these targeted areas with new film structures are expected to open additional opportunities for growth and margin enhancement. ISO 9002 certification was achieved in the Mankato, MN facility and is expected in the Cartersville, GA facility in the second quarter of 2000. Institutional Products increased its capacity to support the retail convenience market in 1999, and is anticipating further growth and reduced variable costs associated with servicing this market.

         INJECTION MOLDING -Having implemented significant productivity improvements through reduction of scrap and rework as well as installation of robotics equipment primarily in the Henderson, KY facility in 1999, the injection molding unit will focus on implementing production of new products previously approved by key customers, developing new product programs with key customers, rolling out the automation effort to its other facilities, and expanding its proprietary product offerings with the introduction of the cedar shake panel. Continued training and development of associates on the work floor is expected to further improve productivity.

         PROFILE EXTRUSION -During 2000, the Company's profile extrusion unit is planning to accelerate sales growth by adding to its customer base, and developing new programs with existing customers. Further growth is also anticipated in the unit's proprietary product sales through increased distribution of recent product introductions as well as development of new products. Expanded associate training activities are expected to result in reduced scrap and improved throughput.

MARKET CAPABILITIES

         STRETCH FILM. Utilizing two plants in the Tulsa, OK region and one plant in Nicholasville, KY, (as well as the planned West Coast facility) Atlantis manufactures multilayer stretch film used principally to wrap pallets of material for storage or shipping. Stretch film is made from a combination of polyethylene resins and other materials and is manufactured using both blown and cast extrusion processes to meet rigid customer specifications. The resulting product is a very thin film, which stretches up to 300%, clings to itself, and is puncture resistant.

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

         CUSTOM FILM. Utilizing two plants located in Cartersville, GA and Mankato, MN, Atlantis manufactures both low density and linear low-density polyethylene films for a wide variety of packaging applications involving monolayer and coextruded structures.

         Approximately 20 different types of resin, delivered in pellet form, and approximately 10 types of additives are used in the manufacturing process. Atlantis has supply contracts that fulfill most of its present requirements and believes that it has adequate sources available to meet remaining raw material needs. Management believes its relationships with its resin suppliers are good.

         Atlantis has an internal sales staff to market its film products. Most custom film customers are in industrial markets and consume the film during their manufacturing and/or delivery processes. Significant growth is planned for the converter, masking and banner film markets utilizing expanded coextrusion capabilities together with a solid base of value in currently offered monolayer structures for these markets.

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

         INJECTION MOLDING. Atlantis produces custom thermoplastic parts by using an injection molding process. These parts are used in large and small appliances (refrigerators, air conditioners, dehumidifiers, dishwashers, and microwave ovens), agricultural and automotive products, and hand-held power tools.

         Atlantis operates molding presses ranging from 30 to 1,000 tons and related secondary equipment at five plants located in Henderson, KY; Ft. Smith, AR; Warren, OH; LaVergne, TN; and Jackson, TN. This wide variety of equipment configurations and plant locations enable it to fulfill customer requirements, including multiple components, various press sizes, and secondary operations. During September 1997 the Nashville, TN injection molding facility was closed.

         During 1999, approximately 47% of the molded products segment's net sales (14% of the Company's net sales) were to Whirlpool. Although the injection molding unit has been a supplier to Whirlpool for over 40 years, there can be no assurance that a significant reduction in Whirlpool's volume, or the loss of Whirlpool as a customer, would not have a material adverse effect on the Company's financial condition or results of operations.

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

         A wide variety of materials, such as acrylonitrile butabiene styrene, polystyrene, polyethylene, polycarbonate, and nylon are used in the manufacturing process. The Company has multiple sources of supply for these materials.

         PROFILE EXTRUSION. At its Elkhart, IN manufacturing facility, Atlantis produces a variety of extruded plastic parts for both trim and functional applications that are incorporated into a broad range of consumer and commercial products. The profile extrusion unit utilizes approximately 2,000 different dies in fulfilling customer orders, and currently maintains a stock program for approximately 280 recreational vehicle related components. In 1999 the unit also manufactured and sold a line of proprietary building products consisting of 18 product offerings, which accounted for 12% of the unit's net sales. Two additional proprietary products are expected to be introduced in 2000.

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

RAW MATERIALS

         The raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company selects its suppliers on the basis of quality, price, technical support, and service. Virtually all of the Company's plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, the Company has not to date experienced any such shortages. Management believes that there are adequate sources available to meet its raw material needs.

         The Company uses over 300 million pounds of plastic resins annually. Management believes that the Company's large volume purchases of plastic resin have generally resulted in lower net raw material costs and enabled it to obtain shipments of raw materials even in periods of short supply.

         The primary plastic resins used by the Company are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during the 1997-1999 period.

         While the Company has historically passed through changes in the cost of its raw materials to its customers in the form of price increases, there is no assurance that the Company will be able to continue such pass throughs, and such pass throughs may only occur after a time lag. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have a material detrimental impact on the profitability of the Company. Furthermore, during periods when resin prices are falling, gross profits may suffer since the Company is selling product manufactured with resin purchased one to two months prior at higher prices. As noted earlier, high energy prices are causing resin prices to increase and, if continued, could adversely impact gross margins, gross profits, and operating income in the films segment and for the Company in 2000.

COMPETITION

         The Company's operating units face intense competition from numerous competitors, several of which have greater financial resources than Atlantis. In addition, the markets for certain of the Company's products are characterized by low cost of entry, or competition based primarily on price.

         Atlantis Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, price, service (including the manufacturer's ability to supply customers in a timely manner), and product differentiation. Management believes the Atlantis Plastic Film units successfully compete on the basis of their established reputation for service and quality, as well as their positions as efficient, low-cost producers.

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

BACKLOG

         The Company's total backlog at December 31, 1999 was $18.2 million, compared to approximately $16.2 million at December 31, 1998. Management does not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory adjustments.

EMPLOYEES

         As of December 31, 1999 and 1998 the Company employed approximately 1,200 persons. The Company believes that relations with its employees are satisfactory.

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

ITEM 2.  PROPERTIES

         The Atlanta headquarters consists of approximately 9,250 square feet of office space, with an annual lease payment of approximately $120,000 expiring in May 2002.

         Prior to January 1, 1998, the Company shared office space with other Miami-based affiliates of Trivest, Inc. ("Trivest"), an entity controlled by Earl W. Powell and Phillip T. George, directors and major stockholders of the Company. In April 1998, the Company assigned the lease for this Miami office space to Trivest II, Inc. ("Trivest II"), an affiliate of Trivest.

         The following table describes the manufacturing facilities owned or leased by the Company as of December 31, 1999. Substantially all of the owned facilities are pledged as collateral for debt. Management believes that the Company's manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future, except in the Company's Stretch Film and Profile Extrusion units where additional facilities are expected to be required to meet anticipated demand starting in years 2000 and 2001 respectively. See Item 1. "Business Growth and Profit Improvement Strategies".


SEGMENT AND LOCATION                                                                OWNED OR          BUILDING AREA
--------------------                                                                 LEASED           (SQUARE FEET)
                                                                                     ------           -------------
ATLANTIS PLASTIC FILMS:
-----------------------
Stretch Film, Tulsa, Oklahoma...........................................             Owned                100,500
Stretch Film, Sapulpa, Oklahoma.........................................             Owned                114,400
Stretch Film, Nicholasville, Kentucky...................................             Owned                130,000
Custom Film, Mankato, Minnesota.........................................             Owned                140,000
Institutional Products, Mankato, Minnesota..............................             Leased                65,000
Custom Film, Cartersville, Georgia......................................             Leased                58,500

ATLANTIS MOLDED PLASTICS:
-------------------------
Injection Molding, Henderson, Kentucky..................................             Owned                118,000
Injection Molding, Jackson, Tennessee...................................             Owned                 56,000
Injection Molding, Ft. Smith, Arkansas..................................             Owned                158,500
Injection Molding, Warren, Ohio.........................................             Owned                 54,000
Injection Molding, LaVergne, Tennessee..................................             Leased                20,000
Profile Extrusion, Elkhart, Indiana.....................................             Owned                 88,000


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently a party to any litigation where the outcome is expected to have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange under the symbol "AGH". The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 1998 and 1999:

                                         HIGH                LOW
                                         ----                ---
1998
----
            First Quarter               7 1/4                4 3/4
            Second Quarter              9 1/8                6 1/8
            Third Quarter               8                    6
            Fourth Quarter              8 3/8                5 3/4

1999
----
            First Quarter               9 3/4                8
            Second Quarter              15                   8 11/16
            Third Quarter               16 3/4               11 1/4
            Fourth Quarter              15 7/8               13 1/2

         There is no public market for the Company's Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.

         As of January 31, 2000, there were 207 holders of record of Class A Common Stock and 9 holders of record of the Class B Common Stock.

         Covenants relating to the Company's 11% Senior Notes and its revolving credit facility restrict the Company from paying dividends, incurring new debt, repurchasing stock, or taking certain other actions unless specified interest coverage ratio and other tests are met. During 1997, a decline in operating profitability caused the Company to fall below the interest coverage ratio requirement for the trailing four quarter periods ended June 30 and September 30, 1997. Accordingly, during the quarters following these dates, the Company could not pay dividends, and its ability to incur new debt or take certain other actions was restricted. The Company has met the interest coverage ratio requirement for the trailing four quarters ended December 31, 1997 and all subsequent quarters, and is therefore currently able to, among other things, pay dividends, repurchase stock, and incur new debt.

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

COMMON STOCK

         In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million shares of Class A and Class B Common Stock then outstanding. During 1999, the Company repurchased 162,884 shares for total consideration of $2.3 million. Through December 1999, the Company had repurchased 705,428 shares (including the 210,244 common shares issued in connection with the conversion of Preferred Stock, as described above) and options for 55,125 shares, for total consideration of $7.3 million. In March 2000, the Company announced that it had resumed the above mentioned share repurchase program.

         Since December 31, 1999, 125,725 options for the Company's Class A Common Stock have been exercised.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1999. The selected consolidated financial data as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from the Company's financial statements included in Item 8, which were audited by Ernst & Young LLP, independent auditors for the Company. The selected consolidated financial data as of December 31, 1997 and for the year ended December 31, 1997 have been derived from the Company's financial statements included in Item 8, which were audited by Coopers & Lybrand L.L.P., former independent accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1999, included in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


YEARS ENDED DECEMBER 31,                           1999      1998      1997      1996      1995
--------------------------------------------------------------------------------------------------
(in millions, except per share data)
OPERATING DATA
     Net Sales                                    $ 254.1   $ 250.8   $ 256.1   $ 267.1   $ 281.1
     Income (Loss) from Continuing Operations         9.2       6.7       0.3       8.1     (13.6)
     Net Income (Loss)                                9.2       6.3       0.4       8.1     (13.1)

PER SHARE DATA
     Income (Loss) from Continuing Operations
          Basic Earnings per Common Share         $  1.23   $  0.90   $  0.04   $  1.12  ($  1.93)
          Diluted Earnings per Common Share       $  1.18   $  0.87   $  0.04   $  1.04  ($  1.93)
     Net Income (Loss)
          Basic Earnings per Common Share         $  1.23   $  0.85   $  0.06   $  1.12  ($  1.86)
          Diluted Earnings per Common Share       $  1.18   $  0.81   $  0.05   $  1.05  ($  1.86)

FINANCIAL DATA
     Total Assets*                                $ 170.7   $ 158.7   $ 170.9   $ 177.9   $ 180.5
     Total Debt*                                     91.7      87.2     105.1     107.9     116.5
     Cash Dividends Declared per Common Share     $    --   $    --   $    --   $    --   $  0.08

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

         Net sales, gross profit, and operating income for the years ended December 31, 1999, 1998, and 1997, were as follows:

                                                          (in thousands)
YEARS ENDED DECEMBER 31,              1999                      1998                       1997
                             ---------------------      ---------------------      --------------------
NET SALES                     AMOUNT      % TOTAL       AMOUNT       % TOTAL        AMOUNT      % TOTAL
---------                    --------     --------      --------     --------      --------     --------
Atlantis Plastic Films       $177,147           70%     $176,192           70%     $187,032           73%
Atlantis Molded Plastics       76,908           30%       74,638           30%       69,051           27%
                             --------     --------      --------     --------      --------     --------
     Total                   $254,055          100%     $250,830          100%     $256,083          100%
                             ========     ========      ========     ========      ========     ========

GROSS PROFIT                               %NET                       %NET                       % NET
------------                  AMOUNT       SALES         AMOUNT       SALES         AMOUNT       SALES
                             --------     --------      --------     --------      --------     --------
Atlantis Plastic Films       $ 35,124           20%     $ 35,594           20%     $ 27,908           15%
Atlantis Molded Plastics       14,988           19%       10,169           14%       11,227           16%
                             --------     --------      --------     --------      --------     --------
     Total                   $ 50,112           20%     $ 45,763           18%     $ 39,135           15%
                             ========     ========      ========     ========      ========     ========

OPERATING INCOME                           % NET                      % NET                      % NET
----------------              AMOUNT       SALES        AMOUNT        SALES         AMOUNT       SALES
                             --------     --------      --------     --------      --------     --------
Atlantis Plastic Films       $ 18,172           10%     $ 17,884           10%     $  9,636            5%
Atlantis Molded Plastics        6,813            9%        3,231            4%        3,204            5%
                             --------     --------      --------     --------      --------     --------
     Total                   $ 24,985           10%     $ 21,115            8%     $ 12,840            5%
                             ========     ========      ========     ========      ========     ========

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

NET SALES

         Net sales for 1999 were $254.1 million reflecting an increase of 1% over 1998 net sales of $250.8 million. Atlantis' Films segment sales for 1999 were $177.1 million compared with $176.2 million in 1998. Sales volume in Films (measured in pounds) declined 3% from 1998 levels due, in part, to a decline in Custom Films volume as three lines were taken out of production during 1999 for conversion from monolayer to coextrusion. The Company's Molded Products segment increased its net sales by 3% compared with 1998. Sales volume in films (measured in pounds) declined approximately 9% in the first two months of 2000 compared with the same period of 1999. This volume decline, if continued, would adversely impact gross margins, profits margins, and operating income in the films segment and the Company in 2000.

 GROSS PROFIT

         Gross profit, as a percentage of net sales, was 20% for 1999, as compared to 1998's gross profit of 18%. Atlantis' Films segment's gross profit was 20% in 1999, unchanged from the 1998 level. In the Company's Molded Products segment, gross profit increased to 19% in 1999, compared with 14% in 1998, due to increased volume and substantial operational improvements in the injection molding business. High energy prices are causing resin prices to increase and are negatively affecting gross margins. If continued, these increased resin prices could adversely impact gross margins and gross profit in the films segment and for the Company in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         The Company's 1999 selling, general and administrative ("SG&A") expense was $25.1 million, 2% above the $24.6 million incurred in 1998.

NET INTEREST EXPENSE AND INCOME TAXES

         Net interest expense during 1999 of $9.2 million was 12% lower than the $10.5 million in 1998. This decrease is attributed primarily to the third quarter 1998 repurchase of $14.7 million of the Company's 11% Senior Notes.

          The Company's 1999 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes. The Company's 1998 effective income tax rate differed from the applicable statutory rate primarily due to (1) nondeductible goodwill amortization, (2) the effect of state income taxes, and
(3) a reduction of $690,000 in the Company's reserve for deferred taxes for amounts that were no longer considered necessary for contingencies for income taxes.

EXTRAORDINARY LOSS

         During August and September, 1998, the Company repurchased, at a premium, $14.7 million of its 11% Senior Notes in the open market, which resulted in an after-tax extraordinary loss of $390,000. This loss related to the premium paid for the repurchased Notes and the write-off of unamortized loan origination costs related to such Notes.

INCOME

         As a result of the factors described above, 1999 operating income equaled $25.0 million (10% of net sales), compared to 1998 operating income of $21.1 million (8% of net sales). Income from continuing operations and net income were as follows:

                                                 1999               1998
                                                 ----               ----
      Income from continuing operations       $9.2 million       $6.7 million
           Basic earnings per share           $1.23              $0.90
           Diluted earnings per share         $1.18              $0.87

      Net income                              $9.2 million       $6.3 million
           Basic earnings per share           $1.23              $0.85
           Diluted earnings per share         $1.18              $0.81

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

         Gross profit within the Company's Molded segment decreased to 14% of net sales in 1998, from 16% of net sales in 1997. This decrease was caused by problems associated with assimilating additional Whirlpool volume, as well as a 32% decline in volume at its Warren, OH plant.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

         During 1997, the Company incurred $815,000 of restructuring charges relating to: (i) the closing of its Nashville, TN injection molding facility, including approximately $250,000 in non-cash charges for the write-down of fixed assets and leasehold improvements associated with that facility, and (ii) restructuring expenses associated with May 1997 management changes in the Company's stretch film unit.

NET INTEREST EXPENSE AND INCOME TAXES

                 Net interest expense during 1998 of $10.5 million was 9% lower than the $11.4 million incurred during 1997. This decrease was a result of the Company's cash flow from operations which generated $19.3 million, relatively low net capital expenditures of $6.3 million, and the August/September, 1998 repurchase of $14.7 million of the Company's 11% Senior Notes.

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

INCOME FROM DISCONTINUED OPERATIONS

         During the fourth quarter of 1997, the Company recorded a pre-tax gain of $192,000, or $126,000 after taxes, associated with the reconciliation of loss reserves established prior to the 1995 sale of Western Pioneer, a former subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 1999 totaled approximately $24.7 million (including cash and cash equivalents of $2.3 million), compared to $26.8 million (including cash and cash equivalents of $2.9 million) at December 31, 1998. At December 31, 1999, borrowings on the Company's $20 million revolving credit facility were $7.1 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $11.6 million. The revolver expires May 12, 2000 and there is no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of February 29, 2000 borrowings on this facility totaled $ 9 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $ 9.7 million. Also see Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" for certain information regarding the Company's compliance with covenants relating to the Company's 11% Senior Notes, and for information regarding the Company's 1997 mandatory conversion of Preferred Stock into 210,244 common shares and subsequent repurchase of those common shares.

         The Company's new 120" five layer cast extrusion line presently is being assembled and tested in the Sapulpa, OK stretch film facility and its new coextrusion line for custom films is being manufactured. Atlantis expects to sign a lease and start preparing its new West Coast stretch facility for production before May 2000. Due to these activities in addition to other capital projects, the Company expects to incur capital expenditures of approximately $13 million during the first six months of 2000.

         The Company's principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures (see above). The Company expects to fund the above capital expenditure requirements as well as its short and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under its revolving credit facility. In March 2000 Atlantis announced that it is exploring alternatives which would allow it to refinance its long term debt including its 11% Senior Notes due February 2003.

CASH FLOWS FROM OPERATING ACTIVITIES

         During 1999, net cash provided by operating activities was approximately $12.8 million, compared to $19.3 million in 1998. The major components of the $12.8 million of net cash provided by operating activities were net income of $9.2 million (compared with $6.3 million in 1998) and depreciation and amortization of $10.4 million (compared with $10.0 million in 1998), partially offset by a net increase in working capital items other than cash of $7 million (compared with a decrease of $1 million in 1998). In 1999, inventories and accounts receivable increased by $8.4 million, due primarily to a 55% increase in plastic resin prices during 1999.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities in 1999 totaled $15.9 million, compared with $6.3 million in 1998. The increase in capital expenditures is related to the Company's Strategic Operating Plan as discussed earlier in Item 1.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash provided by financing activities in 1999 was $2.5 million compared with usage of $18.5 million in 1998. Approximately $2.5 million was used to repay long-term debt, compared with $18.0 million of Senior Note repurchases and other long term debt repayments in 1998. Common stock repurchases in 1999 totaled $2.3 million compared with $1.8 million in 1998. Proceeds from the exercise of stock options were $0.2 million in 1999 compared with $1.2 million in 1998.

IMPACT OF YEAR 2000

         In prior filings, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $700,000 during 1998 and 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates, primarily as a result of its fixed and floating interest rate debt.

         The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of December 31, 1999. The fair market value of the Senior Notes is based on quoted market price as of December 31, 1999. The carrying value of the Company's other long-term debt approximates its fair market value.

                            INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                              AVERAGE INTEREST RATE
                                     ($ 000)

                                                                                                                   FAIR
                                                                                                                  MARKET
                                                                                                                VALUE AS OF
                                        2000       2001      2002       2003       2004    THEREAFTER    TOTAL    12/31/99
                                      -------    -------    -------    -------    -------  ----------   -------   --------
SENIOR NOTES
-Maturity                                   0          0    $24,825    $50,000    $     0          0    $74,825    $75,199
-Average interest rate                     11%        11%        11%        11%

OTHER LONG-TERM DEBT FIXED RATE
-Maturity                             $ 1,036    $   171    $   179    $   126    $   120    $   344    $ 1,976    $ 1,976
-Average interest rate                   7.74%      6.38%      6.38%      6.55%      6.58%      6.58%

OTHER LONG-TERM DEBT VARIABLE RATE*
-Maturity                             $ 9,810    $ 2,229    $ 2,729    $   165    $     0          0    $14,933    $14,933
-Average interest rate                   8.61%      8.17%      8.03%      7.66%

--------------------

*Based on LIBOR plus spreads of 2% to 2.55%, prime plus spreads of 0.50% to .75% and commercial paper plus 2.7% (all rates as of December 31, 1999).


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
Management's Responsibility for Financial Reporting...............................................................17

Report of Independent Auditors....................................................................................18

Report of Independent Accountants.................................................................................19

Consolidated Income Statements For the Years Ended December 31, 1999, 1998, and 1997..............................20

Consolidated Balance Sheets as of December 31, 1999 and 1998......................................................21

Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 1999, 1998, and 1997.............22

Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 1998, and 1997.......................23

Notes to Consolidated Financial Statements........................................................................24


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

            ANTHONY F. BOVA              PAUL RUDOVSKY
            PRESIDENT AND CHIEF          EXECUTIVE VICE PRESIDENT,
            EXECUTIVE OFFICER            FINANCE AND ADMINISTRATION

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of Atlantis Plastics, Inc.:


We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits included the financial statement schedule for the years ended December 31, 1999 and 1998 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             Ernst & Young LLP

Atlanta, Georgia
February 4, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

We have audited the consolidated statements of income, shareholders' equity and cash flows of Atlantis Plastics, Inc. and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations of Atlantis plastics, Inc. and its subsidiaries and their cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                             Coopers & Lybrand LLP

Atlanta, Georgia
February 11, 1998, except for Note 6, as to which the date is February 20, 1998.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED  INCOME  STATEMENTS


(dollars in thousands, except per share amounts)
-----------------------------------------------                            ---------   ---------    ---------
YEARS ENDED DECEMBER 31,                                                      1999       1998         1997
-----------------------------------------------                            ---------   ---------    ---------
Net sales                                                                  $ 254,055   $ 250,830    $ 256,083
Cost of sales                                                                203,943     205,067      216,948
                                                                           ---------   ---------    ---------
     Gross profit                                                             50,112      45,763       39,135

Selling, general and administrative expenses                                  25,127      24,648       25,480
Impairment of long-lived assets and restructuring charges                         --          --          815
                                                                           ---------   ---------    ---------
     Operating income                                                         24,985      21,115       12,840

Net interest expense                                                           9,186      10,452       11,427
                                                                           ---------   ---------    ---------
     Income  from continuing operations before income taxes                   15,799      10,663        1,413

Income tax provision                                                           6,557       3,974        1,138
                                                                           ---------   ---------    ---------
     Income from continuing operations                                         9,242       6,689          275

Income from discontinued operations, net of income taxes                          --          --          126
                                                                           ---------   ---------    ---------
     Income  before extraordinary item                                         9,242       6,689          401

Extraordinary  loss on early extinguishment of debt, net of income taxes          --        (390)          --
                                                                           ---------   ---------    ---------
     Net income                                                            $   9,242   $   6,299    $     401
                                                                           =========   =========    =========
NET INCOME  PER COMMON SHARE
Basic:
  Continuing operations                                                    $    1.23   $    0.90    $    0.04
  Net income                                                               $    1.23   $    0.85    $    0.06

Diluted:
  Continuing operations                                                    $    1.18   $    0.87    $    0.04
  Net income                                                               $    1.18   $    0.81    $    0.05

Weighted-average number of shares used in
  computing income  per share (in thousands):
    Basic                                                                      7,526       7,433        7,106
    Diluted                                                                    7,863       7,732        7,600


   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS


(dollars in thousands)
-----------------------------------------------                                ---------    ---------
DECEMBER 31,                                                                     1999         1998
-----------------------------------------------                                ---------    ---------
ASSETS
Cash and  cash equivalents                                                     $   2,288    $   2,879
Accounts receivable, less allowances for doubtful accounts
 and returned items of $1,903 in 1999 and $1,516 in 1998                          30,987       25,240
Inventories                                                                       17,556       14,918
Other current assets                                                               7,248        8,376
                                                                               ---------    ---------
    Current assets                                                                58,079       51,413

Property and equipment, net                                                       65,580       58,403
Goodwill, net of accumulated amortization                                         45,957       47,390
Other assets                                                                       1,050        1,465
                                                                               ---------    ---------
    Total assets                                                               $ 170,666    $ 158,671
                                                                               =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                          $  22,565    $  22,116
Current portion of long-term debt                                                 10,846        2,538
                                                                               ---------    ---------
    Current liabilities                                                           33,411       24,654

Long-term debt, less current portion                                              80,888       84,620
Deferred income taxes                                                             10,258       10,149
Other liabilities                                                                     95          544
                                                                               ---------    ---------
    Total liabilities                                                            124,652      119,967
                                                                               ---------    ---------
Commitments and contingencies (Note 14)                                               --           --

Shareholders' equity:
  Class A Common Stock; $.10 par value; 20,000,000 shares authorized,
      4,752,991 and 4,538,054 shares issued and outstanding in 1999 and 1998         475          454
  Class B Common Stock; $.10 par value; 7,000,000 shares authorized,
      2,676,947 and 2,918,043 shares issued and outstanding in 1999 and 1998         268          292
  Additional paid-in capital                                                      10,046        9,436
  Notes receivable from sale of Common Stock                                      (1,410)        (960)
  Retained earnings                                                               36,635       29,482
                                                                               ---------    ---------
    Total shareholders' equity                                                    46,014       38,704
                                                                               ---------    ---------
    Total liabilities and shareholders' equity                                 $ 170,666    $ 158,671
                                                                               =========    =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                           Series A                                      Notes                          Total
YEARS ENDED                               Convertible   Class A   Class B   Additional  Received                        Share-
DECEMBER 31, 1999,                         Preferred    Common    Common    Paid-In    for Common  Retained  Treasury  holders'
1998, AND 1997                             Stock        Stock     Stock     Capital      Stock     Earnings   Stock     Equity
--------------------------------------------------------------------------------------------------------------------------------
BALANCE,
JANUARY 1, 1997                            $  2,000   $    423   $    290   $  6,968   $     --   $ 25,228   $     --   $ 34,909

 Net income                                      --         --         --         --         --        401         --        401
 Exercise of stock options                       --          5         --        230         --         --         --        235
 Purchases of Class A Common Stock               --         --         --         --         --         --       (727)      (727)
 Cancellation of Class A Common Stock            --         (8)        --        (81)        --       (638)       727         --
 Purchases and cancellation
    of Class B options                           --         --         --         --         --       (269)        --       (269)
 Conversion of Class B to Class A
    Common Stock                                 --         16        (16)        --         --         --         --         --
 Conversion, repurchase and
    retirement of Preferred Stock            (2,000)        --         --         --         --         --         --     (2,000)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1997                                --        436        274      7,117         --     24,722         --     32,549

 Net income                                      --         --         --         --         --      6,299         --      6,299
 Exercise of stock options including tax
    benefits                                     --         22         36      2,577         --         --         --      2,635
 Purchases of Class A Common Stock               --         --         --         --         --         --     (1,819)    (1,819)
 Cancellation of Class A Common Stock            --        (22)        --       (258)        --     (1,539)     1,819         --
 Conversion of Class B to Class A
    Common Stock                                 --         18        (18)        --         --         --         --         --
  Notes received for sale of Common Stock        --         --         --       (960)        --         --       (960)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1998                                --        454        292      9,436       (960)    29,482         --     38,704

 Net income                                      --         --         --         --         --      9,242         --      9,242
 Exercise of stock options including tax
    benefits                                     --         13         --        830         --         --         --        843
 Purchases of Class A Common Stock               --         --         --         --         --         --     (2,325)    (2,325)
 Cancellation of Class A Common Stock            --        (16)        --       (220)        --     (2,089)     2,325         --
 Conversion of Class B to Class A
    Common Stock                                 --         24        (24)        --         --         --         --         --
  Notes received for sale of Common Stock        --         --         --       (450)        --         --       (450)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1999                          $     --   $    475   $    268   $ 10,046   ($ 1,410)  $ 36,635   $     --   $ 46,014
                                           ========   ========   ========   ========   ========   ========   ========   ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ATLANTIS PLASTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(dollars in thousands)
-----------------------------------------------                         --------    --------    --------
YEARS ENDED DECEMBER 31,                                                  1999        1998        1997
-----------------------------------------------                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  9,242    $  6,299    $    401
                                                                        --------    --------    --------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                            8,486       7,977       7,546
   Amortization of goodwill                                                1,572       1,571       1,571
   Loan fee and other amortization                                           390         436         574
   Interest receivable from shareholder loans                               (100)        (82)         --
   Provision for impairment of long-lived assets                              --          --         250
   Write-off of debt issuance cost                                            --         235          --
   Loss on dispositions of businesses and assets                              62          --         223
   Deferred income taxes                                                     109       1,862       1,401
Change in assets and liabilities, net of dispositions
         and acquisition of business:
        (Increase) decrease in accounts receivable                        (5,747)       (129)      3,162
        (Increase) decrease in inventories                                (2,638)      3,599      (1,533)
        Decrease (increase) in other current assets                        1,128        (928)     (2,623)
        Increase (decrease) in accounts payable and accrued expenses         675      (1,228)     (2,921)
        Decrease in other liabilities                                       (449)       (247)       (302)
        Other, net                                                            25         (28)         86
                                                                        --------    --------    --------
        Total adjustments                                                  3,513      13,038       7,434
                                                                        --------    --------    --------
          Net cash provided by operating activities                       12,755      19,337       7,835
                                                                        --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions of businesses and assets                           47         254          --
Capital expenditures                                                     (15,911)     (6,569)     (9,867)
                                                                        --------    --------    --------
          Net cash used in investing activities                          (15,864)     (6,315)     (9,867)
                                                                        --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreements                              10,500       5,000          --
Repayments under revolving credit agreements                              (3,400)     (5,000)         --
Payments on long-term debt                                                (2,524)    (17,958)     (2,766)
Payments on notes receivable from shareholders                                75         101          --
Purchases of Common Stock and options                                     (2,325)     (1,819)     (2,996)
Proceeds from exercise of stock options                                      192       1,187         235
                                                                        --------    --------    --------
          Net cash provided by (used in) financing activities              2,518     (18,489)     (5,527)
                                                                        --------    --------    --------
Net decrease in cash and cash equivalents                                   (591)     (5,467)     (7,559)
Cash and cash equivalents at beginning of year                             2,879       8,346      15,905
                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                $  2,288    $  2,879    $  8,346
                                                                        ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                              $  9,287    $ 11,007    $ 11,224
  Income taxes                                                          $  6,327    $  2,917    $  1,889


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

PROPERTY AND EQUIPMENT Property and equipment are carried at cost less accumulated depreciation and amortization. The provisions for depreciation and amortization have been computed, using both straight-line and accelerated methods, based on the estimated useful lives of the respective assets. Such useful lives generally fall within the following ranges: buildings and improvements - 15 to 30 years; office furniture and equipment - 5 to 10 years; manufacturing equipment - 5 to 11 years; vehicles - 3 to 8 years; and computer hardware and software - 3 to 5 years.

         When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred. Additions and improvements are capitalized when incurred.

GOODWILL Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses. Goodwill is amortized on a straight-line basis over forty years from the date of the respective acquisitions. Accumulated amortization aggregated approximately $19.1 million and $17.5 million at December 31, 1999 and 1998, respectively.

         The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of cost in excess of net assets acquired, the Company would record an impairment loss in the period such determination is made.

REVENUE RECOGNITION The Company primarily recognizes revenue when goods are shipped to customers.

AMORTIZATION Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt utilizing either: (i) the effective interest method, or (ii) the straight line method when the results do not materially differ from the effective interest method.

INCOME TAXES The Company and its subsidiaries file consolidated Federal income tax returns. The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred income tax assets and liabilities associated with the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of the financial instruments held by the Company: (1) the fair value of current assets and current liabilities including cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying values due to the short maturity of the instruments; and (2) the fair value of long-term debt (see Note 6) was determined based on the quoted market price for the Company's 11% Senior Notes.

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. The Company's three largest trade receivable balances as of December 31, 1999 represented 27% of the Company's net accounts receivable, compared with 26% as of December 31, 1998 and 15% as of December 31, 1997.

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

NOTE 2.  ACQUISITIONS OF BUSINESSES AND ASSETS

In November 1999, Atlantis acquired the assets and operations of Two Eagle Plastics, Inc. ("Two Eagle") in LaVergne, TN for approximately $300,000. Two Eagle is a plastics injection molder and has become part of the Company's Molded Products segment. The results of operations of Two Eagles were not material for the period from acquisition through December 31, 1999.

NOTE 3. INVENTORIES

         Inventories at December 31, 1999 and 1998 consisted of the following:

                                                  (in thousands)
                                               1999            1998
                                             -------          -------
Raw materials                                 $9,396           $7,758
Work in progress                                  83               95
Finished goods                                 8,077            7,065
                                             -------          -------
    TOTAL                                    $17,556          $14,918
                                             =======          =======

NOTE 4. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 and 1998 consisted of the following:

                                        (in thousands)
                                      1999           1998
                                   ---------      ---------
Land                               $   2,204      $   2,204
Building and improvements             19,802         18,825
Office furniture and equipment         7,892          6,076
Manufacturing equipment              103,924         95,399
Vehicles                                 380            427
                                   ---------      ---------
     TOTAL                           134,202        122,931
Accumulated depreciation
   and amortization                  (68,622)       (64,528)
                                   ---------      ---------
        NET                        $  65,580      $  58,403
                                   =========      =========

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following at December 31, 1999 and 1998:

                                      (in thousands)
                                     1999        1998
                                   -------     -------
Accounts payable                   $ 6,747     $ 5,674
Accrued interest                     3,097       3,149
Accrued compensation, vacation
  and profit sharing                 4,054       3,723
Accrued health and safety            1,421       1,575
Customer deposits
  and commissions                    1,369       1,711
Income taxes payable                   225         394
Other                                5,652       5,890
                                   -------     -------
   TOTAL                           $22,565     $22,116
                                   =======     =======

NOTE 6. LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 1999 and 1998:

                                          (in thousands)
                                        1999          1998
                                      --------      --------
Senior Notes                          $ 74,825      $ 74,825
Revolving line of credit                 7,100            --
Other indebtedness                       9,809        12,333
                                      --------      --------
   TOTAL DEBT                           91,734        87,158
Current portion of long-term debt      (10,846)       (2,538)
                                      --------      --------
      LONG-TERM DEBT                  $ 80,888      $ 84,620
                                      ========      ========

         During 1993, the Company refinanced substantially all of its existing indebtedness through a $100 million, 11% Senior Note offering due February 15, 2003 (the "Notes"), and borrowings under a $30 million revolving credit facility. This revolving credit facility was renegotiated at a principal amount of $15 million from February 22, 1999 through November 12, 1999 and a principal amount of $20 million from November 12, 1999 through May 12, 2000. This commitment expires May 12, 2000 and there is no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms.

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

                     (in thousands)

                                                    DECEMBER 31,
                                                       1999
                                                       ----
Current assets                                      $ 60,449
Non-current assets                                   111,635
Current liabilities                                   21,911
Non-current liabilities                               95,235

                                                    YEAR ENDED
                                                    DECEMBER 31,
                                                       1999
                                                       ----
Net sales                                           $254,055
Operating income                                      25,070
Income before income taxes                            15,164
Net income                                             8,862

          The Notes could not be redeemed prior to February 15, 1998. From February 16, 2000 and until February 15, 2001, the Company may redeem all or any portion of the Notes at a redemption price of 101.375% of the principal amount. From February 16, 2001 until February 15, 2002 the Company may redeem all or any portion of the Notes at 100% of the principal amount. The Company must redeem $24.8 million of the Notes by February 15, 2002.

         Covenants relating to the Notes restrict the Company from paying dividends, incurring new debt, or taking certain other actions unless specified interest coverage ratio and other tests are met. A decline in operating profitability in 1997 caused the Company to fall below the interest coverage ratio requirement for the trailing four-quarter periods ended June 30 and September 30, 1997. Accordingly, in the quarters following those periods, the Company could not pay dividends or repurchase stock, and its ability to incur new debt or take certain other actions was restricted. The Company has met the interest coverage ratio requirement for the trailing four quarters ended December 31, 1997 and thereafter, and is therefore currently able to, among other things, pay dividends, repurchase stock, and incur new debt.

         Under the terms of the revolving credit facility, the Company and its subsidiaries are required to, among other things, maintain certain financial ratios and minimum specified levels of net worth, refrain from paying dividends unless certain requirements are met, refrain from incurring certain additional indebtedness or guaranteeing the obligations of others, and limit capital expenditures. At December 31, 1999, the gross availability on the revolving credit facility equaled $20.0 million. Unused availability, net of borrowings of $7.1 million and outstanding letters of credit of approximately $1.3 million, equaled $11.6 million.

         Borrowings on the revolving credit facility are subject to a borrowing base formula which is based on eligible collateral (accounts receivable, inventories, and fixed assets of the subsidiaries). Interest is computed using either LIBOR or prime-based rates plus a margin. The LIBOR and prime-based interest rate margins on the facility are determined by a formula based upon the Company's ratio of cash flow to net indebtedness. At December 31, 1999 and 1998, the LIBOR and prime rate margins were 1.75% and 0%, respectively. The 30-day LIBOR rate and the prime rate were 6.49% and 8.50%, respectively, at December 31, 1999.

         Other indebtedness of approximately $9.8 million consists of equipment and other collateralized financings, industrial revenue bonds, and capitalized lease obligations. At December 31, 1999 and 1998, the weighted-average interest rates on these borrowings were 8.04% and 7.56% respectively, with 80% of the total at floating interest rates, and the remainder at fixed interest rates as of December 31, 1999.

         Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

                     YEAR                     AMOUNT
                     ----                     ------
                     2000                    $10,846
                     2001                      2,400
                     2002                     27,733
                     2003                     50,291
                     2004                        120
                     Thereafter                  344
                                             -------
                     TOTAL                   $91,734

         The fair value of the Company's indebtedness at December 31, 1999 and 1998 was $92.1 million and $88.5 million, respectively.

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

         In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million shares of Class A and Class B Common Stock then outstanding. Through December 1999, the Company had repurchased 705,428 shares (including 210,244 shares issued in connection with the conversion of Preferred Stock) and options for 55,125 shares, for total consideration of $7.3 million.

         In January 1997, the Company issued a mandatory conversion notice to the holder of the 20,000 outstanding shares of the Company's Series A Preferred Stock ("Preferred Stock"). The Preferred Stock was convertible into 210,244 shares of Class A Common Stock. After issuing the mandatory conversion notice, the Company reached an agreement with the Preferred Stock holder to repurchase all of the common shares resulting from the conversion notice for $2 million (the original price paid for the Preferred Stock by the holder and included in the $7.3 million consideration cited earlier in this Note) and completed the repurchase in late March, 1997. Prior to this conversion, each share of Preferred Stock had a liquidation preference of $100, and the holder of the Preferred Stock was entitled to an annual cumulative dividend, payable in equal semiannual installments of $72,500 on April 15 and October 15 of each year.

NOTE 8. INCOME TAXES

         The provision (benefit) for income taxes for the years ended December 31, 1999, 1998, and 1997, consisted of the following: (in thousands)

                                            1999        1998         1997
                                          -------     -------      -------
Continuing operations                     $ 6,557     $ 3,974      $ 1,138
Discontinued operations                        --          --           66
Extraordinary loss                             --        (236)          --
                                          -------     -------      -------
    TOTAL                                 $ 6,557     $ 3,738      $ 1,204
                                          =======     =======      =======

Current Federal income tax provision      $ 5,939     $ 2,300      $   646
Deferred Federal income tax provision          86       1,862          357
State income tax provision/(benefit)          532        (424)         201
                                          -------     -------      -------
    TOTAL INCOME TAX PROVISION            $ 6,557     $ 3,738      $ 1,204
                                          =======     =======      =======

         The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate for the years ended December 31, 1999, 1998, and 1997:

                                                 1999       1998      1997
                                                 ----       ----      ----
             Federal income tax rate              34%        34%       34%
             State income taxes                    4          4        13
             Amortization of goodwill              3          4        28
             Other, net                            1         (5)       --
                                                 ----       ----      ----
             Effective tax rate                   42%        37%       75%
                                                 ====       ====      ====

         At December 31, 1999 and 1998, deferred income tax assets and liabilities consisted of the following:

                                                     (in thousands)
    DEFERRED INCOME TAX LIABILITIES-               1999          1998
                                                 --------      --------
Excess of book over tax basis of
    property and equipment                       $ 10,515      $ 10,852
Goodwill                                              843           678
Other, net                                           (625)       (1,369)
                                                 --------      --------
       TOTAL DEFERRED INCOME TAX LIABILITIES     $ 10,733      $ 10,161
                                                 --------      --------
    DEFERRED INCOME TAX ASSETS -
Reserves and accrued expenses not yet
    deductible for tax purposes                  $  2,533      $  2,156
Net operating loss carryforward                       525           705
Capitalized inventory costs                           158            49
                                                 --------      --------
                                                 $  3,216      $  2,910
Valuation allowance                                  (525)         (705)
                                                 --------      --------
       Total deferred income tax assets          $  2,691      $  2,205
                                                 --------      --------
               DEFERRED INCOME TAXES, NET        $  8,042      $  7,956
                                                 ========      ========

         Deferred income tax assets aggregating $2,216,000 and $2,193,000 are included in other current assets on the consolidated balance sheets as of December 31, 1999 and 1998 respectively.

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

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1999, 1998, and 1997, respectively: dividend yield of 0% for all years; volatility of 0.4 for all years; risk-free interest rates of 5.0%, 5.3%, and 6.1% and an expected life of 6 years for all years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                 1999       1998      1997
                                                 ----       ----      ----
     Pro forma net income                      $ 8,925    $ 6,009   $  235
     Basic pro forma earnings per share        $  1.19    $  0.81   $ 0.03
     Diluted pro forma earnings per share      $  1.13    $  0.78   $ 0.03


         Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1999.

Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

                                                            1999        1998        1997
                                                           ------      ------      ------
OPTIONS OUTSTANDING AT JANUARY 1                            1,249       1,683       1,772
Granted                                                        47         207          96
Exercised                                                    (137)       (578)        (58)
Canceled                                                       (1)        (63)       (127)
                                                           ------      ------      ------
OPTIONS OUTSTANDING AT DECEMBER 31                          1,158       1,249       1,683
                                                           ======      ======      ======

WEIGHTED-AVERAGE OPTION PRICES PER COMMON SHARE:
OPTIONS OUTSTANDING AT JANUARY 1                           $ 6.25      $ 5.51      $ 5.28
Granted at fair market value                               $ 8.81      $ 5.61      $ 8.68
Exercised                                                  $ 4.52      $ 3.75      $ 4.09
Canceled                                                   $ 9.75      $ 7.11      $ 5.34
OUTSTANDING AT DECEMBER 31                                 $ 6.56      $ 6.25      $ 5.51

Weighted-average fair value of options granted
  at fair market value during the year                     $ 4.14      $ 2.71      $ 4.22
Options exercisable at December 31                            800         767       1,196
Options available for grant at December 31                    156         203         167


         The following table summarizes information about stock options outstanding at December 31, 1999:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    ------------------------------------------------------    -----------------------------
                       NUMBER         WEIGHTED-AVERAGE        WEIGHTED-         NUMBER         WEIGHTED-
   RANGE OF         OUTSTANDING          REMAINING             AVERAGE        EXERCISABLE       AVERAGE
EXERCISE PRICES     AT 12/31/99       CONTRACTUAL LIFE      EXERCISE PRICE    AT 12/31/99    EXERCISE PRICE
---------------     -----------       ----------------      --------------    -----------    --------------
 $1.38 -  $2.87        10,000                0.8                $1.38            10,000          $1.38
 $2.88 -  $4.74       167,780                0.8                $3.22           167,780          $3.22
 $4.75 -  $7.24       636,079                5.8                $5.77           406,479          $5.85
 $7.25 -  $9.75       244,500                6.5                $8.93           136,000          $8.87
 $9.76 - $11.88       100,000                5.1               $11.88            80,000         $11.88
                    ---------                                                   -------
                    1,158,359                                                   800,259
                    =========                                                   =======

         During 1998, 1999 and 2000, certain members of the Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at prime and are due February 13, 2001, March 16, 2002 and February 22, 2003. .


NOTE 10. EARNINGS PER SHARE

(all numbers in thousands except per share amounts)                                      1999        1998         1997
                                                                                       -------     -------      -------
BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                                                   $ 9,242     $ 6,689      $   275
                                                                                       =======     =======      =======
   Weighted-average common shares outstanding                                            7,526       7,433        7,106
BASIC EARNINGS PER COMMON SHARE                                                        $  1.23     $  0.90      $  0.04
                                                                                       =======     =======      =======

(all numbers in thousands except per share amounts)                                      1999        1998         1997
                                                                                       -------     -------      -------
DILUTED EARNINGS PER COMMON SHARE:
   Earnings applicable to common shares                                                $ 9,242     $ 6,689      $   275
                                                                                       =======     =======      =======

   Weighted-average common shares outstanding                                            7,526       7,433        7,106
   Add - Options                                                                           337         299          494
   Weighted-average common shares outstanding plus
       potential dilutive common shares                                                  7,863       7,732        7,600
                                                                                       =======     =======      =======
DILUTED EARNINGS PER COMMON SHARE                                                      $  1.18     $  0.87      $  0.04
                                                                                       =======     =======      =======
AFTER-TAX EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS:
DISCONTINUED OPERATIONS:
    Basic earnings per common share                                                    $    --     $    --      $  0.02
    Diluted earnings per common share                                                  $    --     $    --      $  0.02
EXTRAORDINARY ITEMS:
    Basic earnings per common share                                                    $    --     $ (0.05)     $    --
    Diluted earnings per common share                                                  $    --     $ (0.05)     $    --


         Excluded from the above calculation of diluted EPS are antidilutive options, which could potentially dilute EPS in the future. Antidilutive options for 1999, 1998, and 1997, are: 94,250; 298,500; and 317,500 shares, respectively.

NOTE 11. BUSINESS SEGMENTS

         The Company considers its continuing operations to comprise two segments: Atlantis Plastic Films and Atlantis Molded Plastics. During 1999, 1998, and 1997, an Atlantis Molded Plastics customer accounted for approximately 14%, 12%, and 8%, respectively, of the Company's net sales and 14%, 12%, and 6% respectively, of the Company's net accounts receivable. Summary data for 1999, 1998, and 1997 are as follows (in thousands):

                                   ATLANTIS    ATLANTIS
                                   PLASTIC      MOLDED
                                    FILMS      PLASTICS    CORPORATE    CONSOLIDATED
1999                                -----      --------    ---------    ------------
----
Net sales                         $177,147     $ 76,908     $     --      $254,055
Operating income                    18,172        6,813           --        24,985
Identifiable assets                112,696       59,388       (1,418)      170,666
Capital expenditures                 9,177        4,323        2,411        15,911
Depreciation and amortization        4,521        3,644        2,283        10,448

1998
----
Net sales                         $176,192     $ 74,638     $     --      $250,830
Operating income                    17,884        3,231           --        21,115
Identifiable assets                108,713       56,552       (6,594)      158,671
Capital expenditures                 2,360        3,001        1,208         6,569
Depreciation and amortization        4,589        3,346        2,049         9,984

1997
----
Net sales                         $187,032     $ 69,051     $     --      $256,083
Operating income                     9,636        3,204           --        12,840
Identifiable assets                105,467       52,083       13,006       170,556
Capital expenditures                 4,071        5,080          410         9,561
Depreciation and amortization        5,967        2,968          756         9,691


NOTE 12. PROFIT SHARING AND RETIREMENT PLANS

         Atlantis and its subsidiaries have a 401-k defined contribution retirement plan. Generally, such plans cover all employees who have attained the age of 21 and have at least one year of service. The Board of Directors of each company determines contributions to the plans on an annual basis. Related expenses were $444,000, $430,000 and $444,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

         Effective January 1, 2000, the Company established the Atlantis Plastics, Inc. Deferred Compensation Plan for certain selected employees. Under the Plan, eligible employees may elect to make pre-tax contributions to a trust fund up to a maximum of 15% of annual earnings. The Company contribution to the Plan is based upon the employee's contribution to the Plan but cannot exceed $2,700 per participant for 2000. Normally, the full amount of each participant's interest in the trust fund is paid upon termination of employment; however, the Plan allows participants to make early withdrawals of contributions, subject to certain restrictions. Company assets earmarked to pay benefits under the Plan are held by a rabbi trust. Under current accounting rules, assets of a rabbi trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses will be recorded in the Company's financial statements. The Company may terminate the Plan at any time.

NOTE 13. RELATED PARTIES

         During the first quarter of 1998, the Company completed negotiations with Trivest and Trivest II, affiliates of two major shareholders. Trivest, Trivest II, and the Company have certain common officers, directors, and shareholders. As a result of these new agreements and the termination of the employment agreements between the Company and the Chairman and Vice Chairman of the Board of Directors, management fees, expense allocations, and rent related payments paid to Trivest, and salaries and benefits paid to these two officers were restructured. During 1999, 1998, and 1997, the Company incurred costs related to these payments of approximately $1,150,000, $950,000, and $1.7 million respectively.

         Prior to January 1, 1998, Atlantis shared its Miami, FL office space with entities related to Trivest. Rent expense for this office space, as well as certain other non-direct general and administrative expenses, were allocated among Atlantis and these entities. Atlantis' share of these allocations is included in the incurred costs reflected in the paragraph above.

         During 2000, 1999 and 1998 certain members of the Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at prime and are due February 22, 2003, March 16, 2002 and February 13, 2001.

NOTE 14. COMMITMENTS AND CONTINGENCIES

         The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.

         Atlantis and its subsidiaries lease various office space, buildings, transportation, and production equipment with terms in excess of one year. Total expense under these agreements for the years ended December 31, 1999, 1998, and 1997 was approximately $1.0 million, $1.4 million, and $1.9 million, respectively.

         The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 1999, consisted of the following (in thousands):

                        YEAR                    AMOUNT
                        ----                    ------
                        2000                    $ 1,034
                        2001                        883
                        2002                        644
                        2003                        469
                        2004                        343
                        Thereafter                  799
                                                -------
                       TOTAL                    $ 4,172
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

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited consolidated quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:

                                                            (in thousands, except per share data)
                                        1ST QUARTER           2ND QUARTER          3RD QUARTER            4TH QUARTER
                                    -------------------   -------------------   -------------------    -------------------
                                      1999       1998       1999       1998       1999       1998        1999       1998
                                    --------   --------   --------   --------   --------   --------    --------   --------
NET SALES                           $ 58,973   $ 64,427   $ 65,052   $ 64,080   $ 65,104   $ 62,954    $ 64,926   $ 59,369
GROSS PROFIT                          12,414     11,289     13,222     11,153     12,386     11,005      12,090     12,316
INCOME FROM CONTINUING OPERATIONS      2,106      1,687      2,631      1,576      2,530      1,360       1,975      2,066
EXTRAORDINARY LOSS                        --         --         --         --         --       (390)         --         --
NET INCOME                             2,106      1,687      2,631      1,576      2,530        970       1,975      2,066
INCOME FROM CONTINUING
  OPERATIONS PER COMMON SHARE
    BASIC
    - CONTINUING OPERATIONS         $   0.28   $   0.23   $   0.35   $   0.21   $   0.33   $   0.18    $   0.27   $   0.28
    - NET INCOME                    $   0.28   $   0.23   $   0.35   $   0.21   $   0.33   $   0.13    $   0.27   $   0.28
DILUTED
    - CONTINUING OPERATIONS         $   0.27   $   0.22   $   0.33   $   0.20   $   0.32   $   0.17    $   0.25   $   0.27
    - NET INCOME                    $   0.27   $   0.22   $   0.33   $   0.20   $   0.32   $   0.12    $   0.25   $   0.27


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its independent auditors on accounting or financial disclosure.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)        DOCUMENTS FILED AS A PART OF THIS REPORT:
                                                                                                              PAGE
                                                                                                              ----
         (1)        Financial Statements:
                    Report of Independent Auditors....................................................         18
                    Report of Independent Accountants.................................................         19
                    Consolidated Income Statements....................................................         20
                    Consolidated Balance Sheets.......................................................         21
                    Consolidated Statements of Shareholders' Equity...................................         22
                    Consolidated Statements of Cash Flows.............................................         23
                    Notes to Consolidated Financial Statements........................................         24

         (2)       Financial Statement Schedules:
                   The following Financial Statement Schedule for the years ended December 31, 1997, 1998, and 1999 is submitted herewith:

                   Schedule II - Valuation and Qualifying Accounts....................................         38

                   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

         The information called for by Item 14(a) 3. Exhibit Listing, can be obtained free of charge by any Company Stockholder by writing to Paul Rudovsky, Executive Vice President, Finance and Administration, at the corporate headquarters office.

        (b)      REPORTS ON FORM 8-K

         During the fourth quarter of 1999, no reports on Form 8-K were filed by the Registrant.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantis Plastics, Inc.:

In connection with our audit of the Consolidated Financial Statements of Atlantis Plastics, Inc., as of December 31, 1997, and for the year ended December 31, 1997, which financial statements are included in this Annual Report on Form 10-K, we have also audited the financial statement schedule listed in
Item 14(A) 2 herein for the year ended December 31, 1997.

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

                                             Coopers & Lybrand L.L.P.


Atlanta, Georgia
February 11, 1998

 ATLANTIS PLASTICS, INC.
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 31,
 ($ in thousands)

                                                           BALANCE AT  CHARGED TO  CHARGED                 BALANCE
                                                            BEGINNING   COSTS AND  TO OTHER                AT END
 CLASSIFICATION                                              OF YEAR    EXPENSES   ACCOUNTS  DEDUCTIONS(a) OF YEAR
                                                              ------     ------     ------      ------     ------
1999
     Allowances reducing the assets in the balance sheet:
        Doubtful accounts receivable                          $  955     $  377     $   --      $  203     $1,129
        Reserve for sales allowances                             561        346         --         133        774
        Reserve for inventory obsolescence                       724        140         --         248        616
                                                              ------     ------     ------      ------     ------
           Total                                              $2,240     $  863     $   --      $  584     $2,519
                                                              ======     ======     ======      ======     ======
1998
     Allowances reducing the assets in the balance sheet:
        Doubtful accounts receivable                          $  896     $  257     $   --      $  198     $  955
        Reserve for sales allowances                             333        479         --         251        561
        Reserve for inventory obsolescence                       426        682         --         384        724
                                                              ------     ------     ------      ------     ------
           Total                                              $1,655     $1,418     $   --      $  833     $2,240
                                                              ======     ======     ======      ======     ======
1997
     Allowances reducing the assets in the balance sheet:
        Doubtful accounts receivable                          $  633     $  514     $   --      $  251     $  896
        Reserve for sales allowances                              91        508         --         266        333
        Reserve for inventory obsolescence                       418          8         --          --        426
                                                              ------     ------     ------      ------     ------
           Total                                              $1,142     $1,030     $   --      $  517     $1,655
                                                              ======     ======     ======      ======     ======

(a) Includes amounts written-off as uncollectable, allowances granted and obsolete inventory

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

    10.9 Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (10.9)(22)

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

    10.37 Eleventh Amendment to Heller Credit Agreement, dated as of November 3, 1997. (10.7) (16)

    10.38 Twelfth Amendment to Heller Credit Agreement, dated as of February 20, 1998. (10.40)(18)

    10.39 Thirteenth Amendment to Heller Credit Agreement, dated as of August 21, 1998. (10.1)(21)

    10.40 Fourteenth Amendment to Heller Credit Agreement, dated as of October 15, 1998. (10.2)(21)

    10.41 Fifteenth Amendment to Heller Credit Agreement, dated as of February 22, 1999. (10.41)(22)

    10.42 Sixteenth Amendment to Heller Credit Agreement, dated as of May 22, 1999. (10.1)(23)

    10.43 Seventeenth Amendment to Heller Credit Agreement, dated as of November 12, 1999. (10.9)(24)

    10.44 Amended Revolving Note, dated February 20, 1998, between the Registrant and Heller Financial, Inc. (10.41)(18)

    10.45 Amended Revolving Note, dated November 12, 1999, between the Registrant and Heller Financial, Inc. (10.10)(24)

    10.46 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (10.35)(8)

    10.47 * Employment Agreement, dated February 1, 1995, between the Registrant and Anthony F. Bova. (10.1)(9)

    10.48 * Amendment dated April 8, 1996 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova. (10.1)(13)

    10.49 * Amendment dated February 14, 1997 to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova. (10.1)(16)

    10.50 * Fourth Amendment, dated August 2, 1999, to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova. (10.1)(24)

    10.51 * Severance Amendment, dated August 2, 1999 between Registrant and Anthony F. Bova. (10.2)(24)

    10.52 * Employment Agreement, dated March 6, 1995, between the Registrant and Paul Rudovsky. (10.2)(9)

    10.53 * Amendment dated April 8, 1996 to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky. (10.2)(13)

    10.54 * Amendment dated February 14, 1997 to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky. (10.2)(16)

    10.55 * Third Amendment, dated August 2, 1999, to Employment Agreement dated March 6, 1995 between Registrant and Paul Rudovsky. (10.3)(24)

    10.56 * Severance Amendment, dated August 2, 1999 between Registrant and Paul Rudovsky. (10.4)(24)

    10.57 * Severance Amendment, dated August 2, 1999 between Registrant and Joseph J. Piccione. (10.5)(24)

    10.58 * Severance Amendment, dated August 2, 1999 between Registrant and Terry W. Lunt. (10.6)(24)

    10.59 * Severance Amendment, dated August 2, 1999 between Registrant and John A. Geary. (10.7)(24)

    10.60 * Severance Amendment, dated August 2, 1999 between Registrant and Gary A. Crutchfield. (10.8)(24)

    10.61 Master Security Agreement and Promissory Note between Cyanede Plastics, Inc. and General Electric Capital Corporation ("GECC") in the amount of $2,673,919, dated as of February 23, 1995. (10.4)(9)

    10.62 Corporate Guaranty of the Registrant of the obligations of Cyanede Plastics, Inc. to GECC, dated as of February 23, 1995. (10.5)(9)

    10.63 Master Security Agreement and Promissory Note between Pierce Plastics, Inc. and GECC in the amount of $221,790, dated as of February 23, 1995. (10.6)(9)

    10.64 Corporate Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to GECC, dated as of February 23, 1995. (10.7)(9)

    10.65 Master Security Agreement and Promissory Note between Atlantis Plastic Films, Inc. (as successor by merger to Linear Films, Inc.) and GECC in the amount of $900,000, dated as of February 23, 1995. (10.10)(9)

    10.66 Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $650,000, dated as of February 23, 1995. (10.11)(9)

    10.67 Corporate Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to GECC dated as of February 23, 1995. (10.12)(9)

    10.68 Loan and Security Agreement by the Among Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., Plastic Containers, Inc. and The CIT/Equipment Group Financing, Inc. ("CIT"), dated as of 4/13/95. (10.13)(9)

    10.69 First Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc., Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc., Plastic Containers, Inc. and CIT dated to be effective as of December 31, 1995. (10.47)(12)

    10.70 Second Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc., Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc. and CIT dated to be effective as of December 31, 1996. (10.51)(15)

    10.71 Promissory Note from Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., and Plastic Containers, Inc. to CIT in the amount of $15,000,000, dated as of April 13, 1995. (10.14)(9)

    10.72 Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to CIT, dated as of April 13, 1995. (10.15)(9)

    10.73 Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of May 19, 1995. (10.16)(10)

    10.74 First Amendment to National City Bank, Northeast, Credit Agreement, dated as of September 30, 1995. (10.3)(11)

    10.75 Second Amendment to National City Bank, Northeast, Credit Agreement, dated to be effective as of December 31, 1995. (10.52)(12)

    10.76 Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of January 30, 1997. (10.57)( 15)

    10.77 Third Amendment to National City Bank, Northeast, Credit Agreement, dated as of June 30, 1997. (10.7) (16)

    10.78 Commercial Installment Note from Pierce Plastics, Inc. to National City Bank of Indiana in the amount of $862,468.72, dated as of March 15, 2000.(25)

    10.79 Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to National City Bank of Indiana, dated as of March 15, 2000.
           (25)

    10.80 Consolidated Amendment No. 1 to Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of December 31, 1997. (10.66) (18)

    Demand Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $1,280,579.70, dated as of May 8, 1995. (10.18)(12)10.82

    21.1   Registrant's Subsidiaries(18)

    23.1 Consent of Ernst & Young LLP relating to the Company's Registration Statements on Form S-8 (No. 333-34197 and No. 333-63855)(25)

    23.2 Consent of Coopers & Lybrand L.L.P. relating to the Company's Registration Statements on Form S-8 (No. 333-34197 and No. 333-63855)
           (25)

    27.1   Financial Data Schedule (for SEC use only)

--------------------

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

   (22) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

   (23) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 1999.

   (24) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 1999.

   (25)    Filed herewith.


           (b)      REPORTS ON FORM 8-K

           During the fourth quarter of 1999, the Registrant filed no reports on Form 8-K.

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

                                             ATLANTIS PLASTICS, INC.

  Date: March 27 , 2000                      By: /s/ PAUL RUDOVSKY
                                                --------------------------------
                                                         PAUL RUDOVSKY
                                                   EXECUTIVE VICE PRESIDENT,
                                                   FINANCE AND ADMINISTRATION
                                                  (PRINCIPAL FINANCIAL OFFICER)


  Date: March 27, 2000                       By: /s/ SUSAN G. EDWARDS
                                                --------------------------------
                                                        SUSAN G. EDWARDS
                                                           CONTROLLER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         SIGNATURE                            TITLE                              DATE
         ---------                            -----                              ----
/s/ EARL W. POWELL                     Chairman of the Board                 March 27, 2000
-------------------------------
Earl W. Powell
                                    Director, Vice Chairman, and
/s/ PHILLIP T. GEORGE, M.D.      Chairman of the Executive Committee         March 27, 2000
-------------------------------
Phillip T. George, M.D.
                                         President and Chief
                                          Executive Officer
/s/ ANTHONY F. BOVA                 (Principal Executive Officer)            March 27, 2000
-------------------------------
Anthony F. Bova
                                      Executive Vice President
                                     Finance and Administration
/s/ PAUL RUDOVSKY                   (Principal Financial Officer)            March 27, 2000
-------------------------------
Paul Rudovsky

/s/ CHARLES D. MURPHY, III                    Director                       March 27, 2000
-------------------------------
Charles D. Murphy, III

/s/ CHESTER B. VANATTA                        Director                       March 27, 2000
-------------------------------
Chester B. Vanatta

/s/ LARRY D. HORNER                           Director                       March 27, 2000
-------------------------------
Larry D. Horner

/s/ CESAR ALVAREZ                             Director                       March 27, 2000
-------------------------------
Cesar Alvarez


                               INDEX TO EXHIBITS

   EXHIBIT            DESCRIPTION
   -------            -----------

    10.78 Commercial Installment Note from Pierce Plastics, Inc. to National City Bank of Indiana in the amount of $862,468.72, dated as of March 15, 2000.(25)

    10.79 Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to National City Bank of Indiana, dated as of March 15, 2000. (25)

    23.1 Consent of Ernst & Young LLP relating to the Company's Registration Statements on Form S-8 (No. 333-34197 and No. 333-63855)(25)

    23.2 Consent of Coopers & Lybrand L.L.P. relating to the Company's Registration Statements on Form S-8 (No. 333-34197 and No. 333-63855) (25)


    27.1       Financial Data Schedule (for SEC use only)