Form 10-Q
period 2000-03-31
ATLANTIS PLASTICS INC
filed 2000-05-15
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000
                                                 --------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487
                                                 ------

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                       FLORIDA                                                   06-1088270
                       -------                                                   ----------
  (State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

              1870 THE EXCHANGE, SUITE 200, ATLANTA, GEORGIA      30339
              -----------------------------------------------------------
               (Address of principal executive offices)        (Zip Code)

       (Registrant's telephone number, including Area Code) (800) 497-7659
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No_____.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                CLASS SHARES                   OUTSTANDING AT MARCH 31, 2000
                ------------                   -----------------------------

              A, $.10 par value                          4,861,366
              B, $.10 par value                          2,676,947

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              March 31, 2000 and December 31, 1999....................   1

              Condensed Consolidated Statements of Income for the
              three months ended March 31, 2000 and 1999..............   2

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2000 and 1999..............   3

              Notes to Consolidated Financial Statements..............   4

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations........   7


PART II. OTHER INFORMATION

          Item 1 - Legal Proceedings..................................  11

          Item 6 - Exhibits and Reports on Form 8-K...................  11


SIGNATURES............................................................  12

                             ATLANTIS PLASTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       March 31,    December 31,
                                                                          2000          1999
                                                                      -----------   ------------
                                                                      (Unaudited)     (Note A)
ASSETS

Cash and cash equivalents............................................       $2,062       $2,288
Accounts receivable, net.............................................       31,523       30,987
Inventories..........................................................       17,933       17,556
Other current assets.................................................        5,102        7,248
                                                                         ---------     --------
    Current assets...................................................       56,620       58,079

Property and equipment, net..........................................       66,150       65,580
Goodwill, net of accumulated amortization............................       45,590       45,957
Other assets.........................................................          938        1,050
                                                                         ---------     --------
    Total assets.....................................................     $169,298     $170,666
                                                                         =========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses................................      $19,615      $22,565
Current portion of long-term debt....................................       10,966       10,846
                                                                         ---------     --------
    Current liabilities..............................................       30,581       33,411

Long-term debt, less current portion.................................       80,995       80,888
Deferred income taxes................................................       10,280       10,258
Other liabilities....................................................            -           95
                                                                         ---------     --------
    Total liabilities................................................      121,856      124,652

Commitments and contingencies

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
    4,861,366 and 4,752,991 shares issued and outstanding in 2000
    and 1999.........................................................          486          475
  Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
    2,676,947 shares issued and outstanding in 2000 and 1999.........          268          268
  Additional paid-in capital.........................................       10,617       10,046
  Notes receivable from sale of Common Stock.........................       (1,502)      (1,410)
  Retained earnings..................................................       37,573       36,635
                                                                         ---------     --------
    Total shareholders' equity.......................................       47,442       46,014
    Total liabilities and shareholders' equity.......................     $169,298     $170,666
                                                                         =========     ========

    See accompanying notes to consolidated financial statements (unaudited).

                       ATLANTIS PLASTICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           Three Months Ended
                                                                               March 31,
                                                                           ------------------
                                                                           2000          1999
                                                                           ------------------

Net sales............................................................      $64,474      $58,973

Cost of sales........................................................       53,482       46,559
                                                                          --------     --------
                   GROSS PROFIT......................................       10,992       12,414

Selling, general and administrative expenses.........................        6,576        6,500
                                                                          --------     --------

                  OPERATING INCOME ..................................        4,416        5,914

Net interest expense.................................................       (2,506)      (2,315)
                                                                          --------     --------
                  INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX        1,910        3,599

Income tax  provision................................................         (851)      (1,493)

                  NET INCOME ........................................     $  1,059     $  2,106
                                                                          ========     ========

EARNINGS PER COMMON SHARE (BASIC)
                  Net income ........................................        $0.14        $0.28
                                                                          ========     ========

Weighted -average number of shares outstanding - Basic                       7,503        7,486

EARNINGS PER COMMON SHARE (DILUTED)
                  Net income ........................................        $0.14        $0.27
                                                                          ========     ========

Weighted-average number of shares outstanding - Diluted                      7,760        7,743

    See accompanying notes to consolidated financial statements (unaudited).

                             ATLANTIS PLASTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                        Three Months Ended
                                                                              March 31,
                                                                       ---------------------
                                                                          2000          1999
                                                                       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................  $1,059         $2,106
  Adjustments to reconcile net income to
    net cash provided by  operating activities:
    Depreciation.....................................................   2,237          2,049
    (Gain) on disposal of assets assets..............................     (13)             -
    Amortization of goodwill.........................................     396            393
    Loan fee and other amortization..................................     112             97
    Interest receivable from shareholder loans.......................     (32)           (21)
    Provision for impairment of long-lived assets....................       -              -
    Deferred income taxes............................................      22           (459)
    Changes in operating assets and liabilities, net                   (1,649)         1,400
                                                                       ------         ------
        Total adjustments............................................   1,073          3,459
                                                                       ------         ------
          Net cash  provided by  operating activities................   2,132          5,565
                                                                       ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................  (2,880)        (2,855)
  Proceeds from asset dispositions...................................      57              -
                                                                       ------         ------
          Net cash used in investing activities......................  (2,823)        (2,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements.......................     900              -
  Payments on long-term debt.........................................    (673)          (603)
  Payments on notes receivable from shareholders.....................     193             75
  Purchase of Common Stock...........................................    (146)             -
  Proceeds from exercise of stock options............................     191            357
                                                                       ------         ------
          Net cash provided by (used) in financing activities........     465           (171)
                                                                       ------         ------

Net (decrease) increase in cash and cash equivalents.................    (226)         2,539

Cash and cash equivalents at beginning of period.....................   2,288          2,879
                                                                       ------         ------

Cash and cash equivalents at end of period...........................  $2,062         $5,418
                                                                       ======         ======

    See accompanying notes to consolidated financial statements (unaudited).

                             ATLANTIS PLASTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Atlantis Plastics, Inc. annual report on Form 10-K for the year ended December 31, 1999.

NOTE B. INVENTORIES

Inventory consists of the following:

                                           MARCH 31            DECEMBER 31
                                             2000                 1999
                                           --------            -----------
                                                   IN THOUSANDS

              Raw Materials                 $  8,786             $  9,396
              Work in Process                    180                   83
              Finished Products                8,967                8,077
                                            --------             --------
                                            $ 17,933             $ 17,556
                                            ========             ========

NOTE C. SEGMENT INFORMATION

The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                                                                THREE MONTHS
                                                                            ENDED MARCH 31, 2000
                                                                                    SEGMENT
                                                      ------------------------------------------------------------------------
                                                      ATLANTIS             ATLANTIS
                                                      PLASTICS              MOLDED
                                                       FILMS               PLASTICS           CORPORATE           CONSOLIDATED
                                                       -----               --------           ---------           ------------
                                                                                   IN THOUSANDS

           Net Sales                                  $ 43,573            $ 20,901                  -               $ 64,474
           Operating Income                              2,271               2,145                  -                  4,416
           Identifiable Assets                         109,873              61,140            $(1,715)               169,298
           Capital Expenditures                          1,927                 839                114                  2,880
           Depreciation and
               Amortization                              1,160                 927                546                  2,633



                                                                                THREE MONTHS
                                                                           ENDED MARCH 31, 1999
                                                                                   SEGMENT
                                                      ------------------------------------------------------------------------
                                                      ATLANTIS             ATLANTIS
                                                      PLASTICS              MOLDED
                                                       FILMS               PLASTICS           CORPORATE           CONSOLIDATED
                                                       -----               --------           ---------           ------------
                                                                                   IN THOUSANDS

           Net Sales                                  $ 40,698            $ 18,275                  -               $ 58,973
           Operating Income                              4,678               1,236                  -                  5,914
           Identifiable Assets                         111,988              56,799            $(6,935)               161,852
           Capital Expenditures                          1,574                 618                663                  2,855
           Depreciation and
               Amortization                              1,162                 864                416                  2,442

NOTE D. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                 THREE MONTHS
                                                                ENDED MARCH 31
                                                            ---------------------
                                                            2000             1999
                                                            ----             ----

                            IN THOUSANDS, EXCEPT PER SHARE DATA

BASIC:
  Net income                                                $1,059            $2,106
  Weighted average shares outstanding                        7,503             7,486
                                                            ------            ------
BASIC EARNINGS PER SHARE                                    $ 0.14            $ 0.28
                                                            ======            ======
DILUTED:
  Net income                                                $1,059            $2,106

  Weighted average shares outstanding                        7,503             7,486
   Net effect of dilutive stock options-based on
      treasury stock method                                    257               257
                                                            ------            ------
                                                             7,760             7,743
                                                            ======            ======
DILUTED EARNINGS PER SHARE                                  $ 0.14            $ 0.27
                                                            ======            ======

         Excluded from the above calculations of diluted earnings per share
(EPS) are antidilutive options, which could potentially dilute EPS in the future. Antidilutive options for the three months ended March 31, 2000 and 1999 are 13,352 and 45,256.

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

         Selected income statement data for the quarterly periods ended March 31, 1999 through March 31, 2000 are as follows:

     ($ in millions)                       2000                                   1999
                                          -------           ---------------------------------------------
                                            Q1                  Q4           Q3           Q2           Q1
                                            --                  --           --           --           --
     NET SALES
     Plastic Films                          $43.6            $47.2        $44.7        $44.5        $40.7
     Molded Plastics                         20.9             17.7         20.4         20.6         18.3
                                            -----           ---------------------------------------------
     TOTAL                                  $64.5            $64.9        $65.1        $65.1        $59.0
                                            =====           =============================================

                             PERCENTAGE OF NET SALES

     GROSS PROFIT
     Plastic Films                            15%             17%           19%          21%          22%
     Molded Plastics                          21%             22%           19%          19%          18%
                                           ------            ----------------------------------------------
     TOTAL                                    17%             19%           19%          20%          21%
                                           ======            ==============================================

     OPERATING INCOME
     Plastic Films                             5%              9%           10%          11%          12%
     Molded Plastics                          10%             10%           10%           9%           7%
                                           ------            ----------------------------------------------
     TOTAL                                     7%              9%           10%          10%          10%
                                           ======            ==============================================
     NET INTEREST EXPENSE                    $2.5            $2.4          $2.2         $2.3         $2.3
                                           ======            ==============================================

RESULTS OF OPERATIONS

         The Company's 2000 first quarter sales of $64.5 million were $5.5 million above last year's sales for the same period. Atlantis Molded Plastics' net sales for the first three months of 2000 totaled $20.9 million, or 14% higher than last year's first quarter sales of $18.3 million due primarily to strong volume in the appliance sector and new business. First quarter 2000 Atlantis Plastic Film sales of $43.6 million were 7% above last year's sales for the same period, due to higher average selling prices resulting from increases in polyethylene resin prices. After a strong month of March 2000, sales volume in the films segment (measured in pounds) for the first quarter of 2000 was 6% below volume for the comparable year earlier period. In its Form 10-K for the year ended December 31, 1999, the Company had reported a decline in films volume of 9% for the first two months of 2000 compared with the first two months of 1999.

         The Company's first quarter gross profit margins decreased from 21% in 1999 to 17% in 2000. Atlantis Plastics Films gross profit margins decreased from 22% in 1999 to 15% in 2000 largely due to increased polyethylene resin prices and lower sales volume.

         Atlantis Molded Plastics first quarter gross margins increased from 18% in 1999 to 21% in 2000, primarily due to continued improvements in operational efficiencies, reduced scrap rates, and reduced overhead, as well as increased volume at the Company's injection molding plants.

         Selling, general, and administrative ("SG&A") expenses were $6.5 million for the first quarter of 1999 compared to $6.6 million for the same period this year. This increase is primarily attributable to increased depreciation associated with the Company's new distribution, accounting, and resource planning system installed to date in 9 of 13 locations.

         First quarter net interest expense of $2.5 million was 8% higher than $2.3 million incurred during the same period, 1999. This increase was a result of increased borrowing on the Company's revolving credit facility. Effective income tax rates differed from applicable statutory rates in both 2000 and 1999, primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 2000 totaled approximately $26.0 million (including cash and cash equivalents of $2.1 million), compared to $24.7 million (including cash and cash equivalents of $2.3 million) at December 31, 1999. At March 31, 2000, borrowings on the Company's $20 million revolving credit facility were $8 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $10.7 million. The present credit agreement was renewed effective May 12, 2000 at a principal amount of $25 million and expires November 12, 2000. Interest is computed using either LIBOR or prime-based rates plus a margin. The LIBOR and prime-based rates are determined by a formula based upon the Company's ratio of cash flow to net indebtedness. Had the renewed agreement been in effect on March 31, 2000, the LIBOR and prime rate margins would have been 2.25% and 0.50% respectively.

         The Company's new 120" five layer cast extrusion line presently is being assembled and tested in the Sapulpa, OK stretch film facility and its new coextrusion line for custom films is being manufactured. Atlantis expects to sign a lease in the second quarter of 2000 and start preparing its new West Coast facility for production.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         In the first three months of 2000, net cash provided by operating activities was approximately $2.1 million, compared to $5.6 million for the same period last year. Accounts receivable increased $536,000 during the first quarter of 2000 due to higher sales during the month of March 2000 compared to December 1999. Other current assets decreased by $2.1 million during the first quarter primarily due to payments received on resin rebates receivable outstanding at the end of 1999.

         Accounts payable and accrued expenses decreased $3.0 million in the first quarter of 2000 compared to an increase of $1.3 million in the first quarter of 1999. This decrease is primarily timing differences in payments of normal operating expenses and taxes.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first three months of both 2000 and 1999 consisted of capital expenditures totaling $2.9 million.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash provided by financing activities for the first three months of 2000 was $465,000, compared to cash used in financing activities of $171,000 during this period last year. Proceeds from the exercise of stock options equaled $191,000 during the first three months of 2000, compared to $357,000 during the same period in 1999. Common stock repurchases totaled $146,000 in 2000 compared with no repurchases during the 1st quarter, 1999. Net borrowings on the Company's revolving credit facility were $900,000 in the 1st quarter, 2000 compared with no borrowings in the first three months, 1999.

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

Part II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
------            -----------------
                  The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
------            --------------------------------

(a)      Exhibits

10.1     Eighteenth Amendment to Heller Credit Agreement, dated as of May 12,
         2000.

10.2 Fourth Amended Revolving Note, dated May 12, 2000, between the Registrant and Heller Financial, Inc.

10.3 *Registrants Deferred Compensation Plan, incorporated by reference and filed with the Registrant's Form S-8 filed April 5, 2000 (no. 333-34050)

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

                                       ATLANTIS PLASTICS, INC.



Date: May 15, 2000                     /S/ ANTHONY F. BOVA
                                       -------------------
                                       ANTHONY F. BOVA
                                       President and Chief Executive Officer

Date: May 15, 2000                     /S/ PAUL RUDOVSKY
                                       -----------------
                                       PAUL RUDOVSKY
                                       Executive Vice President, Finance and
                                          Administration

                                 EXHIBIT INDEX



EXHIBIT        DESCRIPTION
-------        -----------

10.1        Eighteenth Amendment to Heller Credit Agreement, dated as of May 12,
            2000.

10.2 Fourth Amended Revolving Note, dated May 12, 2000, between the Registrant and Heller Financial, Inc.

27.1        Financial Data Schedule