Form 10-Q
period 2000-06-30
ATLANTIS PLASTICS INC
filed 2000-07-27
CIK 811828

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

                  For the quarterly period ended June 30, 2000

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                  06-1088270
               -------                                  ----------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

           1870 The Exchange, Suite 200, Atlanta, Georgia     30339
          -------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class Shares                    Outstanding at June 30, 2000
                -------------                   ----------------------------

              A, $.10 par value                           4,846,846
              B, $.10 par value                           2,676,947

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999.............................1

            Condensed Consolidated Statements of Income for the
            three months and six months ended June 30, 2000 and 1999........2

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 1999.........................3

            Notes to Consolidated Financial Statements......................4

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations................7

Part II. Other Information

   Item 1 - Legal

Proceedings.................................................................10

   Item 4 - Submission of Matters to a Vote of Security-Holders.............10

   Item 6 - Exhibits and Reports on Form 8-K................................10

Signatures..................................................................11

                             ATLANTIS PLASTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               June 30,   December 31,
                                                                                 2000         1999
                                                                              ---------     ---------
                                                                             (Unaudited)    (Note A)
ASSETS

Cash and cash equivalents ................................................    $   1,126     $   2,288
Accounts receivable, net .................................................       30,954        30,987
Inventories ..............................................................       19,462        17,556
Other current assets .....................................................        6,337         7,248
                                                                              ---------     ---------
    Current assets .......................................................       57,879        58,079

Property and equipment, net ..............................................       69,061        65,580
Goodwill, net of accumulated amortization ................................       45,195        45,957
Other assets .............................................................          829         1,050
                                                                              ---------     ---------
    Total assets .........................................................    $ 172,964     $ 170,666
                                                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ....................................    $  19,600     $  22,565
Current portion of long-term debt ........................................       14,601        10,846
                                                                              ---------     ---------
    Current liabilities ..................................................       34,201        33,411

Long-term debt, less current portion .....................................       80,722        80,888
Deferred income taxes ....................................................       10,456        10,258
Other liabilities ........................................................           --            95
                                                                              ---------     ---------
    Total liabilities ....................................................      125,379       124,652

Commitments and contingencies ............................................           --            --

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
    4,846,846 and 4,752,991 shares issued and outstanding in 2000 and 1999          485           475
  Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
    2,676,947 shares issued and outstanding in 2000 and 1999 .............          268           268
  Additional paid-in capital .............................................       10,656        10,046
  Notes receivable from sale of Common Stock .............................       (1,552)       (1,410)
  Retained earnings ......................................................       37,728        36,635
                                                                              ---------     ---------
    Total shareholders' equity ...........................................       47,585        46,014
                                                                              ---------     ---------
    Total liabilities and shareholders' equity ...........................    $ 172,964     $ 170,666
                                                                              =========     =========

    See accompanying notes to consolidated financial statements (unaudited).

                             ATLANTIS PLASTICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except per share data)

                                                                              Three Months Ended          Six Months Ended
                                                                                   June 30,                   June 30,
                                                                           -----------------------     -----------------------
                                                                              2000          1999          2000          1999
                                                                           -----------------------     -----------------------
Net sales .............................................................    $  65,251     $  65,052     $ 129,725     $ 124,025

Cost of sales .........................................................       55,718        51,830       109,200        98,389
                                                                           ---------     ---------     ---------     ---------
                   Gross profit .......................................        9,533        13,222        20,525        25,636

Selling, general and administrative expenses ..........................        6,211         6,490        12,787        12,990
                                                                           ---------     ---------     ---------     ---------
                  Operating income ....................................        3,322         6,732         7,738        12,646

Net interest expense ..................................................       (2,546)       (2,285)       (5,052)       (4,600)
                                                                           ---------     ---------     ---------     ---------
                  Income from continuing operations before income taxes          776         4,447         2,686         8,046

Income tax  provision .................................................         (420)       (1,816)       (1,271)       (3,309)
                                                                           ---------     ---------     ---------     ---------
                  Net income ..........................................    $     356     $   2,631     $   1,415     $   4,737
                                                                           =========     =========     =========     =========
Earnings per Common Share (Basic)
                                                                           ---------     ---------     ---------     ---------
                  Net income ..........................................    $    0.05     $    0.35     $    0.19     $    0.63
                                                                           =========     =========     =========     =========

Weighted -average number of shares outstanding - Basic ................        7,520         7,585         7,511         7,536

Earnings per Common Share (Diluted)
                                                                           ---------     ---------     ---------     ---------
                  Net income ..........................................    $    0.05     $    0.33     $    0.18     $    0.61
                                                                           =========     =========     =========     =========

Weighted -average number of shares outstanding - Diluted ..............        7,621         7,897         7,691         7,821

    See accompanying notes to consolidated financial statements (unaudited).

                             ATLANTIS PLASTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                           -------------------
                                                                             2000        1999
                                                                           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................    $ 1,415     $ 4,737
                                                                           -------     -------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ......................................................      4,545       4,154
    (Gain) loss on disposal of assets .................................         (6)         19
    Amortization of goodwill ..........................................        791         786
    Loan fee and other amortization ...................................        258         218
    Interest receivable ...............................................        (67)        (43)
    Deferred income taxes .............................................        198        (388)
    Changes in operating assets and liabilities, net ..................     (3,917)     (1,662)
                                                                           -------     -------
        Total adjustments .............................................      1,802       3,084
                                                                           -------     -------
          Net cash  provided by  operating activities .................      3,217       7,821

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................     (8,087)     (7,050)
  Proceeds from asset dispositions ....................................         67          --
                                                                           -------     -------
          Net cash used in investing activities .......................     (8,020)     (7,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements ........................      4,900          --
  Payments on long-term debt ..........................................     (1,311)     (1,258)
  Payments on notes receivable from shareholders ......................        193          75
  Purchase of Common stock ............................................       (389)         --
  Proceeds from exercise of stock options .............................        248         168
                                                                           -------     -------
          Net cash provided by (used) in financing activities .........      3,641      (1,015)
                                                                           -------     -------
Net decrease in cash and cash equivalents .............................     (1,162)       (244)

Cash and cash equivalents at beginning of period ......................      2,288       2,879
                                                                           -------     -------
Cash and cash equivalents at end of period ............................    $ 1,126     $ 2,635
                                                                           =======     =======

    See accompanying notes to consolidated financial statements (unaudited).

                             ATLANTIS PLASTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Note B. Inventories

The components of inventory consist of the following:

                                                June 30           December 31
                                                 2000                1999
                                                -------             -------
                                                        In Thousands
               Raw Materials                    $11,065             $ 9,396
               Work in Process                      116                  76
               Finished Products                  8,281               8,084
                                                -------             -------
                                                $19,462             $17,556
                                                =======             =======

The increase in raw material inventory is principally associated with a four cent per pound price increase as well as additional resins purchased in the Plastic Films segment in preparation for the introduction of revised and improved film structures as well as an alternative resin required for production of certain films during high ambient heat conditions during the summer months. It is anticipated that these inventories will be reduced to lower levels by the end of the third quarter of 2000.

Note C. Segment Information

The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                                Six Months
                                           Ended June 30, 2000
                                                  Segment
                          -------------------------------------------------------
                           Atlantis      Atlantis
                           Plastics       Molded
                            Films        Plastics       Corporate    Consolidated
                          ---------      ---------      ---------    ------------
                                                 In Thousands
Net Sales                 $  89,507      $  40,218            --      $ 129,725
Operating Income              3,947          3,791            --          7,738
Identifiable Assets         109,528         60,108      $  3,328(1)     172,964
Capital Expenditures          5,967          1,726           394          8,087
Depreciation and
    Amortization              2,343          1,907         1,344          5,594

                                                Six Months
                                           Ended June 30, 1999
                                                  Segment
                          -------------------------------------------------------
                           Atlantis      Atlantis
                           Plastics       Molded
                            Films        Plastics       Corporate    Consolidated
                          ---------      ---------      ---------    ------------
                                                 In Thousands
Net Sales                 $ 85,215       $ 38,810            --       $124,025
Operating Income             9,570          3,076            --         12,646
Identifiable Assets        111,603         57,124      $ (5,509)(1)    163,218
Capital Expenditures         3,498          2,049         1,493          7,040
Depreciation and
    Amortization             2,306          1,785         1,067          5,158

(1) Corporate identifiable assets are primarily intercompany receivables.

Note D. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                      Three Months         Six Months
                                                      Ended June 30       Ended June 30
                                                      2000      1999      2000      1999
                                                     ------    ------    ------    ------
                                                     In thousands, except per share data
     Basic:
       Net income                                    $  356    $2,631    $1,415    $4,737
       Weighted average shares outstanding            7,520     7,585     7,511     7,536
                                                     ------    ------    ------    ------
     Basic earnings per share                        $ 0.05    $ 0.35    $ 0.19    $ 0.63
                                                     ======    ======    ======    ======
     Diluted:
       Net income                                    $  356    $2,631    $1,415    $4,737
       Weighted average shares outstanding            7,520     7,585     7,511     7,536

       Net effect of dilutive stock options-based
          on treasury stock method                      101       312       180       285
                                                     ------    ------    ------    ------
                                                      7,621     7,897     7,691     7,821
     Diluted earnings per share                      $ 0.05    $ 0.33    $ 0.18    $ 0.61
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

Atlantis Molded Plastics accounts for approximately 30% of the Company's net sales and employs two principal technologies, serving a wide variety of specific market segments, described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, building supplies, and agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts (profile extrusion) for both trim and functional application that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform to the current period presentation.

Selected income statement data for the quarterly periods ended March 31, 1999 through June 30, 2000 are as follows:

($ in millions)                2000                                  1999
                       --------------------      ----------------------------------------------
                          Q2           Q1           Q4           Q3           Q2          Q1
                       -------      -------      -------      -------      -------      -------
NET SALES
Plastic Films          $  45.9      $  43.6      $  47.2      $  44.7      $  44.5      $  40.7
Molded Plastics           19.4         20.9         17.7         20.4         20.6         18.3
                       -------      -------      -------      -------      -------      -------
TOTAL                  $  65.3      $  64.5      $  64.9      $  65.1      $  65.1      $  59.0
                       =======      =======      =======      =======      =======      =======
                                                Percentage of Net Sales
GROSS PROFIT
Plastic Films               13%          15%          17%          19%          21%          22%
Molded Plastics             18%          21%          22%          19%          19%          18%
                       -------      -------      -------      -------      -------      -------
TOTAL                       15%          17%          19%          19%          20%          21%
                       =======      =======      =======      =======      =======      =======

OPERATING INCOME
Plastic Films                4%           5%           9%          10%          11%          12%
Molded Plastics              9%          10%          10%          10%           9%           7%
                       -------      -------      -------      -------      -------      -------
TOTAL                        5%           7%           9%          10%          10%          10%
                       =======      =======      =======      =======      =======      =======
NET INTEREST EXPENSE   $   2.6      $   2.5      $   2.4      $   2.2      $   2.3      $   2.3
                       =======      =======      =======      =======      =======      =======

RESULTS OF OPERATIONS

     The Company's 2000 second quarter and year-to-date net sales were $65.3 million and $129.7 million compared with $65.1 million and $124.0 million for the same periods of 1999. Atlantis Plastic Films' volume (measured in pounds) for the second quarter was 4% below the second quarter of 1999 and the first six months volume for 2000 was 5% below the comparable period of 1999. First half net sales for Atlantis Plastic films were 5% above 1999 due to higher average selling prices resulting from increases in polyethylene resin prices. Atlantis Molded Products' net sales for the second quarter and first half of 2000 were $19.3 million and $40.2 million, compared with $20.5 million and $38.8 million respectively.

     Atlantis' second quarter and year-to-date gross margins equaled 15% and 16% respectively compared with 20% and 21% for the comparable periods of 1999. Plastic Films accounted for most of the decline, with gross margins in the second quarter and year-to-date periods of 2000 of 13% and 14% respectively, compared to 21% and 22% for the same periods of 1999. The declines were largely due to increased polyethylene resin prices and lower sales volumes. Molded Plastics' second quarter and year-to-date gross margins of 18% and 19% were similar to 1999 levels of 19% and 18% for comparable periods. The molded products 1999 improvements in operational efficiencies, reduced scrap rates, and reduced overhead were sustained through the first six months of this year.

         Selling, general, and administrative ("SG&A") expenses for the second quarter of 2000 were $6.2 million compared with $6.5 million in 1999. For the first half, SG&A expense was $12.8 million compared to $13.0 million for 1999. For both the second quarter and first half, the year to year decline reflects reduced accruals for incentive compensation programs.

         Second quarter and year-to-date net interest expense of $2.5 million and $5.1 million respectively were higher than comparable levels in 1999 by approximately 11% and 10%. These increases were a result of increased borrowing on the Company's revolving credit facility. Effective income tax rates differed from applicable statutory rates in both 2000 and 1999, primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 2000 totaled $23.7 million (including cash and cash equivalents of $1.1 million), compared to $24.7 million (including cash and cash equivalents of $2.3 million) at December 31, 1999. At June 30, 2000, borrowings on the Company's $25 million revolving credit facility were $12 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $11.7 million. The present credit agreement was renewed effective May 12, 2000 and expires November 12, 2000. Interest is computed using LIBOR or prime-based rates plus a margin. The LIBOR and prime-based rates are determined by a formula based upon the Company's ratio of cash flow to net indebtedness. At June 30, 2000 these rates were 8.86% and 10%, respectively.

          The Company's new 120 inch five layer cast extrusion line presently is being tested in the Sapulpa, OK stretch film facility and a new coextrusion line for custom films is on order with delivery expected September 2000. Atlantis signed a 10 year lease in May 2000 and presently is outfitting the Fontana, CA stretch film facility with production expected to commence in the fourth quarter of 2000.

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

Cash Flows from Operating Activities

         In the first six months of 2000, net cash provided by operating activities was approximately $3.3 million, compared to $7.8 million for the same period last year. Net income through June 2000 was $1.4 million compared to $4.7 million through June 1999. During the first half of 2000 accounts receivable decreased by $33,000 compared to an increase of $2.4 million for the same period of 1999. Inventories increased by approximately $1.9 million during the first six months of 2000 compared to $1.5 million in 1999. The year 2000 increase is principally associated with a four cent per pound price increase as well as additional resins purchased in the Plastic Films segment in preparation for the introduction of revised and improved film structures as well as an alternative resin required for production of certain films during high ambient heat conditions during the summer months.

         Accounts payable and accrued expenses decreased $3.0 million during the first half of 2000 compared to an increase of $770,000 during the same period of 1999. This decrease is primarily timing differences in payments of normal operating expenses and taxes.

Cash Flows from Investing Activities

         Net cash used in investing activities during the first six months of 2000 consisted of capital expenditures (net of dispositions) totaling $8.1 million, compared to capital expenditures (net of dispositions) of $7.1 million for the same period last year.

Cash Flows from Financing Activities

         Net cash provided by financing activities for the first six months of 2000 was $3.6 million, compared to $1.0 million cash used during this period last year. Net borrowings under the revolving credit agreement equaled $4.9 million during the first half of 2000 compared to none in 1999. Proceeds from the exercise of stock options were $248,000 during the first six months of 2000, and $168,000 during the same period, 1999. During the first half of 2000, $389,000 was used to repurchase the Company's Common stock. There were no repurchases in the comparable period, 1999.

Forward Looking Statements

         This Form 10-Q contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with financial covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the ability to obtain additional financing, the Company's ability to meet obligations as they become due, the impact of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, the impact of leverage, dependence on major customers, fluctuating demand for the Company's products, risks in product and technology development, fluctuating resin prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations.

Part II.      Other Information

Item 1.       Legal Proceedings.
              The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 4.       Submission of Matters to a Vote of Security-Holders

(a)           The Registrant held its Annual Meeting of Shareholders on June 13,
              2000.
(b)           Not Required
(c) The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows:

                                         Election of Directors
                                         ---------------------
                     Name                          For                Withheld
                     ----                          ---                --------

              CLASS A
              -------
              Charles D. Murphy, III            4,445,351               1,165
              Chester B. Vanatta                4,445,351               1,165

              CLASS B
              -------
              Cesar L. Alvarez                  2,676,947                -0-
              Anthony F. Bova                   2,676,947                -0-
              Phillip T. George, M.D.           2,676,947                -0-
              Larry D. Horner                   2,676,947                -0-
              Earl W. Powell                    2,676,947                -0-
              Paul Rudovsky                     2,676,947                -0-

(d)           Not applicable

Item 6.       Exhibits and Reports on Form 8-K.

(a)           Exhibits

10.1 Second Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, dated as of May 17, 2000

10.2 Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000

10.3 Guaranty of Lease by Registrant of the obligations of Atlantis Plastics Films, dated as of March 8, 2000

27.1          Financial Data Schedule

-------------------

(b)      Reports on Form 8-K:

         During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ATLANTIS PLASTICS, INC.

Date: July 27, 2000                    /s/ Anthony F. Bova
                                       -------------------
                                       ANTHONY F. BOVA
                                       President and Chief Executive Officer


Date: July 27, 2000                    /s/ Paul Rudovsky
                                       -----------------
                                       PAUL RUDOVSKY
                                       Executive Vice President, Finance and
                                         Administration

                                 EXHIBIT INDEX

EXHIBIT NO.             EXHIBIT DESCRIPTION
-----------             -------------------

   10.1 Second Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, dated as of May 17, 2000

   10.2 Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000

   10.3 Guaranty of Lease by Registrant of the obligations of Atlantis Plastics Films, dated as of March 8, 2000

   27.1       Financial Data Schedule