Form 10-Q
period 2000-09-30
ATLANTIS PLASTICS INC
filed 2000-11-14
CIK 811828

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

                For the quarterly period ended September 30, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                    FLORIDA                             06-1088270
                    -------                             ----------
       (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation or organization)

          1870 The Exchange, Suite 200, Atlanta, Georgia           30339
          --------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

       (Registrant's telephone number, including Area Code) (800) 497-7659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class Shares             Outstanding at September 30, 2000
                ------------             ---------------------------------

              A, $.10 par value                      4,846,846
              B, $.10 par value                      2,676,947

                             ATLANTIS PLASTICS, INC.
                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I. Financial Information

   Item 1. Condensed Consolidated Financial Statements (Unaudited)

           Balance Sheets as of September 30, 2000 and December 31, 1999.......1

           Statements of Operations for the three months and the
           nine months ended September 30, 2000 and 1999.......................2

           Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999.........................................3

           Notes to Financial Statements.......................................4

   Item 2. Management's Discussion and Analysis
           of  Financial Condition and Results of Operations...................7


Part II. Other Information

   Item 1 - Legal Proceedings.................................................11

   Item 6 - Exhibits and Reports on Form 8-K..................................11


Signatures....................................................................12

                             ATLANTIS PLASTICS, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                  September 30,       December 31,
                                                                                      2000                1999
                                                                                 ------------------  ----------------
                                                                                   (Unaudited)
ASSETS

Cash and cash equivalents.......................................................            $1,623            $2,288
Accounts receivable, net........................................................            31,496            30,987
Inventories.....................................................................            18,101            17,556
Other current assets............................................................             5,939             7,248
                                                                                 ------------------  ----------------
    Current assets..............................................................            57,159            58,079

Property and equipment, net.....................................................            69,755            65,580
Goodwill, net of accumulated amortization.......................................            44,803            45,957
Other assets....................................................................               688             1,050
                                                                                 ------------------  ----------------
    Total assets................................................................          $172,405          $170,666
                                                                                 ==================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses...........................................           $19,610           $22,565
Current portion of long-term debt...............................................            15,605            10,846
                                                                                 ------------------  ----------------
    Current liabilities.........................................................            35,215            33,411

Long-term debt, less current portion............................................            80,086            80,888
Deferred income taxes...........................................................            10,230            10,258
Other liabilities...............................................................                --                95
                                                                                 ------------------  ----------------
    Total liabilities...........................................................           125,531           124,652

Commitments and contingencies                                                                   --                --

Shareholders' equity:
  Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
    4,846,846 and 4,752,991 shares issued and outstanding in 2000 and 1999......               485               475
  Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
    2,676,947 shares issued and outstanding in 2000 and 1999....................               268               268
  Additional paid-in capital....................................................            10,661            10,046
  Notes receivable from sale of Common Stock....................................            (1,588)           (1,410)
  Retained earnings.............................................................            37,048            36,635
                                                                                 ------------------  ----------------
    Total shareholders' equity..................................................            46,874            46,014
                                                                                 ------------------  ----------------
    Total liabilities and shareholders' equity..................................          $172,405          $170,666
                                                                                 ==================  ================


           See accompanying notes to financial statements (unaudited)

                             ATLANTIS PLASTICS, INC.
                            STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except per share data)

                                                                                       Three Months Ended          Nine Months Ended
                                                                                          September 30,              September 30,
                                                                                      ----------------------  ----------------------
                                                                                      2000         1999        2000        1999
                                                                                      ----------------------  ----------------------
Net sales.........................................................................     $63,206      $65,104    $192,931    $189,129

Cost of sales.....................................................................      55,288       52,718     164,488     151,107
                                                                                      ---------   ----------  ----------  ----------
         Gross profit.............................................................       7,918       12,386      28,443      38,022

Selling, general and administrative expenses......................................       6,245        5,936      19,032      18,926
                                                                                      ---------   ----------  ----------  ----------

         Operating income.........................................................       1,673        6,450       9,411      19,096

Net interest expense..............................................................      (2,567)      (2,200)     (7,619)     (6,800)
                                                                                      ---------   ----------  ----------  ----------
         (Loss) income from continuing operations before income taxes.............        (894)       4,250       1,792      12,296

Income tax  benefit (provision)...................................................         213       (1,720)     (1,058)     (5,029)

                                                                                      ---------   ----------  ----------  ----------
         Net income (loss) .......................................................       ($681)      $2,530        $734      $7,267
                                                                                      =========   ==========  ==========  ==========

Earnings per Common Share (Basic)

         Net income (loss)........................................................      ($0.09)       $0.33       $0.10       $0.96
                                                                                      =========   ==========  ==========  ==========

Weighted-average number of shares outstanding - Basic                                    7,524        7,591       7,515       7,555
                                                                                      =========   ==========  ==========  ==========

Earnings per Common Share (Diluted)

         Net income (loss)........................................................      ($0.09)       $0.32       $0.10       $0.92
                                                                                      =========   ==========  ==========  ==========

Weighted-average number of shares outstanding - Diluted                                  7,524        7,976       7,645       7,872
                                                                                      =========   ==========  ==========  ==========


    See accompanying notes to consolidated financial statements (unaudited).

                             ATLANTIS PLASTICS, INC.
                            STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      -----------------------------
                                                                                          2000            1999
                                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................              $734          $7,267
                                                                                      -------------   -------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation................................................................             6,883           6,312
    (Gain) loss on disposal of assets...........................................                32              48
    Amortization of goodwill....................................................             1,187           1,179
    Loan fee and other amortization.............................................               360             322
    Interest receivable.........................................................              (103)            (71)
    Deferred income taxes.......................................................               (28)           (238)
    Changes in operating assets and liabilities, net............................            (2,649)         (2,307)
                                                                                      -------------   -------------
        Total adjustments.......................................................             5,682           5,245
                                                                                      -------------   -------------
          Net cash  provided by  operating activities...........................             6,416          12,512

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................           (11,159)        (10,144)
  Proceeds from asset dispositions..............................................                69              --
                                                                                      -------------   -------------
          Net cash used in investing activities.................................           (11,090)        (10,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements..................................             5,900              --
  Payments on long-term debt....................................................            (1,943)         (1,892)
  Payments on notes receivable from shareholders................................               193              75
  Purchase of Common stock......................................................              (389)             --
  Proceeds from exercise of stock options.......................................               248             202
                                                                                      -------------   -------------
          Net cash provided by (used) in financing activities...................             4,009          (1,615)
                                                                                      -------------   -------------

Net (decrease) increase in cash and cash equivalents............................              (665)            753

Cash and cash equivalents at beginning of period................................             2,288           2,879
                                                                                      -------------   -------------
Cash and cash equivalents at end of period......................................            $1,623          $3,632
                                                                                      =============   =============


           See accompanying notes to financial statements (unaudited).

                             ATLANTIS PLASTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

Note A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Note B. Inventories

The components of inventory consist of the following:

                                         September 30          December 31
                                             2000                 1999
                                         ---------------------------------
                                                    In Thousands
            Raw Materials                  $  9,042             $  9,396
            Work in Process                     170                   76
            Finished Products                 8,889                8,084
                                           --------             --------
                                           $ 18,101             $ 17,556
                                           ========             ========

Note C. Segment Information

The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                                                              Nine Months
                                                                       Ended September 30, 2000
                                                -------------------------------------------------------------------------
                                                Atlantis             Atlantis
                                                Plastics              Molded
                                                 Films               Plastics           Corporate           Consolidated
                                                 -----               --------           ---------           ------------
                                                                             In Thousands
           Net Sales                             $ 134,018            $ 58,913               --                $192,931
           Operating Income                          4,566               4,845               --                   9,411
           Identifiable Assets                     108,720              61,116          $ 2,569 (1)             172,405
           Capital Expenditures                      7,838               2,734              587                  11,159
           Depreciation and
               Amortization                          3,543               2,865            2,022                   8,430


                                                                              Nine Months
                                                                       Ended September 30, 1999
                                                -------------------------------------------------------------------------
                                                Atlantis             Atlantis
                                                Plastics              Molded
                                                 Films               Plastics           Corporate           Consolidated
                                                 -----               --------           ---------           ------------
                                                                             In Thousands
           Net Sales                             $ 129,908            $ 59,221               --                $189,129
           Operating Income                         14,135               4,961               --                  19,096
           Identifiable Assets                     117,037              58,741         $ (7,462) (1)            168,316
           Capital Expenditures                      5,446               2,596            2,102                  10,144
           Depreciation and
               Amortization                          3,421               2,677            1,715                   7,813

(1) Corporate identifiable assets are primarily intercompany receivables.

Note D. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                  Three Months                          Nine Months
                                                               Ended September 30                    Ended September 30
                                                              2000            1999                  2000           1999
                                                         --------------     ------------        ------------   ------------
                                                                          In thousands, except per share data
     Basic:
       Net (loss) income                                     $  (681)           $2,530             $  734         $7,267
       Weighted average shares outstanding                     7,524             7,591              7,515          7,555
     Basic (loss) earnings per share                         $ (0.09)           $ 0.33             $ 0.10         $ 0.96
                                                             =======            ======             ======         ======

     Diluted:
       Net (loss) income                                     $  (681)           $2,530             $  734         $7,267
       Weighted average shares outstanding                     7,524             7,591              7,515          7,555

       Net effect of dilutive stock options-based
          on treasury stock method                                --               385                130            317
                                                             -------            ------             ------         ------
                                                               7,524             7,976              7,645          7,872

     Diluted (loss) earnings per share                       $ (0.09)           $ 0.32             $ 0.10         $ 0.92
                                                             =======            ======             ======         ======

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

Selected income statement data for the quarterly periods ended March 31, 1999 through September 30, 2000 are as follows:

($ in millions)                               2000                                               1999
                              --------------------------------------      ----------------------------------------------------
                                 Q3            Q2            Q1              Q4            Q3            Q2             Q1
                              ---------     ---------     ----------      ---------     ---------     ----------     ---------
NET SALES
Plastic Films                    $44.5         $45.9          $43.6          $47.2         $44.7          $44.5         $40.7
Molded Plastics                   18.7          19.4           20.9           17.7          20.4           20.5          18.3
                              ---------     ---------     ----------      ---------     ---------     ----------     ---------
TOTAL                            $63.2         $65.3          $64.5          $64.9         $65.1          $65.0         $59.0
                              =========     =========     ==========      =========     =========     ==========     =========

                                                                  Percentage of Net Sales

GROSS PROFIT
Plastic Films                      11%           13%            15%            17%           19%            21%           22%
Molded Plastics                    16%           18%            21%            22%           19%            19%           18%
                              ---------     ---------     ----------      ---------     ---------     ----------     ---------
TOTAL                              13%           15%            17%            19%           19%            20%           21%
                              =========     =========     ==========      =========     =========     ==========     =========

OPERATING INCOME
Plastic Films                       1%            4%             5%             9%           10%            11%           12%
Molded Plastics                     6%            9%            10%            10%           10%             9%            7%
                              ---------     ---------     ----------      ---------     ---------     ----------     ---------
TOTAL                               3%            5%             7%             9%           10%            10%           10%
                              =========     =========     ==========      =========     =========     ==========     =========

NET INTEREST EXPENSE             $ 2.6         $ 2.6          $ 2.5          $ 2.4         $ 2.2          $ 2.3         $ 2.3
                              =========     =========     ==========      =========     =========     ==========     =========

RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 2000 and the nine month period ended September 30, 2000 were $63.2 million and $192.9 million compared with $65.1 million and $189.1 million for the same periods of 1999. Atlantis Plastic Films' volume (measured in pounds) for the third quarter was 3% below the third quarter of 1999 due primarily to reductions in customer inventory levels in both stretch and custom film products. Plastic films volume (measured in pounds) for the nine months ended September 30, 2000 reflected a decline of 4% from 1999 levels. Net sales for the nine months ended September 30, 2000 for Atlantis Plastic films were 3% above 1999 due to higher average selling prices resulting from increases in polyethylene resin prices. Sales volume in Atlantis' Molded products segment declined 8% for the three month period ended September 30, 2000 compared to the third quarter of 1999 due primarily to continued weakness in the home building and durable goods sectors. Molded products net sales for the three month and nine month periods ended September 30, 2000 were $18.7 million and $59.0 million, compared with $20.4 million and $59.2 million for the same periods in 1999.

     Atlantis' third quarter and year-to-date gross margins were 13% and 15%, respectively compared with 19% and 20% for the comparable periods of 1999. Plastic Films' gross margins for the quarter ended September 30, 2000 and year-to-date were 11% and 13% compared with 19% and 21% for the same periods of 1999. The declines were largely due to increased polyethylene resin prices and lower sales volumes. Molded products 2000 third quarter gross margin of 16% declined from the third quarter 1999 gross margin of 19% due primarily to continued weakness in the durable goods sectors. Year-to-date gross margins in the Molded products segment were 19% for both years. Improvements in operational efficiencies, reduced scrap rates, and reduced overhead made in 1999 were sustained through 2000.

         Selling, general, and administrative ("SG&A") expenses for the third quarter of 2000 were $6.2 million compared with $5.9 million in 1999. During the quarter ended September 30, 1999, Atlantis' SG&A expense was favorably impacted by reductions in workers compensation costs as a result of improved safety experience and favorable settlement of a potential claim. For the first nine months, SG&A expense was $ 19.0 million compared with $18.9 million for 1999.

          Net interest expense for the quarter and the nine month period ended September 30, 2000 were $2.6 million and $7.6 million, respectively, which were higher than comparable levels in 1999 by approximately 17% and 12%. These increases were a result of increased borrowing on the Company's revolving credit facility. Effective income tax rates differed from applicable statutory rates in both 2000 and 1999, primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 2000 totaled $21.9 million (including cash and cash equivalents of $1.6 million), compared to $24.7 million (including cash and cash equivalents of $2.3 million) at December 31, 1999. At September 30, 2000, borrowings on the Company's $30 million revolving credit facility were $13 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $15.7 million. The present credit agreement was renewed September 30, 2000 at a principal amount of $30 million and expires November 12, 2001. Interest is computed using LIBOR or prime-based rates plus a margin. The LIBOR and prime-based rates are determined by a formula based upon the Company's ratio of cash flow to net indebtedness. At September 30, 2000 the borrowing rates were 9% and 10%, respectively.

          The Company's new 120 inch five layer cast extrusion line in the Sapulpa, OK stretch film facility went into production during the third quarter and a new coextrusion line for custom films is on order with delivery expected in the fourth quarter 2000. Atlantis is presently outfitting the Fontana, CA stretch film facility with production expected to commence by the end of the year.

         The Company's principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures (see above). The Company expects to fund the above capital expenditure requirements as well as its short and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under its revolving credit facility. In March 2000 Atlantis announced that it was exploring alternatives which would allow it to refinance its long term debt including its 11% Senior Notes due February 2003.

Cash Flows from Operating Activities

         For the nine months ended September 30, 2000, net cash provided by operating activities was approximately $6.4 million, compared to $12.5 million for the same period last year. Net income for the nine months ended September 30, 2000 was $0.7 million compared to $7.3 million for the nine months ended September 30, 1999. Accounts receivable increased by $0.5 million during the nine months ended September 30, 2000 compared to an increase of $6.3 million for the same period last year. Inventories increased by approximately $0.5 million during the first nine months of 2000 compared to $2.3 million for the same period last year. Both the 2000 increases in accounts receivable and inventories are primarily the result of higher polyethylene resin prices.

         Accounts payable and accrued expenses decreased $3.0 million during the first nine months of 2000 compared to an increase of $3.8 million during the same period of 1999. This decrease is primarily timing differences in payments of normal operating expenses and taxes and reduced accruals for incentive compensation programs.

Cash Flows from Investing Activities

         Net cash used in investing activities during the first nine months of 2000 consisted of capital expenditures (net of dispositions) totaling $11.1 million, compared to capital expenditures (net of dispositions) of $10.1 million for the same period last year.

Cash Flows from Financing Activities

         Net cash provided by financing activities for the first nine months of 2000 was $4.0 million, compared to $1.6 million cash used during the same period last year. Net borrowings under the revolving credit agreement equaled $5.9 million during the first nine of 2000 compared to none in 1999. Proceeds from the exercise of stock options were $248,000 during the first nine months of 2000, and $202,000 during the same period of 1999. During the first nine months of 2000, $389,000 was used to repurchase the Company's Common stock. There were no repurchases in the comparable period for 1999.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.1 Commercial Installment Note from Pierce Plastics, Inc. to National City Bank of Indiana in the amount of $826,557.52, dated as of August 15, 2000.

10.2 * Separation Agreement, dated July 18, 2000, between Registrant and Paul Rudovsky.

10.3 Nineteenth Amendment to Heller Credit Agreement, dated as of October 31, 2000.

10.4 Amended Revolving Note, dated October 31, 2000, between the Registrant and Heller Financial, Inc.

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




                                       ATLANTIS PLASTICS, INC.



Date: November 14, 2000                /s/ Anthony F. Bova
                                       -------------------
                                       ANTHONY F. BOVA
                                       President and Chief Executive Officer



Date: November 14, 2000                /s/ Susan G. Edwards
                                       --------------------
                                       SUSAN G. EDWARDS
                                       Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

   10.1 Commercial Installment Note from Pierce Plastics, Inc. to National City Bank of Indiana in the amount of $826,557.52, dated as of August 15, 2000.

   10.2  *        Separation Agreement, dated July 18, 2000, between Registrant and Paul Rudovsky.

   10.3 Nineteenth Amendment to Heller Credit Agreement, dated as of October 31, 2000.

   10.4 Amended Revolving Note, dated October 31, 2000, between the Registrant and Heller Financial, Inc.

   27.1           Financial Data Schedule