Form 10-K405
period 2000-12-31
ATLANTIS PLASTICS INC
filed 2001-04-02
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                          Commission file number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                    Florida                                 06-1088270
 --------------------------------------------         ---------------------
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                Identification No.)

1870 The Exchange, Suite 200, Atlanta, Georgia                 30339
- ----------------------------------------------        ---------------------
   (Address of principal executive offices)                  (Zip Code)

       (Registrant's telephone number, including area code) (800) 497-7659

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
        Title of each class                          on which registered
        -------------------                         ---------------------
       Class A Common Stock,                       American Stock Exchange
     $.10 par value per share                      Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant as of January 31, 2001, was approximately $17,873,181 based on a $5.04 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of January 31, 2001 were 4,856,846 and 2,676,947, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document have been incorporated by reference into the parts indicated: The registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                        Exhibit index located on page 43

                             ATLANTIS PLASTICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                                     Part I

Item 1.    Business...............................................................................     3

Item 2.    Properties.............................................................................    10

Item 3.    Legal Proceedings......................................................................    10

Item 4.    Submission of Matters to a Vote of Security Holders....................................    10

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................    11

Item 6.    Selected Financial Data................................................................    12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..    13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................    16

Item 8.    Financial Statements and Supplementary Data............................................    17

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    34

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.....................................    34

Item 11.   Executive Compensation.................................................................    34

Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................    34

Item 13.   Certain Relationships and Related Transactions.........................................    34

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................    34

Signatures........................................................................................    42

                                     PART I

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in press releases, annual or quarterly reports to shareholders, filings with the Securities Exchange Commission, presentations or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

         Forward-looking statements may include, but are not limited to, projections of net sales, income or losses, or capital expenditures; plans for future operations; financing needs or plans; compliance with financial covenants in loan agreements; plans for liquidation or sale of assets or businesses; plans relating to products or services of the Company; assessments of materiality; predictions of future events; the ability to obtain additional financing; the Company's ability to meet obligations as they become due; the impact of pending and possible litigation; as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, the impact of leverage, dependence on major customers, fluctuating demand for the Company's products, risks in product and technology development, fluctuating resin prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations.

         Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including, Item 1, "Business Factors That May Affect Future Results," describe factors, among others, that could contribute to or cause such differences.

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

ITEM 1. BUSINESS

Overview

         Atlantis Plastics, Inc. ("Atlantis" or the "Company") is a leading U.S. plastics manufacturer consisting of two operating segments: (i) Atlantis Plastic Films, which produces polyethylene stretch and custom films used in a variety of industrial and consumer applications, and (ii) Atlantis Molded Plastics, which produces molded plastic products for a variety of applications, including products and components for the appliance, automotive, building supply, and recreational vehicle industries.

         Atlantis Plastic Films, which accounted for approximately 70% of the Company's net sales in 2000, produces (i) stretch films, which are multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage; (ii) custom film products, such as high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets; and (iii) institutional products such as aprons, gloves, and tablecloths that are converted from polyethylene films.

         Atlantis Molded Plastics, which accounted for approximately 30% of the Company's net sales in 2000, consists of two principal technologies serving a variety of specific market segments described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

Recent Developments

       In November 2000, Atlantis acquired Extrusion Masters, Inc., a custom extruder of thermoplastic parts ("EMI"), for approximately $4.8 million. See
Note 2 to the Company's Consolidated Financial Statements.

       During 2000, the Company began construction on a new West Coast facility for the manufacture of stretch film in Fontana, California, which the Company believes will widen its geographic coverage and enhance production efficiencies by lowering freight costs and shortening delivery times. The new facility began manufacturing film in March 2001. In addition, the Company installed a new five-layer, 120-inch wide cast coextrusion line at the Company's stretch film facility in Sapulpa, Oklahoma, which will provide additional capacity. The Company also installed a new seven-layer coextrusion line at the custom film facility in Mankato, Minnesota, which commenced production in March 2001. During the fourth quarter of 2000, the Company introduced a "cedar shake" panel that complements the "half round" accent panel to form the new "Cedarway" siding product line.

Strategy

       The principal elements of the Company's strategy include (1) increasing the Stretch Film division's production capacity and market share in the western United States, (2) continuing to increase the coextrusion mix within the Custom Films division, (3) improving the results of the Injection Molding division through increased volume and production efficiencies, and (4) expanding the range of proprietary products offered by the Profile Extrusion division.

       The Company's business plans and goals for 2001 will emphasize the following elements:

       Stretch Film. With the establishment of the new stretch film facility in Fontana, California and the installation of the five-layer cast coextrusion line in Sapulpa, Oklahoma, the effective capacity of the Stretch Films division has increased by approximately 11%. The division will focus on increasing its market share in the western United States through reductions in shipping times and costs and improvements in customer service.

       Custom Film and Institutional Products. With the expanded capacity and manufacturing capabilities in coextrusion film, the Custom Film division is focusing its marketing and technical resources on the converter, banner, and masking film markets, which utilize value-added coextrusion film and offer higher gross margin opportunities. The Company expects expanded product offerings in these targeted areas with new film structures to open additional opportunities for growth and gross margin enhancement. The Institutional Products division will focus on increased penetration of the primary institutional product markets through expanded product offerings and reductions in manufacturing costs as a result of continued automation.

       Injection Molding. The Company's Injection Molding division will continue to focus on productivity improvements through increased utilization of robotics, waste reduction efforts, development of new product programs with key customers, and expanding market penetration within the building products segment.

       Profile Extrusion. With the acquisition of the EMI in November 2000, the Company's Extrusion business unit will focus on the integration of the acquired facility, process improvement, and volume growth in both custom and proprietary segments.

Products

       Stretch Film. Atlantis manufactures multilayer stretch film used principally to wrap pallets of material for storage or shipping. Stretch film is made from a combination of polyethylene resins and other materials and is manufactured using both blown and cast extrusion processes to meet rigid customer specifications. The resulting product is a very thin film, which stretches up to 300%, clings to itself, and is puncture resistant.

       Custom Film. Atlantis manufactures both low density and linear low-density polyethylene films for a wide variety of packaging applications involving monolayer and coextruded structures. The following are among the division's most significant products:

       o Packaging and wrapping films. High clarity packaging films are used by packaging converters in the manufacture of multi-layer flexible packaging for food and non-food applications. Higher-strength packaging and wrapping films are used to wrap and package textiles, carpet, furniture, and mattresses.

       o Lamination films. Lamination films are used in a broad array of applications: film laminated to foam for carpet and automotive padding; film laminated to non-wovens for surgical draping and bib applications.

       o Carrier / release films. Embossed and smooth films for molding compound, foam, and rubber product in-process release and production applications. Molding compounds are used to produce high strength, light-weight aircraft, automobile, sports gear, and consumer durable components and products.

       o Masking films. Masking films are used by polycarbonate, acrylic and other plastic sheet type manufacturers to protect sheet surfaces. Sheet is used to produce a wide range of products including spa / bathware, construction materials and signage / POP displays.

       o Stretch hooder films. Hooder films provide complete 5-sided protection for shipment or outdoor storage of high-volume, industrial products.

       o Coating films. Coating films are used by adhesive coaters to produce tape, surface protection, label, and other adhesive coated product types.

       Significant growth is planned for the packaging converter, plastic sheet manufacturer, foam laminator, nonwoven laminator, adhesive coater, and molding compound markets.

       Institutional Products: Under the Sta-Dri(R) brand name, Atlantis produces a variety of consumable products for the food service, party supply and school / collegiate markets. Products produced include table covers, gloves, aprons, bibs, food bags, food covers, food liners, and other complimentary accessories.

       Injection Molding. Atlantis produces custom thermoplastic parts by using an injection molding process. These parts are used in large and small appliances such as refrigerators, air conditioners, dehumidifiers, dishwashers, and microwave ovens, as well as agricultural and automotive products and hand-held power tools.

       Approximately 43% of the molded products segment's net sales, or 13% of the Company's total net sales, were to Whirlpool in 2000. The Injection Molding division has been a supplier to Whirlpool for over 40 years. See Item 1, "Business - Factors That May Affect Future Results - Dependence on Customers."

       In addition, the Injection Molding division designed and manufactures a proprietary "half round" accent panel, which is used as decorative, architectural detail siding for the residential construction market. The Company has also developed a "cedar shake" panel for siding applications, which is a cost-effective, easy-to-install alternative to wood and aluminum siding products.

       Profile Extrusion. Atlantis produces a variety of extruded plastic parts for both trim and functional applications that are incorporated into a broad range of consumer and commercial products, including products used in the recreational vehicle, mobile home, residential door and window, office furniture, and appliance industries. The profile extrusion unit utilizes approximately 2,000 different dies in fulfilling customer orders, and currently maintains a stock program for approximately 280 recreational vehicle-related components. In 2000, the Profile Extrusion division also manufactured and sold a line of proprietary building products consisting of 20 product offerings, which accounted for 13% of the division's net sales, or 1% of the Company's total net sales. The Company expects to introduce four additional proprietary products in 2001.

Sales and Marketing

         Stretch Film. The Company's stretch film products are sold primarily by direct sales personnel to industrial packaging distributors and, to a lesser degree, to end-users. Because a majority of its products are sold to distributors, Atlantis places particular emphasis on assisting distributors in sales to end-users.

         Custom Film. Atlantis has an internal sales staff to market its custom film products. Most custom film customers are in industrial markets and consume the film during their manufacturing and/or delivery processes.

         Injection Molding. The injection molding unit maintains an in-house sales and engineering staff that assists in the design of products to customer specifications, designs molds to produce those products, and oversees the construction of necessary molds. Its "program management" concept promotes early involvement with customers' engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its Statistical Process Control ("SPC") systems enable it to meet these established quality standards on a cost-efficient basis. Management believes that its ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping, silk screening, and assembly provide a competitive advantage in selling to national accounts. Company personnel generate the majority of sales. Independent sales representatives, calling primarily on industrial customers in the Midwest, account for the balance.

         Profile Extrusion. In-house sales personnel who oversee a network of independent sales representatives conduct the Profile Extrusion division's marketing and sales activities. These representatives call on a diversified customer base in approximately 30 states. Atlantis supplies many industries, including manufacturers of recreational vehicles, residential windows and doors, office furniture, retail store fixtures, building supplies, and marine products.

Manufacturing and Raw Materials

         Stretch Film. Atlantis manufactures its stretch film products at two plants in the Tulsa, Oklahoma region, a plant in Nicholasville, Kentucky, and a plant in Fontana, California. Atlantis purchases several types of linear low-density resins and other materials to manufacture its stretch film products.

         Custom Film. Atlantis manufactures its custom film products at a plant located in Cartersville, Georgia and a plant in Mankato, Minnesota. Approximately 20 different types of resin, delivered in pellet form, and approximately 10 types of additives are used in the manufacturing process. Atlantis also converts film into institutional products such as plastic gloves, aprons, and tablecloths at its manufacturing facility located in Mankato. With vertical integration of film supply and continued capital investment in automation, the Company believes that this business unit enjoys a low-cost leadership position.

         Injection Molding. Atlantis operates molding presses ranging from 30 to 1,000 tons and related secondary equipment at five plants located in Henderson, Kentucky; Ft. Smith, Arkansas; Warren, Ohio; LaVergne, Tennessee; and Jackson, Tennessee. This variety of equipment configurations and plant locations enables the Company to fulfill customer requirements, including multiple components, various press sizes, and secondary operations.

         The Company's injection molding customers generally place orders for products based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to 12 months. Management believes that the relatively long production cycles for its customers make these estimates reliable. See Item 1, "Business - Backlog."

         A wide variety of materials, such as acrylonitrile butabiene styrene, polystyrene, polyethylene, polycarbonate, and nylon are used in the manufacturing process. The Company has multiple sources of supply for these materials.

         Profile Extrusion. Atlantis manufactures its extruded plastic parts at its two facilities located in Elkhart, Indiana. One of the facilities was acquired in connection with the EMI acquisition. Five basic types of compound materials are used in the manufacturing process. These materials are polyvinyl chloride in rigid and flexible forms, polyethylene, polypropylene, and thermoplastic rubber. Atlantis believes that it has adequate sources available to meet these raw material needs.

         The raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company selects its suppliers on the basis of quality, price, technical support, and service. The Company has contracts with resin manufacturers, which allow it to achieve what it believes to be the best combination of price, resin availability, and new product development support. Management believes its relationships with its resin suppliers are good. The

Company does not hedge the purchase of its raw materials. Virtually all of the Company's plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, the Company has not to date experienced any such shortages. Management believes that there are adequate sources available to meet its raw material needs.

         The Company uses over 300 million pounds of plastic resins annually. Management believes that the Company's large volume purchases of plastic resin have generally resulted in lower net raw material costs and enabled it to obtain shipments of raw materials even in periods of short supply.

         The primary plastic resins used by the Company are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during the 1998- 2000 period. See Item 1, "Business - Factors That May Affect Future Results - Fluctuations in Raw Material Prices."

Competition

         The Company's operating units face intense competition from numerous competitors, several of which have greater financial resources than Atlantis. In addition, the markets for certain of the Company's products are characterized by low cost of entry, or competition based primarily on price.

         Atlantis Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, price, service (including the manufacturer's ability to supply customers in a timely manner), and product differentiation. Management believes the Atlantis Plastic Films units successfully compete on the basis of their established reputation for service and quality, as well as their positions as efficient, low-cost producers.

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

Backlog

         The Company's total backlog at December 31, 2000 was approximately $14.1 million, compared to approximately $18.2 million at December 31, 1999. Management does not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory adjustments.

Employees

         As of December 31, 2000 the Company employed approximately 1,260 persons, compared with approximately 1,200 persons at December 31, 1999. The Company believes that relations with its employees are satisfactory.

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

         While the Company cannot predict with any certainty its future capital expenditure requirements for environmental regulatory compliance because of continually changing compliance standards and technology, the Company has not currently identified any of its facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, the Company has not accrued any amounts relating to achieving compliance with currently promulgated environmental laws and regulations. See Item 1, "Business - Factors That May Affect Future Results - Environmental Considerations."

                      Factor That May Affect Future Results

         An investment in the Company's common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in common stock. If any of the events described below occurs, business, financial condition, and results of operations would likely suffer and the trading price of the Company's common stock could fall.

         In addition, the following factors could cause the Company's actual results to differ materially from those projected in forward-looking statements, whether made in this 10-K, annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions, or otherwise. See "Note Regarding Forward-Looking Statements."

Leverage

         At December 31, 2000, the Company had approximately $98.6 million of outstanding indebtedness, approximately $2.4 million in cash and cash equivalents, and an additional approximately $12.2 million unused availability under its revolving credit facility, net of outstanding letters of credit. The Company's high debt level presents substantial risks and could have negative consequences. For example, it could (1) require the Company to dedicate a substantial portion of its cash flow from operations to repayment of debt, limiting the availability of cash for other purposes; (2) increase the Company's vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain its operations if the Company suffers shortfalls in net sales; (3) hinder the Company's flexibility in planning for, or reacting to, changes in its business and industry by preventing the Company from borrowing money to upgrade its equipment or facilities; and (4) limit or impair the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.

         The revolving credit facility expires November 12, 2001, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. In addition, Atlantis is exploring alternatives to refinance its long-term debt, including its 11% Senior Notes due February 2003 and the principal payment of $24.8 million due February 2002. In the event that the Company's cash flow from existing working capital are not sufficient to fund the Company's expenditures or to service its indebtedness, the Company would be required to raise additional funds through the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its highly leveraged capital structure could significantly limit its ability to finance its expansion program and other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.

Fluctuation in Raw Material Prices

         The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company's financial performance therefore is dependent to a substantial extent on the polyethylene resin market. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to substantial cyclical price fluctuations and other market disturbances, including supply shortages. Consequently, plastic resin prices may fluctuate as a result of changes in natural gas and crude oil prices. While the Company attempts to pass through changes in the cost of its raw materials to its customers in the form of price increases, there is no assurance that the Company will be able to do so. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on the profitability of the Company. Furthermore, during periods when resin prices are falling, gross profits may suffer, as the Company will be selling products manufactured with resin purchased one to two months prior at higher prices.

Dependence on Customers

         Approximately 43% of the molded products segment's net sales, or 13% of the Company's net sales, were to Whirlpool in 2000. Although the Injection Molding division has been a supplier to Whirlpool for over 40 years, a significant reduction in Whirlpool's volume, or the loss of Whirlpool as a customer, would have a material adverse effect on the Company's financial condition and results of operations.

Competition

         The Company's operating units face intense competition from numerous competitors, several of which have greater financial resources than Atlantis. In addition, the markets for certain of the Company's products are characterized by low cost of entry or competition based primarily on price.

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

         There can be no assurance that the Company will continue to compete successfully in the markets for its products or that competition in such markets will not intensify.

Environmental Considerations

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

ITEM 2. PROPERTIES

         The Atlanta headquarters consists of approximately 9,250 square feet of office space, with an annual lease payment of approximately $120,000. The lease expires in May 2002.

         The following table describes the manufacturing facilities owned or leased by the Company as of December 31, 2000. Substantially all of the owned facilities are pledged as collateral for debt. Management believes that the Company's manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

Segment and Location                                 Owned or      Building Area
- --------------------                                  Leased       (square feet)
                                                     --------      -------------
Atlantis Plastic Films:
- -----------------------
Stretch Film, Tulsa, Oklahoma......................   Owned           100,500
Stretch Film, Sapulpa, Oklahoma....................   Owned           114,400
Stretch Film, Nicholasville, Kentucky..............   Owned           130,000
Stretch Film, Fontana, California..................   Leased           95,080
Custom Film, Mankato, Minnesota....................   Owned           140,000
Institutional Products, Mankato, Minnesota.........   Leased           65,000
Custom Film, Cartersville, Georgia.................   Leased           58,500

Atlantis Molded Plastics:
- -------------------------
Injection Molding, Henderson, Kentucky.............   Owned           118,000
Injection Molding, Jackson, Tennessee..............   Owned            56,000
Injection Molding, Ft. Smith, Arkansas.............   Owned           158,500
Injection Molding, Warren, Ohio....................   Owned            54,000
Injection Molding, LaVergne, Tennessee.............   Leased           20,000
Profile Extrusion, Elkhart, Indiana................   Owned            88,000
Profile Extrusion, Elkhart, Indiana................   Leased           35,200

ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently a party to any litigation where the outcome is expected to have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange under the symbol "AGH". The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 1999 and 2000:

                                                        High          Low
                                                        ----          ---
1999
- ----
     First Quarter   ................................   9-3/4         8
     Second Quarter  ................................   15            8-11/16
     Third Quarter   ................................   16-3/4        11-1/4
     Fourth Quarter  ................................   15 7/8        13-1/2

2000
- ----
     First Quarter   ................................   14            7-1/4
     Second Quarter .................................   9-1/4         5-3/8
     Third Quarter   ................................   6-3/8         5
     Fourth Quarter..................................   5-1/16        2-7/8

         There is no public market for the Company's Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.

         As of January 31, 2001, there were 179 holders of record of Class A Common Stock and 9 holders of record of the Class B Common Stock.

Common Stock

         In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million shares of Class A and Class B Common Stock then outstanding. During 2000, the Company repurchased 43,870 shares for total consideration of $0.4 million. Through December 31, 2000, the Company had repurchased 749,298 shares and options for 55,125 shares of its common stock for total consideration of $7.7 million. In March 2001, the Board of Directors approved the termination of the stock repurchase program.

Dividends

         The Company did not declare or pay any dividends for the year ended December 31, 2000, and does not anticipate paying any cash dividends in the foreseeable future. Additionally, the Company's outstanding 11% Senior Notes due February 2003 and senior credit facility restrict the Company's ability to pay dividends. The Company presently intends to retain any future earnings to finance future operations and expansion of its business and to reduce indebtedness.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Years Ended December 31,                               2000             1999           1998           1997            1996
(in millions, except per share data)
Operating Data
    Net Sales......................................    $250.3          $254.1         $250.8         $256.1          $267.1
    Income from Continuing Operations..............       0.2             9.2            6.7            0.3             8.1
    Net Income.....................................       0.2             9.2            6.3            0.4             8.1

Per Share Data
     Income from Continuing Operations
       Basic Earnings per Common Share.............     $0.03           $1.23          $0.90          $0.04           $1.12
       Diluted Earnings per Common Share...........     $0.03           $1.18          $0.87          $0.04           $1.04
     Net Income
       Basic Earnings per Common Share.............     $0.03           $1.23          $0.85          $0.06           $1.12
       Diluted Earnings per Common Share...........     $0.03           $1.18          $0.81          $0.05           $1.05

Financial Data
    Total Assets...................................    $175.6          $170.7         $158.7         $170.9          $177.9
    Total Debt.....................................      98.6            91.7           87.2          105.1           107.9
    Cash Dividends Declared per Common Share.......    $   --          $   --         $   --         $   --          $   --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF 2000 1999 1998 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, recreational vehicle, building supply, and residential window industries.

         Net sales, gross profit, and operating income for the years ended December 31, 2000, 1999, and 1998, were as follows:

                                                                     (in thousands)
Years Ended December 31,                        2000                      1999                               1998
                                      ----------------------------------------------------------------------------------------
Net Sales                              Amount         % Net Sales        Amount       % Net Sales      Amount      % Net Sales
- ---------                              ------         -----------        ------       -----------      ------      -----------
Atlantis Plastic Films                $174,903             70%          $177,147           70%        $176,192          70%
Atlantis Molded Plastics                75,362             30%            76,908           30%          74,638          30%
                                      --------            ----          --------          ----        --------         ----
     Total                            $250,265            100%          $254,055          100%        $250,830         100%
                                      ========            ====          ========          ====        ========         ====

Gross Profit                           Amount         % Net Sales        Amount       % Net Sales      Amount      % Net Sales
- ------------                           ------         -----------        ------       -----------      ------      -----------
Atlantis Plastic Films                 $23,650             14%           $35,124           20%        $ 35,594          20%
Atlantis Molded Plastics                13,450             18%            14,988           19%          10,169          14%
                                       ------              ---           --------          ---        --------          ---
     Total                             $37,100             15%           $50,112           20%        $ 45,763          18%
                                       =======             ===           =======           ===        ========          ===

Operating Income                       Amount         % Net Sales        Amount       % Net Sales       Amount     % Net Sales
- -----------------                      ------         -----------        ------       -----------       ------     -----------
Atlantis Plastic Films                 $ 6,066              3%           $18,172           10%        $ 17,884          10%
Atlantis Molded Plastics                 5,299              7%             6,813            9%           3,231           4%
                                       -------              --           -------           ---        --------          ---
     Total                             $11,365              5%           $24,985           10%        $ 21,115           8%
                                       =======              ==           =======           ===         =======          ===

Comparison of Years Ended December 31, 2000 and 1999

Net Sales

         Net sales decreased to $250.3 million in 2000, compared with $254.1 million in 1999, a 1% decrease. Atlantis' films segment sales for 2000 were $174.9 million compared with $177.1 million in 1999. Sales volume in films (measured in pounds) declined 5% from 1999 levels due primarily to reductions in customer inventory levels in both stretch and custom film products and continued competitive pressure as a result of industry overcapacity. Molded products sales declined 2% from the 1999 levels due primarily to weakness in the home building and durable goods sectors in the second half of 2000.

Gross Profit

         Gross profit, as a percentage of net sales, decreased to 15% in 2000, compared with 20% in 1999. Atlantis' films segment's gross profit was 14% in 2000, compared with 20% in 1999. The decrease was primarily due to resin price increases that could not be passed on to customers and declines in sales volumes that negatively affected gross margins. In the Company's molded products segment, gross profit decreased to 18% in 2000, compared with 19% in 1999.

Selling, General, and Administrative Expense

         The Company's selling, general, and administrative ("SG&A") expense increased to $25.7 million in 2000, compared with $25.1 million in 1999, a 2% increase.

Net Interest Expense and Income Taxes

         Net interest expense increased to $10.2 million in 2000, compared with $9.2 million in 1999, an 11% increase. This increase in net interest expense is attributable to the increase in net debt resulting from the increased capital expenditures associated with the Company's expansion plans and the purchase of Extrusion Masters, Inc. ("EMI").

          The Company's 2000 and 1999 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes.

Income

         As a result of the factors described above, operating income decreased to $11.4 million (5% of net sales) in 2000, compared with $25.0 million (10% of net sales) in 1999. Net income and basic and diluted earnings per share were as follows:

                                                   2000             1999
                                                   ----             ----
             Net income                            $0.2 million     $9.2 million
                Basic earnings per share           $0.03            $1.23
                Diluted earnings per share         $0.03            $1.18

Comparison of Years Ended December 31, 1999 and 1998

Net Sales

         Net sales increased to $254.1 million in 1999, compared with $250.8 million in 1998, a 1% increase. Atlantis' Films segment sales for 1999 were $177.1 million compared with $176.2 million in 1998. Sales volume in Films (measured in pounds) declined 3% from 1998 levels due, in part, to a decline in Custom Films volume as three lines were taken out of production during 1999 for conversion from monolayer to coextrusion. The Company's Molded Products segment increased its net sales by 3% compared with 1998.

Gross Profit

         Gross profit, as a percentage of net sales, increased to 20% in 1999, compared with 18% in 1998. Atlantis' Films segment's gross profit was 20% in 1999, unchanged from the 1998 level. In the Company's Molded Products segment, gross profit increased to 19% in 1999, compared with 14% in 1998, due to increased volume and substantial operational improvements in the injection molding business.

Selling, General and Administrative Expense

         The Company's 1999 SG&A expense was $25.1 million, 2% above the $24.6 million incurred in 1998.

Net Interest Expense and Income Taxes

         Net interest expense decreased to $9.2 million in 1999, compared with $10.5 million in 1998, a 12% decrease. This decrease in net interest expense is attributed primarily to the third quarter 1998 repurchase of $14.7 million of the Company's 11% Senior Notes.

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

Extraordinary Loss

         During August and September 1998, the Company repurchased, at a premium, $14.7 million of its 11% Senior Notes in the open market, which resulted in an after-tax extraordinary loss of $390,000. This loss related to the premium paid for the repurchased Notes and the write-off of unamortized loan origination costs related to such Notes.

Income

         As a result of the factors described above, operating income increased to $25.0 million (10% of net sales in 1999), compared with $21.1 million (8% of net sales in 1998). Income before extraordinary items and net income were as follows:

                                                       1999            1998
                                                       ----            ----
             Income before extraordinary items      $9.2 million    $6.7 million
                  Basic earnings per share          $1.23           $0.90
                  Diluted earnings per share        $1.18           $0.87

             Net income                             $9.2 million    $6.3 million
                  Basic earnings per share          $1.23           $0.85
                  Diluted earnings per share        $1.18           $0.81

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 2000 totaled approximately $16.8 million (including cash and cash equivalents of $2.4 million), compared to $24.7 million (including cash and cash equivalents of $2.3 million) at December 31, 1999. At December 31, 2000, borrowings on the Company's $30.0 million revolving credit facility were $16.5 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $12.2 million. The revolving credit facility expires November 12, 2001, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of February 28, 2001 borrowings on this facility totaled $16.3 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $12.4 million. The Company's principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures and expects to meet its short and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under its revolving credit facility. In addition, in March 2000, Atlantis announced that it is exploring alternatives that would allow it to refinance its long-term debt including its 11% Senior Notes due February 2003 and the principal payment of $24.8 million due February 2002. See Item 1, "Business-Factors That May Affect Future Results - Leverage".

Cash Flows from Operating Activities

         Net cash provided by operating activities was approximately $13.4 million in 2000, compared with $12.8 million in 1999. The difference between the Company's net income in 2000 of $192,000 and its $13.4 million operating cash flow was primarily attributable to approximately $11.5 million of depreciation and amortization expense, an approximately $6.1 million decrease in accounts receivables, and approximately $1.1 million in deferred income taxes, partially offset by an approximately $3.2 million decrease in payables and accrued expenses, an approximately $1.7 million increase in other current assets, and an approximately $476,000 increase in inventory.

Cash Flows from Investing Activities

         Net cash used in investing activities in 2000 totaled $20.2 million, compared with $15.9 million (all capital expenditures) in 1999. The Company's 2000 investment cash flow reflects approximately $15.4 million in capital expenditures and the acquisition of EMI for $4.8 million.

Cash Flows from Financing Activities

         Net cash provided by financing activities in 2000 was $6.9 million in 2000, compared with $2.5 million in 1999. The Company's 2000 financing cash flow reflects net borrowings under the revolving credit facilities of $9.4 million and approximately $260,000 in proceeds from the exercise of stock options, partially offset by approximately $2.6 million used to reduce long-term debt and approximately $388,000 used to repurchase common stock.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates, primarily as a result of its floating interest rate debt.

         The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of December 31, 2000. The fair market value of the Senior Notes is based on quoted market price as of December 31, 2000. The carrying value of the Company's other long-term debt approximates its fair market value.

                            Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate
                                     ($ 000)

                                                                                                                    Fair
                                                                                                                   Market
                                                                                                                Value as of
                              2001        2002        2003       2004        2005       Thereafter     Total    Dec 31, 2000
                              ----        ----        ----       ----        ----       ----------     -----    ------------
Senior Notes
- ------------
- -Maturity                      $0         $24,775    $50,000    $0          $0             $0         $74,775      $58,325
- -Average interest rate         11%        11%        11%

Other Long-Term Debt
Fixed Rate
- ----------
- -Maturity                     $171        $179       $126       $124        $143           $212          $955         $955
- -Average interest rate        6.38%       6.38%      6.58%       6.58%      6.58%          6.58%

Other Long-Term Debt
Variable Rate*
- --------------
- -Maturity                    $18,854      $2,854     $336       $125        $660           $0         $22,829      $22,829
- -Average interest rate        9.13%       8.89%      8.61%       8.55%      8.55%

*Based on LIBOR plus spreads of 1.75% to 2.55%, prime plus spreads of 0.50% and commercial paper plus 2.7% (all rates as of December 31, 2000).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Management's Responsibility for Financial Reporting........................................................18

Report of Independent Auditors.............................................................................19

Consolidated Statements of Income For the Years Ended December 31, 2000, 1999, and 1998....................20

Consolidated Balance Sheets as of December 31, 2000 and 1999...............................................21

Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 2000, 1999, and 1998......22

Consolidated Statements of Cash Flows For the Years Ended December 31, 2000, 1999, and 1998................23

Notes to Consolidated Financial Statements.................................................................24

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

         /s/ Anthony F. Bova           /s/ Paul G. Saari
              President and Chief           Senior Vice President of Finance and
               Executive Officer             Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Atlantis Plastics, Inc.

We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the three years in the period ended December 31, 2000. Our audits included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/  Ernst & Young LLP

Atlanta, Georgia
January 31, 2001

                       CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)
- ---------------------------------------------------  ---------  ---------  ---------
Years Ended December 31,                                2000       1999       1998
- ---------------------------------------------------  ---------  ---------  ---------
Net sales                                            $ 250,265  $ 254,055  $ 250,830
Cost of sales                                          213,165    203,943    205,067
                                                     ---------  ---------  ---------
     Gross profit                                       37,100     50,112     45,763

Selling, general and administrative expenses            25,735     25,127     24,648
                                                     ---------  ---------  ---------
     Operating income                                   11,365     24,985     21,115

Net interest expense                                    10,224      9,186     10,452
                                                     ---------  ---------  ---------
     Income before provision for income taxes            1,141     15,799     10,663

Provision for income taxes                                 949      6,557      3,974
                                                     ---------  ---------  ---------
    Income before extraordinary item                       192      9,242      6,689

Extraordinary loss on early extinguishment of debt,
    net of income taxes                                     --         --       (390)
                                                     ---------  ---------  ---------
 Net income                                          $     192  $   9,242  $   6,299
                                                     =========  =========  =========

Earnings per share
Basic:
  Income before extraordinary items                  $    0.03  $    1.23  $    0.90
  Net income                                         $    0.03  $    1.23  $    0.85

Diluted:
  Income before extraordinary items                  $    0.03  $    1.18  $    0.87
  Net income                                         $    0.03  $    1.18  $    0.81

Weighted average number of shares used in
 computing earnings per share (in thousands):
    Basic                                                7,520      7,526      7,433
    Diluted                                              7,619      7,863      7,732

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
- ---------------------------------------------------------                       ---------     ---------
Years Ended December 31,                                                           2000          1999
- ---------------------------------------------------------                       ---------     ---------
ASSETS
- ------
Cash and cash equivalents                                                       $   2,445     $   2,288
Accounts receivable, less allowances for doubtful accounts                         25,227        30,987
 and returned items of $1,472 in 2000 and $1,903 in 1999
Inventories                                                                        18,346        17,556
Other current assets                                                                9,099         7,248
                                                                                ---------     ---------
    Current assets                                                                 55,117        58,079

Property and equipment, net                                                        71,846        65,580
Goodwill, net of accumulated amortization                                          48,133        45,957
Other assets                                                                          511         1,050
                                                                                ---------     ---------
    Total assets                                                                $ 175,607     $ 170,666
                                                                                =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Accounts payable and accrued expenses                                           $  19,329     $  22,565
Current portion of long-term debt                                                  19,025        10,846
                                                                                ---------     ---------
    Current liabilities                                                            38,354        33,411

Long-term debt, less current portion                                               79,534        80,888
Deferred income taxes                                                              11,355        10,258
Other liabilities                                                                      51            95
                                                                                ---------     ---------
    Total liabilities                                                             129,294       124,652
                                                                                ---------     ---------
Commitments and contingencies                                                          --            --

Shareholders' equity:
  Class A Common Stock; $.10 par value; 20,000,000 shares authorized,                 486           475
      4,856,846 and 4,752,991 shares issued and outstanding in 2000 and 1999
  Class B Common Stock; $.10 par value; 7,000,000 shares authorized,                  268           268
      2,676,947 shares issued and outstanding in 2000 and 1999
  Additional paid-in capital                                                       10,679        10,046
  Notes receivable from sale of Common Stock                                       (1,625)       (1,410)
  Retained earnings                                                                36,505        36,635
                                                                                ---------     ---------
    Total shareholders' equity                                                     46,313        46,014
                                                                                ---------     ---------
    Total liabilities and shareholders' equity                                  $ 175,607     $ 170,666
                                                                                =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(dollars in thousands)
- -------------------------------------------------   -------   -------   ----------   ----------    --------    --------    --------
                                                                                       Notes                                Total
                                                    Class A   Class B   Additional   Received                               Share-
Years Ended                                         Common    Common      Paid-In    for Common    Retained    Treasury    holders'
December 31, 2000, 1999 and 1998                     Stock     Stock      Capital      Stock       Earnings      Stock      Equity
- -------------------------------------------------   -------   -------   ----------   ----------    --------    --------    --------
BALANCE,
January 1, 1998                                      $436      $274       $ 7,117          --      $ 24,722          --    $ 32,549

 Net income                                            --        --            --          --         6,299          --       6,299
 Exercise of stock options including tax benefits      22        36         2,577          --            --          --       2,635
 Purchases of Class A Common Stock                     --        --            --          --            --      (1,819)     (1,819)
 Cancellation of Class A Common Stock                 (22)       --          (258)         --        (1,539)      1,819          --
 Conversion of Class B to Class A
    Common Stock                                       18       (18)           --          --            --          --          --
  Notes received for sale of Common Stock              --        --            --        (960)           --          --        (960)

- -----------------------------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 1998                                     454       292         9,436        (960)       29,482          --      38,704

 Net income                                            --        --            --          --         9,242          --       9,242
 Exercise of stock options including tax benefits      13        --           830          --            --          --         843
 Purchases of Class A Common Stock                     --        --            --          --            --      (2,325)     (2,325)
 Cancellation of Class A Common Stock                 (16)       --          (220)         --        (2,089)      2,325          --
 Conversion of Class B to Class A
    Common Stock                                       24       (24)           --          --            --          --          --
  Notes received for sale of Common Stock              --        --            --        (450)           --          --        (450)

- -----------------------------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 1999                                     475       268        10,046      (1,410)       36,635          --      46,014

 Net income                                            --        --            --          --           192          --         192
 Exercise of stock options including tax benefits      15        --           695          --            --          --         710
 Purchases of Class A Common Stock                     --        --            --          --            --        (388)       (388)
 Cancellation of Class A Common Stock                  (4)      (62)         (322)        388            --
 Notes received for sale of Common Stock               --        --            --        (215)           --          --        (215)

- -----------------------------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 2000                                    $486      $268       $10,679     $(1,625)     $ 36,505          --    $ 46,313
                                                     ====      ====       =======    ========      ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
- ---------------------------------------------------------------------    --------     --------     --------
Years Ended December 31,                                                   2000         1999         1998
- ---------------------------------------------------------------------    --------     --------     --------
Cash Flows From Operating Activities
Net income                                                               $    192     $  9,242     $  6,299
                                                                         --------     --------     --------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                             9,334        8,486        7,977
   Amortization of goodwill                                                 1,594        1,572        1,571
   Loan fee and other amortization                                            522          390          436
   Interest receivable from shareholder loans                                (140)        (100)         (82)
   Write off of debt issuance cost                                             --           --          235
   Loss on disposal of assets                                                 122           62           --
   Deferred income taxes                                                    1,097          109        1,862
Change in assets and liabilities, net of acquisition of business:
        Decrease (increase) in accounts receivable                          6,145       (5,747)        (129)
        (Increase) decrease in inventories                                   (476)      (2,638)       3,599
        (Increase) decrease in other current assets                        (1,664)       1,128         (928)
        (Decrease) increase in accounts payable and accrued expenses       (3,242)         675       (1,228)
        Decrease in other liabilities                                         (44)        (449)        (247)
        Other, net                                                              3           25          (28)
                                                                         --------     --------     --------
        Total adjustments                                                  13,251        3,513       13,038
                                                                         --------     --------     --------
          Net cash provided by operating activities                        13,443       12,755       19,337
                                                                         --------     --------     --------
Cash Flows From Investing Activities
Capital expenditures                                                      (15,382)     (15,911)      (6,569)
Purchase of business                                                       (4,864)          --           --
Proceeds from asset dispositions                                               68           47          254
                                                                         --------     --------     --------
          Net cash used in investing activities                           (20,178)     (15,864)      (6,315)
                                                                         --------     --------     --------
Cash Flows from Financing Activities
Borrowings under revolving credit agreements                               14,500       10,500        5,000
Repayments under revolving credit agreements                               (5,100)      (3,400)      (5,000)
Payments on long-term debt                                                 (2,575)      (2,524)     (17,958)
Payments on notes receivable from shareholders                                193           75          101
Purchases of Common Stock and options                                        (388)      (2,325)      (1,819)
Proceeds from exercise of stock options                                       262          192        1,187
                                                                         --------     --------     --------
         Net cash provided by (used in) financing activities                6,892        2,518      (18,489)
                                                                         --------     --------     --------
Net increase (decrease) in cash and cash equivalents                          157         (591)      (5,467)
Cash and cash equivalents at beginning of year                              2,288        2,879        8,346
                                                                         --------     --------     --------
Cash and cash equivalents at end of year                                 $  2,445     $  2,288     $  2,879
                                                                         ========     ========     ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                              $  9,799     $  9,287     $ 11,007
   Income taxes                                                          $  1,047     $  6,327     $  2,917

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

         Atlantis Plastic Films manufactures stretch films, which are multilayer plastic films used principally to wrap pallets of materials for shipping or storage, and custom film products which include high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets.

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

Goodwill Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses. Goodwill is amortized on a straight-line basis over periods ranging from 20 to 40 years from the date of the respective acquisitions. Accumulated amortization aggregated approximately $20.7 million and $19.1 million at December 31, 2000 and 1999, respectively.

         The carrying value of cost in excess of net assets acquired (goodwill) is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount, the Company would record an impairment loss in the period such determination is made.

Earnings per share Earnings per share has been computed according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities. See Note 10.

Revenue recognition The Company recognizes revenue upon shipment of its products to customers, giving consideration to product shipping terms.

Shipping and handling costs The Company records costs incurred for shipping and handling in cost of sales.

Amortization Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt utilizing either: (i) the effective interest method, or (ii) the straight line method when the results do not materially differ from the effective interest method.

Income taxes The Company and its subsidiaries file consolidated Federal income tax returns. The Company provides for income taxes in accordance with the liability method, which requires the recognition of deferred income tax assets and liabilities associated with the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Financial instruments The following methods and assumptions were used to estimate the fair value of the financial instruments held by the Company: (1) the fair value of current assets and current liabilities, including cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying values due to the short maturity of the instruments; and (2) the fair value of long-term debt (see Note 6) was determined based on the quoted market price for the Company's 11% Senior Notes. The fair value of the Company's total indebtedness at December 31, 2000 and 1999 was $82.1 million and $92.1 million, respectively.

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. The Company's three largest trade receivable balances as of December 31, 2000 represented 24% of the Company's net accounts receivable, compared with 27% as of December 31, 1999 and 26% as of December 31, 1998. At December 31, 2000, Whirlpool's accounts receivable balance was approximately $3.5 million, or 13.4% of the Company's total net trade accounts receivable balance. At December 31, 1999, Whirlpool's balance was $4.2 million, 13.7% of the Company's total net accounts receivable.

Recent Accounting Pronouncements In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on the Company's financial statements.

Note 2. Acquisitions of Businesses and Assets

         In November 2000, Atlantis acquired the stock of Extrusion Masters, Inc. (EMI) in Elkhart, Indiana for approximately $4.8 million. EMI is a custom extruder of thermoplastic parts. The Company accounted for this acquisition as a purchase. Accordingly, the Company recorded acquired assets and assumed liabilities at fair value with the excess of such purchase price aggregating $3.8 million allocated to goodwill. Goodwill is being amortized over 20 years. The results of operations of EMI for the period from acquisition through December 31, 2000 have been included in the Company's results of operations. The results of operations of EMI for the period from January 1, 1999 through the date of acquisition were not material to the Company.

         In November 1999, Atlantis acquired the assets and operations of Two Eagle Plastics, Inc. ("Two Eagle") in LaVergne, Tennessee for approximately $300,000. Two Eagle is a plastics injection molder and has become part of the Company's Molded Products segment. The results of operations of Two Eagle for the period from acquisition through December 31, 2000 have been included in the Company's results of operations. The results of operations of Two Eagle for the period from January 1, 1998 through the date of acquisition were not material to the Company.

Note 3. Inventories

         Inventories at December 31, 2000 and 1999 consisted of the following:

                                                  (in thousands)
                                               2000           1999
                                             -------         -------
         Raw materials                       $ 9,102         $ 9,396
         Work in progress                        107              83
         Finished goods                        9,137           8,077
                                             -------         -------
             Total                           $18,346         $17,556
                                             =======         =======

Note 4. Property and Equipment

         Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                   (in thousands)
                                                2000            1999
                                             ---------       ---------
         Land                                $   2,204       $   2,204
         Building and improvements              20,143          19,802
         Office furniture and equipment          8,383           7,892
         Manufacturing equipment               115,265         103,924
         Vehicles                                  372             380
                                             ---------       ---------
              Total                            146,367         134,202

         Accumulated depreciation
            and amortization                   (74,521)        (68,622)
                                             ---------       ---------
                 Net                         $  71,846       $  65,580
                                             =========       =========

Note 5. Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of the following at December 31, 2000 and 1999:

                                                    (in thousands)
                                                 2000           1999
                                                -------        -------
         Accounts payable                       $ 5,982        $ 6,747
         Accrued interest                         3,344          3,097
         Accrued compensation, vacation
         and profit sharing                       2,508          4,054
         Accrued health and safety                1,468          1,421
         Customer deposits
         and commissions                          2,716          1,369
         Income taxes payable                        --            225
         Other                                    3,311          5,652
                                                -------        -------
            Total                               $19,329        $22,565
                                                =======        =======

Note 6. Long-term Debt

         Long-term debt consisted of the following at December 31, 2000 and 1999:

                                                     (in thousands)
                                                  2000           1999
                                                --------       --------
         Senior notes                           $ 74,775       $ 74,825
         Revolving line of credit                 16,500          7,100
         Other indebtedness                        7,284          9,809
                                                --------       --------
            Total debt                            98,559         91,734
         Current portion of long-term debt       (19,025)       (10,846)
                                                --------       --------
               Long-term debt                   $ 79,534       $ 80,888
                                                ========       ========

         During 1993, the Company refinanced substantially all of its existing indebtedness through a $100 million, 11% Senior Note offering due February 15, 2003 (the "Notes"), and borrowings under a $30 million revolving credit facility. This revolving credit facility was renegotiated at a principal amount of $25 million from May 12, 2000 through November 12, 2000 and a principal amount of $30 million from September 30, 2000 through November 12, 2001. This commitment expires November 12, 2001 and there is no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms.

         The Notes could not be redeemed prior to February 15, 1998. Subsequent to February 15, 1998 the Notes could be retired as follows: (i) from February 16, 2000 and until February 15, 2001, all or any portion of the Notes could be redeemed at a redemption price of 101.375% of the principal amount, (ii) from February 16, 2001 until February 15, 2002 all or any portion of the Notes may be redeemed at 100% of the principal amount. The Company must redeem $24.8 million of the Notes by February 15, 2002. The remaining $50 million balance must be redeemed by February 15, 2003.

         The Notes contain covenants that restrict the Company from paying dividends, incurring new debt or taking certain other actions unless certain financial covenants are met and maintained.

         Under the terms of the revolving credit facility, the Company and its subsidiaries are required to, among other things, maintain certain financial ratios and minimum specified levels of net worth, refrain from paying dividends unless certain requirements are met, refrain from incurring certain additional indebtedness or guaranteeing the obligations of others, and limit capital expenditures. At December 31, 2000, the gross availability on the revolving credit facility equaled $30.0 million. Unused availability, net of borrowings of $16.5 million and outstanding letters of credit of approximately $1.3 million, equaled $12.2 million.

         Borrowings on the revolving credit facility are subject to a borrowing base formula based on eligible collateral (accounts receivable, inventories, and fixed assets of the subsidiaries). Interest is computed using either LIBOR or prime-based rates plus a margin. The LIBOR and prime-based interest rate margins on the facility are determined by a formula based upon the Company's ratio of cash flow to net indebtedness. At December 31, 2000, the LIBOR and prime rate margins were 2.75% and 1.0%, respectively. At December 31, 1999, the LIBOR and prime rate margins were 2.25% and 0.50%, respectively. The 30-day LIBOR rate and the prime rate were 6.56% and 9.50%, respectively, at December 31, 2000.

         Other indebtedness of approximately $7.3 million consists of equipment and other collateralized financings, industrial revenue bonds, and capitalized lease obligations. At December 31, 2000 and 1999, the weighted-average interest rates on these borrowings were 8.6% and 8.04% respectively, with 87% of the total at floating interest rates, and the remainder at fixed interest rates as of December 31, 2000.

Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

                      Year                     Amount

                      2001                    $19,025
                      2002                     27,808
                      2003                     50,462
                      2004                        249
                      2005                        803
                      Thereafter                  212
                                              -------
                      Total                   $98,559
                                              =======

Note 7. Capital Stock

         Generally, the Class A Common Stock has one vote per share and the Class B Common Stock has 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security.

         In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million shares of Class A and Class B Common Stock then outstanding. Through December 31, 2000, the Company had repurchased 749,298 shares (including 210,244 shares issued in connection with the conversion of Preferred Stock) and options for 55,125 shares, for total consideration of $7.7 million. In March 2001, the Board of Directors approved the termination of the stock repurchase program.

Note 8. Income Taxes

         The provision (benefit) for income taxes for the years ended December 31, 2000, 1999, and 1998, consisted of the following: (in thousands)

                                                   2000       1999       1998
                                                 -------    -------    -------
Continuing operations                            $   949    $ 6,557    $ 3,974
Extraordinary loss                                    --         --       (236)
                                                 -------    -------    -------
    Total                                        $   949    $ 6,557    $ 3,738
                                                 =======    =======    =======

Current Federal income tax (benefit) provision   $  (315)   $ 5,939    $ 2,300
Deferred Federal income tax provision              1,121         86      1,862
State income tax provision (benefit)                 143        532       (424)
                                                 -------    -------    -------
    Total provision for income taxes             $   949    $ 6,557    $ 3,738
                                                 =======    =======    =======

         The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate for the years ended December 31, 2000, 1999, and 1998:

                              2000       1999      1998
                              ----       ----      ----
Federal income tax rate        34%        34%       34%
State income taxes             12          4         4
Amortization of goodwill       44          3         4
Other, net                     (7)         1        (5)
                              ---        ---       ---
Effective tax rate             83%        42%       37%
                              ===        ===       ===

         At December 31, 2000 and 1999, deferred income tax assets and liabilities consisted of the following:

                                                           (in thousands)
    Deferred income tax liabilities-                    2000           1999
Excess of book over tax basis of
    property and equipment                            $ 10,528       $ 10,515
Goodwill                                                   993            843
Other, net                                                  30           (625)
                                                      --------       --------
           Total deferred income tax liabilities      $ 11,551       $ 10,733
                                                      --------       --------
    Deferred income tax assets -
Reserves and accrued expenses not yet
    deductible for tax purposes                       $  2,229       $  2,533
Net operating loss carryforward                            683            525
Capitalized inventory costs                                159            158
                                                      --------       --------
                                                      $  3,071       $  3,216
Valuation allowance                                       (683)          (525)
                                                      --------       --------
            Total deferred income tax assets          $  2,388       $  2,691
                                                      --------       --------
                Deferred income taxes, net            $  9,163       $  8,042
                                                      ========       ========

         Deferred income tax assets aggregating $2,192,000 and $2,216,000 are included in other current assets on the consolidated balance sheets as of December 31, 2000 and 1999 respectively.

Note 9. Stock Option Plans

         The Company's Stock Option Plans ("Option Plans") are designed to serve as an incentive for retaining qualified and competent employees, directors, and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of options granted under the Option Plans will not be less than 90% of the market value of the Class A Common Stock on the date of grant. To date, the exercise price of all options granted under the Option Plans has been equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option shall be exercisable after the expiration of 10 years from the date of grant. Options granted vest ratably over a five-year period from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution. The Option Plans also authorize the Company to make loans to optionees to exercise their options.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2000, 1999, and 1998, respectively: dividend yield of 0% for all years; volatility of 0.4 for all years; risk-free interest rates of 5.6%, 5.0%, and 5.3% and an expected life of six years for all years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                      2000      1999      1998
                                                     ------    ------    ------
Pro forma net income                                 $   83    $8,925    $6,009
Basic pro forma earnings per share                   $ 0.01    $ 1.19    $ 0.81
Diluted pro forma earnings per share                 $ 0.01    $ 1.13    $ 0.78


         Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

                                                      2000      1999      1998
                                                     ------    ------    ------
Options outstanding at January 1                      1,158     1,249     1,683
Granted                                                  95        47       207
Exercised                                              (148)     (137)     (578)
Canceled                                                (60)       (1)      (63)
                                                     ------    ------    ------
Options outstanding at December 31                    1,045     1,158     1,249
                                                     ======    ======    ======

Weighted-average option prices per common share:
Options outstanding at January 1                     $ 6.56    $ 6.25    $ 5.51
Granted at fair market value                         $ 4.73    $ 8.81    $ 5.61
Exercised                                            $ 3.49    $ 4.52    $ 3.75
Canceled                                             $ 6.89    $ 9.75    $ 7.11
Outstanding at December 31                           $ 6.81    $ 6.56    $ 6.25

Weighted-average fair value of options granted
  at fair market value during the year               $ 2.35    $ 4.14    $ 2.71
Options exercisable at December 31                      808       800       767
Options available for grant at December 31               98       156       203

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Options Outstanding                           Options Exercisable
                   --------------------------------------------------------- ------------------------------
                       Number         Weighted-Average        Weighted-         Number         Weighted-
   Range of         Outstanding          Remaining             Average        Exercisable       Average
Exercise Prices     at 12/31/00       Contractual Life      Exercise Price    at 12/31/00    Exercise Price
- ---------------     -----------       ----------------      --------------    -----------    --------------
 $2.88 - $4.74          125,680             6.4                  $3.32            50,680          $2.88
 $4.75 - $7.24          576,054             4.1                  $5.80           482,254          $5.84
 $7.25 - $9.75          243,500             5.1                  $8.90           174,700          $8.86
 $9.76 - $11.88         100,000             4.1                 $11.88           100,000         $11.88
                      ---------                                                  -------
                      1,045,234                                                  807,634
                      =========                                                  =======

         During 2000, 1999 and 1998, certain members of the Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at the prime rate (9.5% at December 31, 2000) and are due February 22, 2003, March 16, 2002 and February 12, 2001. .

Note 10. Earnings Per Share
   (all numbers in thousands except per share amounts)     2000      1999      1998
                                                          ------    ------    ------
   Basic earnings per common share:
      Income before extraordinary items                   $  192    $9,242    $6,689
                                                          ======    ======    ======
      Weighted-average common shares outstanding           7,520     7,526     7,433
   Basic earnings per common share                        $ 0.03    $ 1.23    $ 0.90
                                                          ======    ======    ======

   Diluted earnings per common share:
      Earnings applicable to common shares                $  192    $9,242    $6,689
                                                          ======    ======    ======
      Weighted-average common shares outstanding           7,520     7,526     7,433
      Add - Options                                           99       337       299
                                                          ------    ------    ------
      Weighted-average common shares outstanding plus
          potential dilutive common shares                 7,619     7,863     7,732
                                                          ======    ======    ======
   Diluted earnings per common share                      $ 0.03    $ 1.18    $ 0.87
                                                          ======    ======    ======

   After-tax earnings per share from extraordinary items:
   Extraordinary items:
       Basic earnings per common share                    $   --    $   --    $(0.05)
       Diluted earnings per common share                  $   --    $   --    $(0.06)

         Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for 2000 and 1998 are 919,600 and 298,500 shares, respectively.

Note 11. Business Segments

         The Company considers its continuing operations to comprise two segments: Atlantis Plastic Films and Atlantis Molded Plastics. During 2000, 1999, and 1998, an Atlantis Molded Plastics customer accounted for approximately 13%, 14%, and 12%, respectively, of the Company's net sales and 13%, 14%, and 12% respectively, of the Company's net accounts receivable. Summary data for 2000, 1999, and 1998 are as follows (in thousands):

                                 Atlantis    Atlantis
                                  Plastic     Molded
                                   Films     Plastics   Corporate   Consolidated
                                   -----     --------   ---------   ------------
2000
- ----
Net sales                        $174,903    $ 75,362    $     --     $250,265
Operating income                    6,066       5,299          --       11,365
Identifiable assets               105,792      60,416       8,258      174,466
Capital expenditures               10,262       4,194         926       15,382
Depreciation and amortization       4,730       3,870       2,850       11,450

1999
- ----
Net sales                        $177,147    $ 76,908    $     --     $254,055
Operating income                   18,172       6,813          --       24,985
Identifiable assets               112,696      59,388      (1,418)     170,666
Capital expenditures                9,177       4,323       2,411       15,911
Depreciation and amortization       4,521       3,644       2,283       10,448

1998
- ----
Net sales                        $176,192    $ 74,638    $     --     $250,830
Operating income                   17,884       3,231          --       21,115
Identifiable assets               108,713      56,552      (6,594)     158,671
Capital expenditures                2,360       3,001       1,208        6,569
Depreciation and amortization       4,589       3,346       2,049        9,984

Note 12. Profit Sharing and Retirement Plans

         Atlantis and its subsidiaries have a 401(k) defined contribution retirement plan. Generally, such plans cover all employees who have attained the age of 21 and have at least one year of service. The Board of Directors of each company determines contributions to the plans on an annual basis. Related expenses were approximately $432,000, $430,000 and $444,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

         Effective January 1, 2000, the Company established the Atlantis Plastics, Inc. Deferred Compensation Plan (the "Plan") for certain selected employees. Under the Plan, eligible employees may elect to make pre-tax contributions to a trust fund up to a maximum of 15% of annual earnings. The Company contribution to the Plan is based upon the employee's contribution to the Plan but could not exceed $2,700 per participant for 2000. Normally, the full amount of each participant's interest in the trust fund is paid upon termination of employment; however, the Plan allows participants to make early withdrawals of contributions, subject to certain restrictions. Company assets earmarked to pay benefits under the Plan are held by a rabbi trust. Under current accounting rules, assets of a rabbi trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses will be recorded in the Company's financial statements. The Company may terminate the Plan at any time. Total Company contributions to the Plan were approximately $53,000 for 2000.

Note 13. Related Parties

         During the first quarter of 1998, the Company completed negotiations with Trivest and Trivest II, affiliates of two major shareholders. Trivest, Trivest II, and the Company have certain common officers, directors, and shareholders. As a result of these agreements and the termination of the employment agreements between the Company and the Chairman and Vice Chairman of the Board of Directors, management fees, expense allocations, and rent related payments paid to Trivest, and salaries and benefits paid to these two officers were restructured. During 2000, 1999, and 1998, the Company incurred costs related to these payments of approximately $ 1,296,000, $1,150,000, and $950,000 respectively.

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

         Atlantis and its subsidiaries lease various office space, buildings, transportation, and production equipment with terms in excess of one year. Total expense under these agreements for the years ended December 31, 2000, 1999, and 1998 was approximately $1.3 million, $1.0 million, and $1.4 million, respectively.

         The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 2000, consisted of the following (in thousands):

                              Year           Amount
                              ----           ------
                              2001           $1,655
                              2002            1,275
                              2003            1,148
                              2004              967
                              2005              841
                              Thereafter      3,050
                                             ------
                              Total          $8,936
                                             ======


Note 15. Quarterly Financial Data (Unaudited)

   Unaudited consolidated quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:

                                                              (in thousands, except per share data)
                                           1st QUARTER          2nd QUARTER            3rd QUARTER           4th QUARTER
                                       ------------------    ------------------    ------------------    ------------------
                                         2000       1999       2000       1999       2000       1999       2000       1999
                                       -------    -------    -------    -------    -------    -------    -------    -------
Net sales                              $64,474    $58,973    $65,251    $65,052    $63,206    $65,104    $57,334    $64,926
Gross profit                            10,992     12,414      9,533     13,222      7,918     12,386      8,657     12,090
Net income (loss)                        1,059      2,106        356      2,631      (681)      2,530      (542)      1,975
Income (loss) before extraordinary
  items per common share
    Basic
        - Net income (loss)              $0.14      $0.28      $0.05      $0.35     (0.09)      $0.33    $(0.07)      $0.27
    Diluted
        - Net income (loss)              $0.14      $0.27      $0.05      $0.33    $(0.09)      $0.32    $(0.07)      $0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company has had no changes in or disagreements with its independent auditors on accounting or financial disclosure.

                                    PART III

ITEMS 10, 11, 12, AND 13

         The information called for by Items 10, 11, 12, and 13 is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

           (a)        Documents filed as a part of this report:

                                                                           Page
                                                                           ----

           (1)        Financial Statements:
                      Report of Independent Auditors......................  19
                      Consolidated Statements of Income...................  20
                      Consolidated Balance Sheets.........................  21
                      Consolidated Statements of Shareholders' Equity.....  22
                      Consolidated Statements of Cash Flows...............  23
                      Notes to Consolidated Financial Statements..........  24


           (2)        Financial Statement Schedules:
                      The following Financial Statement Schedule for the years ended December 31, 2000, 1999, and 1998 is submitted herewith:

                      Schedule II - Valuation and Qualifying Accounts.....  35

                      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

         The information called for by Item 14(a) 3. Exhibit Listing, can be obtained free of charge by any Company Stockholder by writing to Paul Saari, Senior Vice President of Finance, at the corporate headquarters office.

           (b)        Reports on Form 8-K

                      During the fourth quarter of 2000, no reports on Form 8-K were filed by the Registrant.

 Atlantis Plastics, Inc.
 Schedule II - Valuation and Qualifying Accounts for the years ended December 31, ($ in thousands)

                                                            Balance at  Charged to   Charged                    Balance
                                                             Beginning   Costs and  to Other                     at End
 Classification                                               of Year    Expenses   Accounts   Deductions (a)   of Year
2000
     Allowances reducing the assets in the balance sheet:
        Doubtful accounts receivable                          $1,129      $  369       $--         $  850        $  648
        Reserve for sales allowances                             774          50        --             --           824
        Reserve for inventory obsolescence                       616         164        --             68           712
                                                              ------      ------       ---         ------        ------
           Total                                              $2,519      $  583       $--         $  918        $2,184
                                                              ======      ======       ===         ======        ======

1999
     Allowances reducing the assets in the balance sheet:
        Doubtful accounts receivable                          $  955      $  377       $--         $  203        $1,129
        Reserve for sales allowances                             561         346        --            133           774
        Reserve for inventory obsolescence                       724         140        --            248           616
                                                              ------      ------       ---         ------        ------
           Total                                              $2,240      $  863       $--         $  584        $2,519
                                                              ======      ======       ===         ======        ======

1998
     Allowances reducing the assets in the balance sheet:
        Doubtful accounts receivable                          $  896      $  257       $--         $  198        $  955
        Reserve for sales allowances                             333         479        --            251           561
        Reserve for inventory obsolescence                       426         682        --            384           724
                                                              ------      ------       ---         ------        ------
           Total                                              $1,655      $1,418       $--         $  833        $2,240
                                                              ======      ======       ===         ======        ======

(a)       Includes amounts written-off as uncollectible, allowances granted and obsolete inventory

           (3) Exhibits (An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

    3.1    Registrant's Articles of Incorporation (3.1)(1)

    3.2    Registrant's Bylaws (February 1988) (3.2)(1)

    4.1 Form of Stock Certificate evidencing ownership of Registrant's Class A Common Stock(7)

    4.2 Trust Indenture between Registrant and American Stock Transfer and Trust Company (4.2)(5)

    4.3    Form of Senior Note, dated February 15, 1993 (4.3)(6)

   10.1    *Registrant's 1997 Stock Option Plan.(14)

   10.2    *Registrant's 1998 Stock Option Plan. (16)

   10.3    *Form of Indemnification Agreement. (10.47)(6)

   10.4 *Management Agreement dated as of January 1, 1998 between Registrant and Trivest, Inc. (10.1)(17)

   10.5 *Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (10.2)(17)

   10.6 Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (10.9)(19)

   10.7 Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (10.40)(3)

   10.8 License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (10.41)(3)

   10.9 Loan Contract, dated October 30, 1987, between State of Minnesota and National Poly Products, Inc. (10.11)(2)

   10.10 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated October 30, 1991. (10.43)(3)

   10.11 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated January 13, 1992. (10.44)(3)

   10.12 Consent and Acknowledgment to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated February 18, 1993. (10.22)(5)

   10.13 Loan Agreement between Arkansas Development Finance Authority and Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), dated March 18, 1992. (10.69)(4)

   10.14 Promissory Note from Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992. (10.70)(4)

   10.15 Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (10.78)(4)

   10.16 First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (10.21)(15)

   10.17 Credit Agreement, dated February 22, 1993, between the Registrant and Heller Financial, Inc. (the "Heller Credit Agreement"). (10.39)(5)

   10.18 First Amendment and Waiver, dated March 28, 1994, to Heller Credit Agreement. (10.29)(7)

   10.19 Consent Letter, dated May 23, 1994, to Heller Credit Agreement. (10.30)(7)

   10.20 Second Amendment, dated August 15, 1994, to Heller Credit Agreement. (10.31)(7)

   10.21 Consent Letter, dated September 9, 1994, to Heller Credit Agreement. (10.32)(7)

   10.22 Consent Letter, dated February 13, 1995, to Heller Credit Agreement. (10.33)(7)

   10.23 Consent and Waiver Letter, dated February 24, 1995, to Heller Credit Agreement. (10.34)(7)

   10.24 Third Amendment to Heller Credit Agreement and Consent, dated as of March 30, 1995. (10.3)(8)

   10.25 Fourth Amendment to Heller Credit Agreement, dated as of September 30, 1995. (10.2)(9)

   10.26 Fifth Amendment to Heller Credit Agreement, dated as of December 31, 1995. (10.33)(10)

   10.27 Sixth Amendment to Heller Credit Agreement, dated as of December 30, 1995. (10.1)(11)

   10.28 Seventh Amendment to Heller Credit Agreement, dated as of September 5, 1996. (10.2)(11)

   10.29 Eighth Amendment to Heller Credit Agreement, dated as of November 6, 1996. (10.35)(12)

   10.30 Ninth Amendment to Heller Credit Agreement, dated as of January 31, 1997. (10.36)(12)

   10.31 Tenth Amendment to Heller Credit Agreement, dated as of August 4, 1997. (10.38)(15)

   10.32 Eleventh Amendment to Heller Credit Agreement, dated as of November 3, 1997. (10.7) (13)

   10.33 Twelfth Amendment to Heller Credit Agreement, dated as of February 20, 1998. (10.40)(15)

   10.34 Thirteenth Amendment to Heller Credit Agreement, dated as of August 21, 1998. (10.1)(18)

   10.35 Fourteenth Amendment to Heller Credit Agreement, dated as of October 15, 1998. (10.2)(18)

   10.36 Fifteenth Amendment to Heller Credit Agreement, dated as of February 22, 1999. (10.41)(19)

   10.37 Sixteenth Amendment to Heller Credit Agreement, dated as of May 22, 1999. (10.1)(20)

   10.38 Seventeenth Amendment to Heller Credit Agreement, dated as of November 12, 1999. (10.9)(21)

   10.39 Eighteenth Amendment to Heller Credit Agreement, dated as of May 12, 2000. (10.1)(23)

   10.40 Ninteenth Amendment to Heller Credit Agreement, dated as of September 30, 2000. (10.3)(25)

   10.41 Amended Revolving Note, dated September 30, 2000, between the Registrant and Heller Financial, Inc. (10.4)(25)

   10.42 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (10.35)(7)

   10.43 *Employment Agreement, dated February 1, 1995, between the Registrant and Anthony F. Bova. (10.1)(8)

   10.44 *Fifth Amendment, dated January 26, 2001, to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova.

   10.45 *Separation Agreement, dated July 18, 2000, between Registration and Paul Rudovsky. (10.2)(25)

   10.46 *Registrant's Deferred Compensation Plan, incorporated by reference and filed with the Registrant's Form S-8 filed April 5, 2000 (no. 333-34050). (10.3)(23)

   10.47 Master Security Agreement and Promissory Note between Cyanede Plastics, Inc. and General Electric Capital Corporation ("GECC") in the amount of $2,673,919, dated as of February 23, 1995. (10.4)(8)

   10.48 Corporate Guaranty of the Registrant of the obligations of Cyanede Plastics, Inc. to GECC, dated as of February 23, 1995. (10.5)(8)

   10.49 Master Security Agreement and Promissory Note between Pierce Plastics, Inc. and GECC in the amount of $221,790, dated as of February 23, 1995. (10.6)(8)

   10.50 Corporate Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to GECC, dated as of February 23, 1995. (10.7)(8)

   10.51 Master Security Agreement and Promissory Note between Atlantis Plastic Films, Inc. (as successor by merger to Linear Films, Inc.) and GECC in the amount of $900,000, dated as of February 23, 1995. (10.10)(8)

   10.52 Promissory Note from Atlantis Plastic Films, Inc. to GECC in the amount of $650,000, dated as of February 23, 1995. (10.11)(8)

   10.53 Corporate Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to GECC dated as of February 23, 1995. (10.12)(8)

   10.54 Loan and Security Agreement by the Among Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., Plastic Containers, Inc. and The CIT/Equipment Group Financing, Inc. ("CIT"), dated as of April 13, 1995. (10.13)(8)

   10.55 First Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc. Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc., Plastic Containers, Inc. and CIT dated to be effective as of December 31, 1995. (10.47)(10)

   10.56 Second Amendment to Loan and Security Agreement by and among Atlantis Plastic Films, Inc. Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.) Pierce Plastics, Inc. and CIT dated to be effective as of December 31, 1996. (10.51)(12)

   10.57 Promissory Note from Atlantis Plastic Films, Inc., Cyanede Plastics, Inc., Pierce Plastics, Inc., and Plastic Containers, Inc. to CIT in the amount of $15,000,000, dated as of April 13, 1995. (10.14)(8)

   10.58 Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to CIT, dated as of April 13, 1995. (10.15)(8)

   10.59 Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of January 30, 1997. (10.57)(12)

   10.60 Second Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, dated as of May 17, 2000. (10.1) (24)

   10.61 Commercial Installment Note from Pierce Plastics, Inc. to National City Bank of Indiana in the amount of $862,468.72, dated as of March 15, 2000.(22)

   10.62 Commercial Installment Note from Pierce Plastics, Inc. to National City Bank of Indiana in the amount of $826,557.52, dated as of August 15, 2000. (10.1)(25)

   10.63 Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to National City Bank of Indiana, dated as of March 15, 2000.
           (22)

   10.64 Consolidated Amendment No. 1 to Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of December 31, 1997. (10.66) (15)

   10.65 Demand Promissory Note from Atlantis Plastics Films, Inc. to GECC in the amount of $1,280,579.70, dated as of May 8, 1998. (10.18) (10)

   10.66 Lease between Principal Life Insurance Company and Atlantis Plastics Films, Inc., dated as of March 8, 2000. (10.2) (24)

   10.67 Guaranty of Lease by Registrant of the obligations of Atlantis Plastics Films, dated as of March 8, 2000. (10.3) (24)

   21.1    Registrant's Subsidiaries

   23.1 Consent of Ernst & Young LLP relating to the Company's Registration Statements on Form S-8 (No. 333-34197, No. 333-63855, 333-34050, and
           No. 333-34050)

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

   (14)    Incorporated by reference to Exhibit A filed with the Registrant's
           Schedule 14A filed on April 29, 1997.

   (15) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   (16)    Incorporated by reference to Exhibit A filed with the Registrant's
           Schedule 14A filed on April 17, 1998.

   (17) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

   (18) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 1998.

   (19) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

   (20) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 1999.

   (21) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 1999.

   (22) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

   (23) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Annual Report on Form 10Q for the quarter ended March 31, 2000.

   (24) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 2000.

   (25) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 2000.

           (b)      Reports on Form 8-K

           During the fourth quarter of 2000, the Registrant filed no reports on Form 8-K.

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

                                               ATLANTIS PLASTICS, INC.

Date: April 2, 2001           By:/S/                PAUL G. SAARI
                                 ---------------------------------------------
                                                    Paul G. Saari

                                         Senior Vice President, Finance and
                                               Chief Financial Officer

Date: April 2, 2001           By:/S/               SUSAN G. EDWARDS
                                 ---------------------------------------------
                                                   Susan G. Edwards
                                                      Controller

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

              Signature                                          Title                             Date
              ---------                                          -----                             ----
 /s/    EARL W. POWELL                                   Chairman of the Board                April 2, 2001
- --------------------------------------------
        Earl W. Powell

                                                     Director, Vice Chairman, and
 /s/    PHILLIP T. GEORGE, M.D.                   Chairman of the Executive Committee         April 2, 2001
- --------------------------------------------
        Phillip T. George, M.D.

                                                          President and Chief
 /s/    ANTHONY F. BOVA                                    Executive Officer                  April 2, 2001
- --------------------------------------------
        Anthony F. Bova

                                                  Senior Vice President, Finance and
 /s/    PAUL G. SAARI                                 Principal Financial Officer             April 2, 2001
- --------------------------------------------
        Paul G. Saari

                                                            Controller and
 /s/    SUSAN G. EDWARDS                             Principal Accounting Officer             April 2, 2001
- --------------------------------------------
        Susan G. Edwards

 /s/    CHARLES D. MURPHY, III                                 Director                       April 2, 2001
- --------------------------------------------
        Charles D. Murphy, III

 /s/    CHESTER B. VANATTA                                     Director                       April 2, 2001
- --------------------------------------------
        Chester B. Vanatta

 /s/    LARRY D. HORNER                                        Director                       April 2, 2001
- --------------------------------------------
        Larry D. Horner

/s/     CESAR ALVAREZ                                          Director                      April 2, 2001
- --------------------------------------------
        Cesar Alvarez

                                INDEX TO EXHIBITS

Exhibit
- -------

 10.44 *Fifth Amendment, dated January 26, 2001, to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova.

 21.1    Registrant's Subsidiaries

 23.1 Consent of Ernst & Young LLP relating to the Company's Registration Statements on Form S-8 (No. 333-34197, No. 333-63855, 333-34050, and
         No. 333-34050)