Form 10-Q
period 2001-03-31
ATLANTIS PLASTICS INC
filed 2001-05-15
CIK 811828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to__________________

                          Commission File number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                         FLORIDA                                             06-1088270
                         -------                                             ----------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

     1870 The Exchange, Suite 200, Atlanta, Georgia             30339
     ----------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

       (Registrant's telephone number, including Area Code) (800) 497-7659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No_____.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class Shares                       Outstanding at March 31, 2001
        -------------                      -----------------------------
      A, $.10 par value                              4,854,906
      B, $.10 par value                              2,676,947

                             ATLANTIS PLASTICS, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2001

                                      INDEX

Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)                                Page
                                                                            ----
            a)   Consolidated Balance Sheets
                 as of March 31, 2001 and December 31, 2000.................. 1

            b)   Consolidated Statements of Income
                 for the three months ended March 31, 2001 and 2000.......... 2

            c)   Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2001 and 2000.......... 3

            d)   Notes to Consolidated Financial Statements
                 for the three months ended  March 31, 2001.................. 4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 7

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk........12

Part II. Other Information

   Item 1.  Legal Proceedings................................................13

   Item 6.  Exhibits and Reports on Form 8-K.................................13

Signatures...................................................................14

                          Part 1. Financial Information

Item 1.  Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

----------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,     December 31,
                                                                                                2001 (1)         2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                                                    $  1,883        $  2,445
  Accounts receivable, less allowance for doubtful accounts                                      28,098          25,227
    and returned items of $1,176 in 2001 and $1,472 in 2000
  Inventories                                                                                    17,591          18,346
  Other current assets                                                                            5,542           9,099
---------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                           53,114          55,117

  Property and equipment, net                                                                    70,979          71,846
  Goodwill, net of accumulated amortization                                                      47,724          48,133
  Other assets                                                                                      357             511
---------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                                 $172,174        $175,607
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses                                                        $ 19,561        $ 19,329
  Current portion of long-term debt                                                              40,801          19,025
---------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                      60,362          38,354

  Long-term debt, less current portion                                                           54,125          79,534
  Deferred income taxes                                                                          10,849          11,355
  Other liabilities                                                                                 -                51
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                             125,336         129,294

  Commitments and contingencies                                                                     -               -

  Shareholders' equity:
    Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
        4,854,906 and 4,856,846 shares issued and outstanding in 2001 and 2000                      485             486
    Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
        2,676,947 shares issued and outstanding in 2001 and 2000                                    268             268
  Additional paid-in capital                                                                     10,677          10,679
  Notes receivable from sale of Common Stock                                                     (1,517)         (1,625)
  Retained earnings                                                                              36,925          36,505
---------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                     46,838          46,313
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                                   $172,174        $175,607
---------------------------------------------------------------------------------------------------------------------------

(1) Unaudited

                             See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                            2001        2000
--------------------------------------------------------------------------------

Net sales                                                $64,702      $64,474

Cost of sales                                             54,302       53,482
--------------------------------------------------------------------------------
Gross profit                                              10,400       10,992

Selling, general and administrative expenses               6,942        6,576
--------------------------------------------------------------------------------
Operating income                                           3,458        4,416

Net interest expense                                      (2,569)      (2,506)
--------------------------------------------------------------------------------
Income before provision for income taxes                     889        1,910

Provision for income taxes                                  (463)        (851)

Net income                                               $   426      $ 1,059
--------------------------------------------------------------------------------

Earnings per share
Basic and Diluted:
Net income                                               $  0.06      $  0.14

--------------------------------------------------------------------------------

Weighted average number of shares used in
  computing earnings per share (in thousands)
Basic                                                      7,533        7,503
Diluted                                                    7,543        7,760
--------------------------------------------------------------------------------

                             See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

---------------------------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                March 31,
                                                                            2001         2000
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                             $   426       $ 1,059
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                             2,447         2,237
  Loss (gain) on disposal of assets                                            5           (13)
  Amortization of goodwill                                                   448           396
  Loan fee and other amortization                                            116           112
  Interest receivable from shareholder loans                                 (32)          (32)
  Deferred income taxes                                                     (506)           22
  Change in assets and liabilities, net of acquisition of business         1,659        (1,649)
---------------------------------------------------------------------------------------------------
  Total adjustments                                                        4,137         1,073
---------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                4,563         2,132

Cash Flows From Investing Activities
  Capital expenditures                                                    (1,586)       (2,880)
  Purchase of business                                                       (39)          -
  Proceeds from asset dispositions                                             1            57
---------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                   (1,624)       (2,823)
---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net (repayments) borrowings under revolving credit agreements           (3,000)          900
  Payments on long-term debt                                                (633)         (673)
  Payments on notes receivable from shareholders                             140           193
  Purchase of common stock                                                    (8)         (146)
  Proceeds from exercise of stock options                                    -             191
---------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                     (3,501)          465
---------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                   (562)         (226)
Cash and cash equivalents at beginning of period                           2,445         2,288
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $ 1,883       $ 2,062
---------------------------------------------------------------------------------------------------

                             See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2000.

Inventories

         The components of inventory consist of the following:

                                        March 31           December 31
(in thousands)                            2001                 2000
-----------------------------------------------------------------------
Raw Materials                            $  9,683            $  9,102
Work in Process                               116                 107
Finished Products                           7,792               9,137
-----------------------------------------------------------------------
                                         $ 17,591            $ 18,346
-----------------------------------------------------------------------

Segment Information

         The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                             Three Months Ended March 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                            Atlantis               Atlantis
                                            Plastics                Molded
(in thousands)                                Films                Plastics            Corporate             Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net sales                                    $46,335                $18,367                -                    $64,702
Operating income                               2,759                    699                -                      3,458
Identifiable assets                          107,134                 59,919            $ 5,121 (1)              172,174
Capital expenditures                             980                    599                  7                    1,586
 Depreciation and
    amortization                               1,213                  1,109                689                    3,011

                                             Three Months Ended March 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                            Atlantis               Atlantis
                                            Plastics                Molded
(in thousands)                                Films                Plastics            Corporate             Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net sales                                    $43,573                $20,901                -                    $64,474
Operating income                               2,271                  2,145                -                      4,416
Identifiable assets                          109,873                 61,140           $ (1,715) (1)             169,298
Capital expenditures                           1,927                    839                114                    2,880
 Depreciation and
    amortization                               1,160                    927                658                    2,745

(1) Corporate identifiable assets are primarily intercompany balances.

Earnings Per Share Data

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                            Three Months
                                                           Ended March 31
(in thousands, except per share data)                    2001         2000
---------------------------------------------------------------------------
Basic earnings per common share:
Net income                                              $  426       $1,059
---------------------------------------------------------------------------
Weighted-average shares outstanding                      7,533        7,503
Basic earnings per common share                         $ 0.06       $ 0.14
---------------------------------------------------------------------------

Diluted earnings per common share
Net income                                              $  426       $1,059
---------------------------------------------------------------------------
Weighted-average shares outstanding                      7,533        7,503
Add - Options                                               10          257
---------------------------------------------------------------------------
Weighted-average common shares outstanding plus
   potential dilutive common shares                      7,543        7,760
---------------------------------------------------------------------------
Diluted earnings per share                              $ 0.06       $ 0.14
---------------------------------------------------------------------------

         Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for the quarter ended March 31, 2001 and March 31, 2000 not included above are 812,158 and 13,352 shares, respectively.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

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

         Atlantis Plastic Films, which accounts for approximately 70% of the Company's net sales and produces (i) stretch films, which are multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage; (ii) custom film products, such as high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets; and (iii) institutional products such as aprons, gloves, and tablecloths that are converted from polyethylene films.

         Atlantis Molded Plastics, which accounts for approximately 30% of the Company's net sales, consists of two principal technologies serving a variety of specific market segments described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

         Selected income statement data for the quarterly periods ended March 31, 2000 through March 31, 2001 are as follows:

                                 2001                                    2000
                               -------        ---------------------------------------------------------
($ in millions)                   Q1               Q4              Q3             Q2              Q1
-------------------------------------------------------------------------------------------------------
NET SALES
Plastic Films                   $46.3            $40.9           $44.5          $45.9            $43.6
Molded Plastics                  18.4             16.5            18.7           19.3             20.9
-------------------------------------------------------------------------------------------------------
  Total                         $64.7            $57.4           $63.2          $65.2            $64.5

GROSS PROFIT
Plastic Films                     17%              15%             11%            13%              15%
Molded Plastics                   15%              15%             16%            18%              21%
-------------------------------------------------------------------------------------------------------
  Total                           16%              15%             13%            15%              17%

OPERATING INCOME
Plastic Films                      6%               4%              1%             4%               5%
Molded Plastics                    4%               3%              6%             9%              10%
-------------------------------------------------------------------------------------------------------
  Total                            5%               3%              3%             5%               7%

-------------------------------------------------------------------------------------------------------
NET INTEREST EXPENSE             $2.6             $2.6            $2.6           $2.6             $2.5
-------------------------------------------------------------------------------------------------------

Results of Operations

Net Sales

         Net sales increased to $64.7 million in the quarter ended March 31, 2001, compared to $64.5 million for the quarter ended March 31, 2000. Atlantis Plastics Films' volume (measured in pounds) for the quarter ended March 31, 2001 increased 10% over the comparable quarter in 2000 and 16% over the quarter ended December 31, 2000.

         Weakness in the home building and durable goods sectors resulted in a decline from the prior year of 12% in net sales for Atlantis' Molded Products segment. Net sales in the quarter ended March 31, 2001, decreased to $18.4 million compared to $20.9 million for the quarter ended March 31, 2000.

         In May 2001, the Company agreed to certain retroactive price concessions with a customer, which will result in a charge of approximately $200,000 during the quarter ended June 30, 2001.

Gross Profit and Operating Profit

         Atlantis' gross margin decreased to 16% in the quarter ended March 31, 2001, compared to 17% for the quarter ended March 31, 2000. Operating margin decreased to 5% in the quarter ended March 31, 2001, compared to 7% for the quarter ended March 31, 2000. In the plastic films segment, gross margin increased to 17% in the quarter ended March 31, 2001, compared to 15% in the quarter ended March 31, 2000, as a result of the increased volume and resulting improved asset utilization. Operating margins in the plastic films segment increased to 6% in the first quarter of 2001, compared with 5% in the first quarter 2000.

         In Atlantis' Molded Products segment, the economic slowdown and resulting decline in volume caused gross margins and operating margins to decline to 15% and 4% respectively, in the quarter ended March 31, 2001, compared to 21% and 10% respectively, for the quarter ended March 31, 2000.

Selling, General, and Administrative Expense

         The Company's selling, general, and administrative ("SG&A") expense increased to $6.9 million in the quarter ended March 31, 2001 from $6.6 million in the quarter ended March 31, 2000. The increase is primarily the result of increased incentives for sales personnel in the plastic films segment for the record sales volume experienced during the first quarter 2001.

Net Interest Expense and Income Taxes

         Net interest expense for the quarter ended March 31, 2001 increased to $2.6 million, compared to $2.5 million for the quarter ended March 31, 2000. Total debt increased to $94.9 at March 31, 2001, compared to $92.0 million at March 31, 2000. However, interest rate declines in the quarter ended March 31, 2001 resulted in a lower average interest rate on the variable portion of debt, primarily the debt associated with the revolving credit agreement, compared to the average variable interest rate for the quarter ended March 31, 2000.

         The Company's effective income tax rate in both 2001 and 2000 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes.

Income

         As a result of the factors described above, operating income decreased to $3.5 million (5% of net sales) during the quarter ended March 31, 2001, compared to $4.4 million (7% of net sales) for the quarter ended March 31, 2000. Net income and basic and diluted earnings per share for the quarter ended March 31, 2001 and 2000 were as follows:

                                               2001                 2000
                                             ------------         ------------
Net income                                   $0.4 million         $1.1 million
   Basic earnings per share                  $0.06                $0.14
   Diluted earnings per share                $0.06                $0.14

Liquidity and Capital Resources

         At March 31, 2001, the Company had approximately $94.9 million of outstanding indebtedness, approximately $1.9 million in cash and cash equivalents, and an additional $15.2 million unused availability under its revolving credit facility, net of outstanding letters of credit of approximately $1.3 million. The revolving credit facility expires November 12, 2001, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of April 30, 2001 borrowings on this facility totaled $16.5 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $12.2 million. The Company's principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures. It expects to meet its short and long-term liquidity needs, including those related to the Senior Note sinking fund payment due February 2002, with cash on hand, funds generated from operations, funds available under its revolving credit facility, and as discussed below, possible additional borrowing to refinance the long-term debt.

         At March 31, 2001 the Company's current portion of long-term debt increased by $21.8 million to $40.8 million from the balance of $19.0 million at December 31, 2000. This increase was primarily the result of the reclassification from long-term debt to current debt of the $24.8 million sinking fund payment due February 2002 on its 11% Senior Notes. In April 2001, Atlantis repurchased $3.5 million in principal amount, of its 11% Senior Notes, which reduced the February 2002 sinking fund requirement by the same amount. In addition, Atlantis is exploring alternatives to refinance its long-term debt, including its 11% Senior Notes due February 2003 and the remaining sinking fund payment of $21.3 million due February 2002.

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

         In the event that the Company's cash flow from operations is not sufficient to fund the Company's expenditures or to service its indebtedness, including the required $21.3 million sinking fund payment, the Company would be required to raise additional funds through the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its highly leveraged capital structure could significantly limit its ability to finance its expansion program and other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.

Cash Flows from Operating Activities

For the quarter ended March 31, 2001, net cash provided by operating activities was approximately $4.6 million, compared to $2.1 million for the quarter ended March 31, 2000. The difference between the Company's net income of $426,000 and its $4.6 million operating cash flow for the quarter ended March 31, 2001 was primarily attributable to approximately $3.0 million of depreciation and amortization expense, a $3.6 million decrease in other assets resulting primarily from the receipt of resin rebates and tax refunds, an approximately $755,000 decrease in inventories, partially offset by an approximately $2.9 million increase in accounts receivable due to increased net sales, and a $506,000 decrease in deferred income taxes.

Cash Flows from Investing Activities

         Net cash used in investing activities decreased to $1.6 million in the quarter ended March 31, 2001, compared to $2.8 million for the quarter ended March 31, 2000. This decrease was primarily the result of reduced capital expenditures (net of dispositions).

Cash Flows from Financing Activities

         Net cash used in financing activities for the quarter ended March 31, 2001 was $3.5 million, compared with net cash provided by financing activities of $0.5 million for the quarter ended March 31, 2000. The Company's financing cash flow for the quarter ended March 31, 2001 reflects net repayments of $3.0 million under the revolving credit agreements and approximately $633,000 in payments on long-term debt. This was partially offset by the receipt of approximately $140,000 in interest due from shareholder notes.

         As stated earlier, in April 2001, the Company repurchased $3.5 million, in principal amount, of the 11% Senior Notes. This repurchase was financed with borrowings of $3.0 million under the revolving credit agreement.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on its financial statements.

Note Regarding Forward Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in press releases, annual or quarterly reports to shareholders, filings with the Securities Exchange Commission, presentations or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates, primarily as a result of its floating interest rate debt.

         The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on one month London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of March 30, 2001. The fair market value of the Senior Notes is based on quoted market price as of April 6, 2001. The carrying value of the Company's other long-term debt approximates its fair market value.

                            Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate
                                     ($ 000)

                                                                                                                       Value as of
                                 2001        2002       2003        2004        2005      Thereafter     Total        March 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Senior Notes

  - Maturity                  $      -    $ 24,775   $ 50,000      $    -      $    -       $    -      $ 74,775         $ 63,559

  - Average Interest Rate          11%         11%        11%

Other Long-Term Debt -
  Fixed Rate

  - Maturity                  $    128    $    179   $    126      $  124      $  143       $  212      $    912         $    912

  - Average Interest Rate        6.51%       6.53%      6.58%       6.58%       6.58%        6.58%

Other Long-Term Debt -
  Variable Rate*

  - Maturity                  $ 15,264     $ 2,854     $  336      $  125      $  660       $    -      $ 19,239         $ 19,239

  - Average Interest Rate        7.79%       7.15%      6.92%       6.83%       6.83%

*Based on LIBOR plus spreads of 1.75% to 2.75%, prime plus spreads of 1.0% and commercial paper plus 2.7% (all rates as of March 30, 2001)

                           Part II. Other Information

Item 1.  Legal Proceedings

The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS

(b)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

Items 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ATLANTIS PLASTICS, INC.



Date: May 15, 2001                   By:   /s/  Anthony F. Bova
                                           --------------------
                                           ANTHONY F. BOVA
                                           President and Chief Executive Officer

Date: May 15, 2001                   By:   /s/  Paul G. Saari
                                           ------------------
                                           PAUL G. SAARI
                                           Senior Vice President, Finance and
                                           Chief Financial Officer