Form 10-Q
period 2001-06-30
ATLANTIS PLASTICS INC
filed 2001-08-14
CIK 811828

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

                 For the quarterly period ended June 30, 2001
                                                -------------

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________to___________

                         Commission File number 1-9487
                                                ------

                            ATLANTIS PLASTICS, INC.
            (Exact name of registrant as specified in its charter)

               FLORIDA                                       06-1088270
               -------                                       ----------
    (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

       1870 The Exchange, Suite 200, Atlanta, Georgia              30339
       -----------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

     (Registrant's telephone number, including Area Code)  (800) 497-7659
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
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class Shares               Outstanding at August 1, 2001
            ------------               -----------------------------

         A, $.10 par value                        4,854,906
         B, $.10 par value                        2,676,947

                            ATLANTIS PLASTICS, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2001

                                     INDEX

Part I. Financial Information

 Item 1. Financial Statements (Unaudited)                                          Page
                                                                                   ----
         a) Consolidated Balance Sheets
            as of June 30, 2001 and December 31, 2000...........................     1

         b) Consolidated Statements of Income
            for the three months and six months ended June 30, 2001 and 2000....     2

         c) Consolidated Statements of Cash Flows
            for the six months ended June 30, 2001 and 2000.....................     3

         d) Notes to Consolidated Financial Statements
            for the six months ended  June 30, 2001.............................     4

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................     7

 Item 3. Quantitative and Qualitative Disclosure About Market Risk..............    13

Part II. Other Information

 Item 1. Legal Proceedings......................................................    14

 Item 4. Submission of Matters to a Vote of Security-Holders....................    14

 Item 6  Exhibits and Reports on Form 8-K.......................................    14

Signatures......................................................................    15

                         Part 1. Financial Information


Item 1.  Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)


---------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,      December 31,
                                                                                                  2001/(1)/        2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                                                      $    373          $  2,445
  Accounts receivable, less allowance for doubtful accounts                                        30,295            25,227
    and returned items of $1,379 in 2001 and $1,472 in 2000
  Inventories                                                                                      17,209            18,346
  Other current assets                                                                              6,696             9,099
---------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                             54,573            55,117

  Property and equipment, net                                                                      70,399            71,846
  Goodwill, net of accumulated amortization                                                        47,288            48,133
  Other assets                                                                                        223               511
---------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                                   $172,483          $175,607
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses                                                          $ 20,110          $ 19,329
  Current portion of long-term debt                                                                41,739            19,025
---------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                        61,849            38,354

  Long-term debt, less current portion                                                             51,887            79,534
  Deferred income taxes                                                                            11,570            11,355
  Other liabilities                                                                                    45                51
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                               125,351           129,294

  Commitments and contingencies                                                                         -                 -

  Shareholders' equity:
    Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
        4,855,329 and 4,856,846 shares issued and outstanding in 2001 and 2000                        485               486
    Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
        2,676,947 shares issued and outstanding in 2001 and 2000                                      268               268
  Additional paid-in capital                                                                       10,677            10,679
  Notes receivable from sale of Common Stock                                                       (1,543)           (1,625)
  Retained earnings                                                                                37,245            36,505
---------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                       47,132            46,313
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                                     $172,483          $175,607
---------------------------------------------------------------------------------------------------------------------------

 /(1)/ Unaudited

                            See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended         Six Months Ended
                                                                                          June 30,                  June 30,
                                                                                      2001       2000           2001       2000
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $62,493    $65,251       $127,195   $129,725

Cost of sales                                                                        53,240     55,718        107,542    109,200
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                          9,253      9,533         19,653     20,525

Selling, general and administrative expenses                                          6,699      6,211         13,641     12,787
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                      2,554      3,322          6,012      7,738

Net interest expense                                                                 (2,446)    (2,546)        (5,015)    (5,052)
--------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                108        776            997      2,686

Provision for income taxes                                                             (211)      (420)          (674)    (1,271)
--------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item                                                (103)       356            323      1,415
Extraordinary gain on early extinguishment of debt,
  net of income taxes                                                                   423          -            423          -
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                                          $   320    $   356       $    746   $  1,415
--------------------------------------------------------------------------------------------------------------------------------

Earnings per share - Basic
(Loss) income before extraordinary item                                             $ (0.01)   $  0.05       $   0.04   $   0.19
Extraordinary gain on early extinguishment of debt,
   net of income taxes                                                                 0.05          -           0.06          -
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $  0.04    $  0.05       $   0.10   $   0.19

Weighted average number of shares used in
  computing earnings per share (in thousands)                                         7,532      7,520          7,532      7,511

Earnings per share - Diluted
(Loss) income before extraordinary item                                             $ (0.01)   $  0.05       $   0.04   $   0.18
Extraordinary gain on early extinguishment of debt,
   net of income taxes                                                                 0.05          -           0.06          -
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $  0.04    $  0.05       $   0.10   $   0.18

Weighted average number of shares used in
  computing earnings per share (in thousands)                                         7,533      7,621          7,538      7,691


                            See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

--------------------------------------------------------------------------------------------------------------------------

                                                                                                     Six Months Ended
                                                                                                       June 30,
                                                                                                      2001       2000
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                                                       $   746         $ 1,415

  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                       5,060           4,545
  Loss (gain) on disposal of assets                                                                      4              (6)
  Gain on early extinguishment of debt                                                                (138)              -
  Amortization of goodwill                                                                             891             791
  Loan fee and other amortization                                                                      172             258
  Interest receivable from shareholder loans                                                           (58)            (67)
  Deferred income taxes                                                                                215             198
  Change in operating assets and liabilities                                                        (1,217)         (3,917)
--------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                                  4,929           1,802
--------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                          5,675           3,217

Cash Flows From Investing Activities
  Capital expenditures                                                                              (3,619)         (8,087)
  Purchase of business                                                                                 (46)              -
  Proceeds from asset dispositions                                                                       2              67
--------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                             (3,663)         (8,020)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Net borrowings under revolving credit agreements                                                   2,500           4,900
  Payments on long-term debt                                                                        (6,715)         (1,311)
  Payments on notes receivable from shareholders                                                       140             193
  Purchase of common stock                                                                              (9)           (389)
  Proceeds from exercise of stock options                                                                -             248
--------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                                               (4,084)          3,641
--------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                           (2,072)         (1,162)
Cash and cash equivalents at beginning of period                                                     2,445           2,288
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $   373         $ 1,126
--------------------------------------------------------------------------------------------------------------------------



                            See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Inventories

     The components of inventory consist of the following:

                             June 30         December 31
(in thousands)                2001              2000
--------------------------------------------------------
Raw materials              $ 8,396           $ 9,102
Work in process                 95               107
Finished products            8,718             9,137
--------------------------------------------------------
                           $17,209           $18,346
--------------------------------------------------------

Segment Information

     The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                Six Months Ended June 30, 2001
-----------------------------------------------------------------------------------------------
                                Atlantis          Atlantis
                                Plastics          Molded
(in thousands)                   Films           Plastics         Corporate        Consolidated
-----------------------------------------------------------------------------------------------
Net sales                        $89,328          $37,867             -            $127,195
Operating income                   4,112            1,900             -               6,012
Identifiable assets              104,089           62,103           $ 6,291/(1)/    172,483
Capital expenditures               2,168            1,247               204           3,619
Depreciation and
    amortization                   2,576            2,253             1,294           6,123



                                Six Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------
                                Atlantis          Atlantis
                                Plastics           Molded
(in thousands)                   Films            Plastics        Corporate        Consolidated
-----------------------------------------------------------------------------------------------
Net sales                       $ 89,507           $40,218                -            $129,725
Operating income                   3,947             3,791                -               7,738
Identifiable assets              109,528            60,108           $3,328/(1)/        172,964
Capital expenditures               5,967             1,726              394               8,087
Depreciation and
    amortization                   2,343             1,907            1,344               5,594

/(1)/ Corporate identifiable assets are primarily intercompany balances.

Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                Three Months                            Six Months
                                                                Ended June 30                         Ended June 30
dollars in thousands, except per share data                   2001               2000               2001                2000
----------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item                     $ (103)            $  356             $  323              $1,415
Extraordinary gain on early extinguishment of debt,
  net of income taxes                                          423                  -                423                   -
----------------------------------------------------------------------------------------------------------------------------
Net income                                                  $  320             $  356             $  746              $1,415
----------------------------------------------------------------------------------------------------------------------------


Earnings per share - basic
(Loss) income before extraordinary item                     $(0.01)            $ 0.05             $ 0.04              $ 0.19
Extraordinary gain on early extinguishment of debt,
   net of income taxes                                        0.05                  -               0.06                   -
----------------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 0.04             $ 0.05             $ 0.10              $ 0.19
----------------------------------------------------------------------------------------------------------------------------


Weighted average shares outstanding - basic                  7,532              7,520              7,532               7,511

Earnings per share - diluted
(Loss) income before extraordinary item                     $(0.01)            $ 0.05             $ 0.04              $ 0.18
Extraordinary gain on early extinguishment of debt,
   net of income taxes                                        0.05                  -               0.06                   -
----------------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 0.04             $ 0.05             $ 0.10              $ 0.18
----------------------------------------------------------------------------------------------------------------------------


Weighted average shares outstanding                          7,532              7,520              7,532               7,511
Net effect of dilutive stock options-based
   on treasury stock method                                      1                101                  6                 180
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - diluted                7,533              7,621              7,538               7,691

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will apply the non-amortization provisions and perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect, if any, the Statement will have on the financial statements of the Company.

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

     Atlantis Plastic Films, which accounts for approximately 70% of the Company's net sales, produces (i) stretch films, which are multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage; (ii) custom film products, such as high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets; and (iii) institutional products such as aprons, gloves, and tablecloths that are converted from polyethylene films.

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

     Selected income statement data for the quarterly periods ended March 31, 2000 through June 30, 2001 are as follows:

                                           2001                                                 2000
                                ---------------------------         -------------------------------------------------------------
($ in millions)                         Q2               Q1                Q4               Q3               Q2                Q1
---------------------------------------------------------------------------------------------------------------------------------
NET SALES
Plastic Films                        $43.0            $46.3             $40.9            $44.5            $45.9             $43.6
Molded Plastics                       19.5             18.4              16.5             18.7             19.3              20.9
---------------------------------------------------------------------------------------------------------------------------------

  Total                              $62.5            $64.7             $57.4            $63.2            $65.2             $64.5

GROSS PROFIT
Plastic Films                           14%              17%               15%              11%              13%               15%
Molded Plastics                         17%              15%               15%              16%              18%               21%
---------------------------------------------------------------------------------------------------------------------------------

  Total                                 15%              16%               15%              13%              15%               17%

OPERATING INCOME
Plastic Films                            3%               6%                4%               1%               4%                5%
Molded Plastics                          6%               4%                3%               6%               9%               10%
---------------------------------------------------------------------------------------------------------------------------------

  Total                                  4%               5%                3%               3%               5%                7%

NET INTEREST EXPENSE                 $ 2.4            $ 2.6             $ 2.6            $ 2.6            $ 2.6             $ 2.5

Results of Operations

Net Sales

     The Company's net sales for the quarter and six months ended June 30, 2001 were $62.5 million and $127.2 million, respectively, compared to $65.3 million and $129.7 million, respectively, for the comparable periods ending June 30, 2000. Atlantis Plastics Films' volume (measured in pounds) for the quarter ended June 30, 2001 was 6% below the quarter ended June 30, 2000. Six months films volume for the period ended June 30, 2001 was 2% higher than the comparable period ended June 30, 2000.

     The continued economic slowdown and weakness in the automotive, consumer durables, and home building sectors continued to adversely impact the molded products business during the six month period ended June 30, 2001. Net sales during such period declined to $37.9 million, compared to $40.2 million for the comparable six month period ended June 30, 2000. During the quarter ended June 30, 2001 net sales in the molded products business increased to $19.5 million from $19.3 million for the quarter ended June 30, 2000.

Gross Profit and Operating Profit

     Atlantis' gross margin for both the quarter and six months ended June 30, 2001 was 15%, compared with 15% and 16%, respectively, for the quarter and six month period ended June 30, 2000. Operating margin decreased to 4% and 5%, respectively, for the quarter and six month period ended June 30, 2001, compared to 5% and 6%, respectively, for the comparable period ended June 30, 2000. In the plastic films segment, gross margins and operating margins were 14% and 3%, respectively, for the quarter ended June 30, 2001, compared with 13% and 4%, respectively, for the quarter ended June 30, 2000. For the six month period ended June 30, 2001 gross margins and operating margins were 15% and 5%, respectively, compared to 14% and 4%, respectively, for the six month period ended June 30, 2000.

     In Atlantis' Molded Products segment, the economic slowdown and resulting decline in volume caused gross margins and operating margins to decline to 17% and 6%, respectively, for the quarter ended June 30, 2001, compared to 18% and 9%, respectively, for the quarter ended June 30, 2000. For the six month period ended June 30, 2001 gross margins and operating margins were 16% and 5%, respectively, compared to 20% and 9%, respectively, for the six month period ended June 30, 2000.

Selling, General, and Administrative Expense

     The Company's selling, general, and administrative ("SG&A") expense increased to $6.7 million and $13.6 million, respectively, for the quarter and six month period ended June 30, 2001 from $6.1 million and $12.8 million for the quarter and six month period ended June 30, 2000. The increase is primarily the result of increased incentives for sales personnel in the plastic films segment for the sales volume increase experienced during the first six months of 2001.

Net Interest Expense and Income Taxes

     Net interest expense for the quarter and six month period ended June 30, 2001 decreased to $2.4 million and $5.0 million, respectively, compared to $2.6 million and $5.1 million, respectively, for the comparable period ended June 30, 2000. Total debt decreased to $93.6 million at June 30, 2001 from $98.6 million at December 31, 2000 and $95.3 million at June 30, 2000. Interest rate declines in the six month period ended June 30, 2001 resulted in a lower average interest rate on the variable portion of debt, primarily the debt associated with the revolving credit agreement, compared to the average variable interest rate for the six month period ended June 30, 2000.

     The Company's effective income tax rate in both 2001 and 2000 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes.

Income

     As a result of the factors described above, operating income decreased to $2.6 million (4% of net sales) during the quarter ended June 30, 2001, compared to $3.3 million (5% of net sales) for the quarter ended June 30, 2000. Operating income decreased to $6.0 million (5% of net sales) for the six month period ended June 30, 2001, compared to $7.7 million (6% of net sales) for the six month period ended June 30, 2000. During the quarter ended June 30, 2001 the Company benefited from an extraordinary gain of $423,000, net of income taxes, or $0.05 per diluted share associated with the buyback of $6.1 million of the Company's Senior Notes.

     Net income and basic and diluted earnings per share for the quarter and six months ended June 30, 2001 and 2000 were as follows:

                                                                  Three Months                          Six Months
                                                                  Ended June 30                        Ended June 30
dollars in thousands, except per share data                   2001              2000              2001                2000
--------------------------------------------------------------------------------------------------------------------------

(Loss) income before extraordinary item                     $ (103)            $ 356             $ 323              $1,415

Extraordinary gain on early extinguishment of debt,
  net of income taxes                                          423                 -               423                   -
--------------------------------------------------------------------------------------------------------------------------
Net income                                                  $  320             $ 356             $ 746              $1,415
--------------------------------------------------------------------------------------------------------------------------

Earnings per share - basic
(Loss) income before extraordinary item                     $(0.01)            $0.05             $0.04              $ 0.19
Extraordinary gain on early extinguishment of debt,
   net of income taxes                                        0.05                 -              0.06                   -
--------------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 0.04             $0.05             $0.10              $ 0.19
--------------------------------------------------------------------------------------------------------------------------

Earnings per share - diluted
(Loss) income before extraordinary item                     $(0.01)            $0.05             $0.04              $ 0.18
Extraordinary gain on early extinguishment of debt,
   net of income taxes                                        0.05                 -              0.06                   -
--------------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 0.04             $0.05             $0.10              $ 0.18
--------------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

     At June 30, 2001, the Company had approximately $93.6 million of outstanding indebtedness, approximately $0.4 million in cash and cash equivalents, and an additional $9.7 million unused availability under its revolving credit facility, net of outstanding letters of credit of approximately $1.3 million. The revolving credit facility expires November 12, 2001, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of August 8, 2001 borrowings on this facility totaled $17.5 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $11.2 million. The Company's principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures.

     At June 30, 2001 the Company's current portion of long-term debt increased by $22.7 million to $41.7 million from the balance of $19.0 million at December 31, 2000. This increase was primarily the result of the reclassification from long-term debt to current debt of the $18.6 million remaining sinking fund payment due February 2002 on its 11% Senior Notes. In the quarter ended June 30, 2001, Atlantis repurchased $6.2 million in principal amount, of its 11% Senior Notes, which reduced the February 2002 sinking fund requirement by the same amount. In addition, Atlantis is exploring alternatives to refinance its long-term debt, including its 11% Senior Notes due February 2003 and the remaining sinking fund payment of $18.6 million due February 2002.

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

     In the event that the Company's cash flow from operations is not sufficient to fund the Company's expenditures or to service its indebtedness, including the $18.6 million sinking fund payment, the Company would be required to raise additional funds from possible additional borrowings or through the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its highly leveraged capital structure could significantly limit its ability to finance its expansion program and other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.

Cash Flows from Operating Activities

     For the six months ended June 30, 2001, net cash provided by operating activities was approximately $5.7 million, compared to $3.2 million for the six months ended June 30, 2000. The difference between the Company's net income of $746,000 and its $5.7 million operating cash flow for the six months ended June 30, 2001 was primarily attributable to approximately $6.0 million of depreciation and amortization expense, a $2.4 million decrease in other assets resulting primarily from the receipt of resin rebates and tax refunds, an approximately $1.1 million decrease in inventories, an approximately $781,000 increase in accounts payable and accrued expenses and an approximately $215,000 increase in deferred income taxes. These items were partially offset by an approximately $5.1 million increase in accounts receivable due to increased net sales.

Cash Flows from Investing Activities

     Net cash used in investing activities decreased to $3.7 million for the six months ended June 30, 2001, compared to $8.0 million for the six months ended June 30, 2000. This decrease was primarily the result of reduced capital expenditures (net of dispositions).

Cash Flows from Financing Activities

     Net cash used in financing activities for the six months ended June 30, 2001 was $4.1 million, compared with net cash provided by financing activities of $3.6 million for the six months ended June 30, 2000. The Company's financing cash flow for the six months ended June 30, 2001 reflects the repurchase of approximately $6.2 million of the Company's 11% Senior Notes and approximately $545,000 in payments on other long-term debt. This was partially offset by net borrowings of $2.5 million under the revolving credit agreements and by the receipt of approximately $140,000 in interest due from shareholder notes.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will apply the non-amortization provisions and perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect, if any, the Statement will have on the financial statements of the Company.

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

     The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on one month London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of July 31, 2001. The fair market value of the Senior Notes is based on quoted market price as of July 31, 2001. The carrying value of the Company's other long-term debt approximates its fair market value.

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                                    ($ 000)

                                                                                                      Value as of
                             2001         2002       2003     2004    2005    Thereafter     Total   June 30, 2001
--------------------------------------------------------------------------------------------------------------------
Senior Notes

  - Maturity                $     -      $18,605    $50,000   $   -   $   -     $    -      $68,605      $68,605

  - Average Interest Rate        11%          11%        11%


Other Long-Term Debt - Fixed Rate

  - Maturity                $    87      $   179    $   126   $ 124   $ 143     $  212      $   871      $   871

  - Average Interest Rate      6.51%        6.53%      6.58%   6.58%   6.58%      6.58%


Other Long-Term Debt - Variable Rate*

  - Maturity                $21,046      $ 2,854    $   336   $ 125   $ 660     $    -      $25,021      $25,021

  - Average Interest Rate      6.40%        5.97%      5.59%   5.50%   5.50%

*Based on LIBOR plus spreads of 1.75% to 2.75%, prime plus spreads of 1.0% and commercial paper plus 2.7% (all rates as of July 31, 2001)

                          Part II. Other Information

Item 1.  Legal Proceedings

The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 4.  Submission of Matters to a Vote of Security-Holders

(A)  The Registrant held its Annual Meeting of Shareholders on May 24, 2001.
(B)  Not required
(C) The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows.

                                      Election of Directors
                  Name                         For                  Withheld
        ---------------------------------------------------------------------

         CLASS A
         -------
         Charles D. Murphy, III             4,436,180                2,829
         Chester B. Vanatta                 4,436,180                2,829

         CLASS B
         -------
         Cesar L. Alvarez                   1,746,937                 -0-
         Anthony F. Bova                    1,746,937                 -0-
         Phillip T. George, M.D.            1,746,937                 -0-
         Larry D, Horner                    1,746,937                 -0-
         Earl W. Powell                     1,746,937                 -0-
         Jay Shuster                        1,746,937                 -0-

(D)  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(A)  EXHIBITS

(B)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

Items 3 and 5 are not applicable and have been omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ATLANTIS PLASTICS, INC.



     Date: August 14, 2001           By: /s/ Anthony F. Bova
                                         -------------------
                                         ANTHONY F. BOVA
                                         President and Chief Executive Officer



     Date: August 14, 2001           By: /s/ Paul G. Saari
                                         -----------------
                                         PAUL G. SAARI
                                         Senior Vice President, Finance and
                                         Chief Financial Officer