Form 10-Q
period 2001-09-30
ATLANTIS PLASTICS INC
filed 2001-11-14
CIK 811828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                              ------------------

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________to__________________

                         Commission File number 1-9487
                                                ------

                            ATLANTIS PLASTICS, INC.
            (Exact name of registrant as specified in its charter)

                 FLORIDA                                                           06-1088270
                 -------                                                           ----------
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

           1870 The Exchange, Suite 200, Atlanta, Georgia                                  30339
           -------------------------------------------------------------------------------------
(Address of principal executive offices)                                                       (Zip Code)

      (Registrant's telephone number, including Area Code) (800) 497-7659
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____.
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class Shares                       Outstanding at October 1, 2001
          -------------                      ------------------------------

        A, $.10 par value                               4,896,752
        B, $.10 par value                               2,635,101

                            ATLANTIS PLASTICS, INC.

                                   FORM 10-Q

                   For the Quarter Ended September 30, 2001

                                     INDEX

Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)                                              Page
                                                                                          ----
            Consolidated Balance Sheets
                as of September 30, 2001 and December 31, 2000..........................    1

            Consolidated Statements of Income
                for the three months and nine months ended September 30, 2001 and 2000..    2

            Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2001 and 2000...................    3

            Notes to Consolidated Financial Statements
                for the nine months ended September 30, 2001............................    4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................    7

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................   12


Part II. Other Information

   Item 1.  Legal Proceedings...........................................................   13

   Item 6.  Exhibits and Reports on Form 8-K............................................   13

Signatures..............................................................................   14

                         Part 1. Financial Information

Item 1.  Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                             September 30,   December 31,
                                                                                              2001 /(1)/        2000
-------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                                                    $    175        $  2,445
  Accounts receivable, less allowance for doubtful accounts
    and returned items of $1,499 in 2001 and $1,472 in 2000                                      32,001          25,227
  Inventories                                                                                    15,623          18,346
  Other current assets                                                                            6,537           9,099
-------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                           54,336          55,117

  Property and equipment, net                                                                    69,301          71,846
  Goodwill, net of accumulated amortization                                                      46,845          48,133
  Other assets                                                                                      109             511
-----------------------------------------------------------------------------------------------------------------------
  Total assets                                                                                 $170,591        $175,607
=======================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses                                                        $ 19,030        $ 19,329
  Current portion of long-term debt                                                              40,996          19,025
-----------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                      60,026          38,354

  Long-term debt, less current portion                                                           51,849          79,534
  Deferred income taxes                                                                          11,507          11,355
  Other liabilities                                                                                   1              51
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                             123,383         129,294

  Commitments and contingencies                                                                       -               -

  Shareholders' equity:
    Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
        4,896,752 and 4,856,846 shares issued and outstanding in 2001 and 2000                      490             486
    Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
        2,635,101 and 2,676,947 shares issued and outstanding in 2001 and 2000                      263             268
  Additional paid-in capital                                                                     10,677          10,679
  Notes receivable from sale of Common Stock                                                     (1,569)         (1,625)
  Retained earnings                                                                              37,347          36,505
-----------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                     47,208          46,313
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                                   $170,591        $175,607
=======================================================================================================================

/(1)/ Unaudited

                            See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                         2001          2000           2001        2000
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                             $ 63,401       $ 63,226       $190,596     $192,951

Cost of sales                                                           53,507         55,288        161,049      164,488
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                             9,894          7,938         29,547       28,463

Selling, general and administrative expenses                             7,139          6,244         20,780       19,031
--------------------------------------------------------------------------------------------------------------------------
Operating income                                                         2,755          1,694          8,767        9,432

Net interest expense                                                    (2,331)        (2,588)        (7,346)      (7,640)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before (provision) benefit for income taxes and
  extraordinary item                                                       424           (894)         1,421        1,792

(Provision) benefit for income taxes                                      (307)           213           (981)      (1,058)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                    117           (681)           440          734

Extraordinary (loss) gain on early extinguishment of debt,
 net of income taxes                                                       (15)             -            408            -
--------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $    102       $   (681)      $    848     $    734
==========================================================================================================================

Earnings per share - Basic
Income (loss) before extraordinary item                               $   0.02       $  (0.09)      $   0.06     $   0.10
Extraordinary (loss) gain on early extinguishment of debt,
 net of income taxes                                                     (0.01)             -           0.05            -
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $   0.01       $  (0.09)      $   0.11     $   0.10

Weighted average number of shares used in
 computing basic earnings per share (in thousands)                       7,532          7,524          7,532        7,515

Earnings per share - Diluted
Income (loss) before extraordinary item                               $   0.02       $  (0.09)      $   0.06     $   0.10
Extraordinary (loss) gain on early extinguishment of debt,
 net of income taxes                                                     (0.01)             -           0.05            -
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $   0.01       $  (0.09)      $   0.11     $   0.10

Weighted average number of shares used in
 computing diluted earnings per share (in thousands)                     7,532          7,524          7,536        7,645

                            See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                    2001        2000
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                                                      $   848      $   734

  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                      7,748        6,883

  Loss on disposal of assets                                                                           35           32
  Gain on early extinguishment of debt                                                               (408)           -
  Amortization of goodwill                                                                          1,334        1,187
  Loan fee and other amortization                                                                     256          360

  Interest receivable from shareholder loans                                                          (84)        (103)
  Deferred income taxes                                                                               (28)         152

  Change in operating assets and liabilities                                                       (2,002)      (2,649)
------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                                 7,031        5,682
------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                         7,879        6,416


Cash Flows From Investing Activities
  Capital expenditures                                                                             (5,241)     (11,159)
  Purchase of business                                                                                (46)           -
  Proceeds from asset dispositions                                                                      3           69
------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                            (5,284)     (11,090)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

  Net borrowings under revolving credit agreements                                                  9,350        5,900
  Payments on long-term debt                                                                      (14,346)      (1,943)
  Payments on notes receivable from shareholders                                                      140          193
  Purchase of common stock                                                                             (9)        (389)
  Proceeds from exercise of stock options                                                               -          248
------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                                              (4,865)       4,009
------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                          (2,270)        (665)
Cash and cash equivalents at beginning of period                                                    2,445        2,288
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                        $   175      $ 1,623
------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2000.

Inventories

     The components of inventory consist of the following:

                                      September 30         December 31
            (in thousands)                2001                 2000
           -----------------------------------------------------------
            Raw materials               $   8,741            $  9,102
            Work in process                   117                 107
            Finished products               6,765               9,137
           -----------------------------------------------------------
                                        $  15,623            $ 18,346
           -----------------------------------------------------------

Segment Information

     The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

                                         Nine Months Ended September 30, 2001
-------------------------------------------------------------------------------------------------------------------------
                                           Atlantis               Atlantis
                                           Plastics                Molded
(in thousands)                               Films                Plastics              Corporate           Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net sales                                  $132,247                $58,349                   -                $190,596
Operating income                              5,547                  3,220                   -                   8,767
Identifiable assets                         103,204                 62,358              $5,029/(1)/            170,591
Capital expenditures                          2,886                  2,001                 354                   5,241
Depreciation and
    amortization                              4,004                  3,411               1,924                   9,339

                                         Nine Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------------------------------
                                            Atlantis              Atlantis
                                            Plastics               Molded
(in thousands)                               Films                Plastics              Corporate           Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net sales                                   $134,038               $58,913                   -                $192,951
Operating income                               4,587                 4,845                   -                   9,432
Identifiable assets                          108,720                61,116              $2,569/(1)/            172,405
Capital expenditures                           7,838                 2,734                 587                  11,159
Depreciation and
    amortization                               3,543                 2,880               2,007                   8,430

/(1)/ Corporate identifiable assets are primarily intercompany balances.

Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                            Three Months                 Nine Months
                                                                         Ended September 30           Ended September 30
 in thousands, except per share data                                   2001           2000          2001           2000
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                               $  117         $ (681)       $  440         $  734

Extraordinary (loss) gain on early extinguishment of
  debt, net of income taxes                                              (15)            -            408              -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $  102         $ (681)       $  848         $  734
---------------------------------------------------------------------------------------------------------------------------

Earnings per share - basic
Income (loss) before extraordinary item                               $ 0.02         $(0.09)       $ 0.06         $ 0.10
Extraordinary (loss) gain on early extinguishment of
   debt, net of income taxes                                           (0.01)           -            0.05              -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $ 0.01         $(0.09)       $ 0.11         $ 0.10
---------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic                            7,532          7,524         7,532          7,515

Earnings per share - diluted
Income (loss) before extraordinary item                               $ 0.02         $(0.09)       $ 0.06         $ 0.10
Extraordinary (loss) gain on early extinguishment of
   debt, net of income taxes                                           (0.01)           -            0.05              -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $ 0.01         $(0.09)       $ 0.11         $ 0.10
---------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                    7,532          7,524         7,532          7,515
Net effect of dilutive stock options-based
   on treasury stock method                                              -             -                4            130
---------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - diluted                          7,532          7,524         7,536          7,645

Recently Issued Accounting Standards

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

     Selected income statement data for the quarterly periods ended March 31, 2000 through September 30, 2001 are as follows:

                                                             2001                                    2000
                                                 ----------------------------       --------------------------------------
     ($ in millions)                               Q3         Q2         Q1           Q4          Q3        Q2         Q1
--------------------------------------------------------------------------------------------------------------------------
     NET SALES
     Plastic Films                               $42.9      $43.0      $46.3        $40.9      $44.5      $45.9      $43.6
     Molded Plastics                              20.5       19.5       18.4         16.5       18.7       19.3       20.9
--------------------------------------------------------------------------------------------------------------------------
      Total                                      $63.4      $62.5      $64.7        $57.4      $63.2      $65.2      $64.5

     GROSS PROFIT
     Plastic Films                                  15%        14%        17%          15%        11%        13%        15%
     Molded Plastics                                17%        17%        15%          15%        16%        18%        21%
--------------------------------------------------------------------------------------------------------------------------
      Total                                         16%        15%        16%          15%        13%        15%        17%

     OPERATING INCOME
     Plastic Films                                   3%         3%         6%           4%         1%         4%         5%
     Molded Plastics                                 6%         6%         4%           3%         6%         9%        10%
--------------------------------------------------------------------------------------------------------------------------
      Total                                          4%         4%         5%           3%         3%         5%         7%

     NET INTEREST EXPENSE                        $ 2.3       $2.4      $ 2.6        $ 2.6       $2.6       $2.6       $2.5

Results of Operations

Net Sales

     The Company's net sales for the quarter and nine months ended September 30, 2001 were $63.4 million and $190.6 million, respectively, compared to $63.2 million and $193.0 million, respectively, for the comparable periods ending September 30, 2000. Atlantis Plastics Films' volume (measured in pounds) for the quarter ended September 30, 2001 was 6% above the quarter ended September 30, 2000. Nine months films volume (measured in pounds) for the period ended September 30, 2001 was 3% higher than the comparable period ended September 30, 2000. Atlantis Plastics Films' sales (measured in dollars) for the quarter and nine months ended September 30, 2001 decreased 3.6% and 1.3%, respectively, from the prior year.

     The continued economic slowdown and weakness in the automotive, consumer durables, and home building sectors adversely impacted the molded products business during the nine month period ended September 30, 2001. Net sales during such period declined to $58.4 million, compared to $58.9 million for the comparable nine month period ended September 30, 2000. During the quarter ended September 30, 2001 net sales in the molded products business increased to $20.5 million from $18.7 million for the quarter ended September 30, 2000.

Gross Profit and Operating Profit

     Atlantis' gross margin for both the quarter and nine months ended September 30, 2001 was 16%, compared with 13% and 15%, respectively, for the quarter and nine month period ended September 30, 2000. Operating margin was 4% and 5%, respectively, for the quarter and nine month period ended September 30, 2001, compared to 3% and 5%, respectively, for the comparable period ended September 30, 2000. In the plastic films segment, gross margins and operating margins were 15% and 3%, respectively, for the quarter ended September 30, 2001, compared with 11% and 1%, respectively, for the quarter ended September 30, 2000. For the nine month period ended September 30, 2001 gross margins and operating margins were 15% and 4%, respectively, compared to 13% and 3%, respectively, for the nine month period ended September 30, 2000.

     In Atlantis' Molded Products segment, gross margins and operating margins were 16% and 6%, respectively, for both quarters ended September 30, 2001 and September 30, 2000. For the nine month period ended September 30, 2001 gross margins and operating margins declined to 16% and 6%, respectively, compared to 19% and 8%, respectively, for the nine month period ended September 30, 2000.

Selling, General, and Administrative Expense

     The Company's selling, general, and administrative ("SG&A") expense increased to $7.1 million and $20.8 million, respectively, for the quarter and nine month period ended September 30, 2001 from $6.2 million and $19.0 million for the quarter and nine month period ended September 30, 2000. The increase is primarily the result of increased incentives for sales personnel in the plastic films segment for the volume increase experienced during the first nine months of 2001.

Net Interest Expense and Income Taxes

     Net interest expense for the quarter and nine month period ended September 30, 2001 decreased to $2.3 million and $7.3 million, respectively, compared to $2.6 million and $7.6 million, respectively, for the comparable period ended September 30, 2000. Total debt decreased to $92.8 million at September 30, 2001 from $98.6 million at December 31, 2000 and $95.7 million at September 30, 2000. Interest rate declines in the nine month period ended September 30, 2001 resulted in a lower average interest rate on the variable portion of debt, primarily the debt associated with the revolving credit agreement, compared to the average variable interest rate for the nine month period ended September 30, 2000.

     The Company's effective income tax rate in both 2001 and 2000 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes.

Income

     As a result of the factors described above, operating income increased to $2.8 million (4% of net sales) during the quarter ended September 30, 2001, compared to $1.7 million (3% of net sales) for the quarter ended September 30, 2000. Operating income decreased to $8.8 million (5% of net sales) for the nine month period ended September 30, 2001, compared to $9.4 million (5% of net sales) for the nine month period ended September 30, 2000. During the nine months ended September 30, 2001 the Company benefited from an extraordinary gain of $408,000, net of income taxes, or $0.05 per diluted share associated with the buyback of $13.2 million principal amount of the Company's Senior Notes.


Liquidity and Capital Resources

     At September 30, 2001, the Company had approximately $92.8 million of outstanding indebtedness, approximately $0.2 million in cash and cash equivalents, and an additional $2.8 million unused availability under its revolving credit facility, net of outstanding letters of credit of approximately $1.3 million. The current credit agreement was renewed November 12, 2001 and expires January 31, 2003. As of November 13, 2001 borrowings on this facility totaled $10 million and unused availability, net of outstanding letters of credit of approximately $1.3 million and 11% Senior Note sinking fund reserve of $10.3 million, equaled $8.4 million.


     On November 7, 2001, the Company borrowed approximately $15 million from General Electric Capital Corporation. The proceeds will be used to satisfy the 11% Senior Note sinking fund requirement and repayment of other debt. The Company's principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures


     At September 30, 2001 the Company's current portion of long-term debt increased by $22.0 million to $41.0 million from $19.0 million at December 31, 2000. This increase was primarily the result of the reclassification from long-term debt to current debt of the $11.6 million remaining sinking fund payment due February 2002 on its 11% Senior Notes. In the quarter and nine months ended September 30, 2001, Atlantis repurchased $7.0 and $13.2 million, respectively, in principal amount, of its 11% Senior Notes, which reduced the February 2002 sinking fund requirement by the same amount. At November 13, 2001 repurchases totaled $14.5 million. The balance due on the February 2002 sinking fund requirement is $10.3 million. In addition, Atlantis is exploring alternatives to refinance its long-term debt, including its 11% Senior Notes due February 2003

     The Company's high debt level presents substantial risks and could have negative consequences. For example, it could (1) require the Company to dedicate a substantial portion of its cash flow from operations to repayment of debt, limiting the availability of cash for other purposes; (2) increase the Company's vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain its operations if the Company suffers shortfalls in net sales; (3) hinder the Company's flexibility in planning for, or reacting to, changes in its business and industry by preventing the Company from borrowing money to upgrade its equipment or facilities; and (4) limit or impair the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.

     In the event that the Company's cash flow from operations is not sufficient to fund the Company's expenditures or to service its indebtedness, the Company would be required to raise additional funds from possible additional borrowings or through the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its highly leveraged capital structure could significantly limit its ability to finance its expansion program and other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.


Cash Flows from Operating Activities

     For the nine months ended September 30, 2001, net cash provided by operating activities was approximately $7.9 million, compared to $6.4 million for the nine months ended September 30, 2000. The difference between the Company's net income of $848,000 and its $7.9 million operating cash flow for the nine months ended September 30, 2001 was primarily attributable to approximately $9.3 million of depreciation and amortization expense, a $1.4 million decrease in other assets resulting primarily from the receipt of resin rebates and tax refunds, a $2.7 million decrease in inventories, a $594,000 increase in accounts payable and accrued liabilities and a $152,000 increase in deferred income taxes. These items were partially offset by an approximately $6.8 million increase in accounts receivable due to increased net sales and a gain on early extinguishment of debt of $408,000.

Cash Flows from Investing Activities

     Net cash used in investing activities decreased to $5.3 million for the nine months ended September 30, 2001, compared to $11.1 million for the nine months ended September 30, 2000. This decrease was primarily the result of reduced capital expenditures (net of dispositions).

Cash Flows from Financing Activities

     Net cash used in financing activities for the nine months ended September 30, 2001 was $4.9 million, compared with net cash provided by financing activities of $4.0 million for the nine months ended September 30, 2000. The Company's financing cash flow for the nine months ended September 30, 2001 reflects the repurchase of approximately $13.2 million of the Company's 11% Senior Notes and approximately $1.1 in payments on other long-term debt. This was partially offset by net borrowings of $9.4 million under the revolving credit agreements and by the receipt of approximately $140,000 in interest due from shareholder notes.

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

     The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on one month London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of October 31, 2001. The fair market value of the Senior Notes is based on quoted market price as of October 31, 2001. The carrying value of the Company's other long-term debt approximates its fair market value.


                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                                    ($ 000)

                                                                                                                     Value as of
                                 2001        2002       2003       2004        2005     Thereafter     Total      September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Senior Notes

  - Maturity                   $     -     $11,605    $50,000      $    -      $    -     $    -       $ 61,605        $ 61,605

  - Average Interest Rate           11%         11%        11%

Other Long-Term Debt -
 Fixed Rate

  - Maturity                   $    43     $   179    $   126      $  124      $  143     $  212       $    827        $    827

  - Average Interest Rate         6.51%       6.53%      6.58%       6.58%       6.58%      6.58%

Other Long-Term Debt -
 Variable Rate*

  - Maturity                   $26,438     $ 2,854    $   336      $  125      $  660     $    -       $ 30,413        $ 30,413

  - Average Interest Rate         6.34%       5.79%      5.54%       5.46%       5.46%

*Based on LIBOR plus spreads of 1.75% to 2.75%, prime plus spreads of 1.0% and commercial paper plus 2.7% (all rates as of October 31, 2001)

                          Part II. Other Information

Item  1.  Legal Proceedings

The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 6.  Exhibits and Reports on Form 8-K

(A)   EXHIBITS

10.1 Consent and Twentieth Amendment to Heller Credit Agreement, dated as of November 12, 2001.

10.2 Promissory Note between Atlantis Plastics Inc. and Atlantis Plastics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001.

10.3 Master Security Agreement between Atlantis Plastics, Inc. and Atlantis Plastics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001.

10.4 Amendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001.

(B)   REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ATLANTIS PLASTICS, INC.


Date: November 14, 2001          By: /s/ Anthony F. Bova
                                     -------------------
                                     ANTHONY F. BOVA
                                     President and Chief Executive Officer



Date: November 14, 2001          By: /s/ Paul G. Saari
                                     -----------------
                                     PAUL G. SAARI
                                     Senior Vice President, Finance and
                                     Chief Financial Officer

                                 Exhibit Index


      Exhibit No.        Exhibit Description
      -----------        -------------------

10.1 Consent and Twentieth Amendment to Heller Credit Agreement, dated as of November 12, 2001.

10.2 Promissory Note between Atlantis Plastics Inc. and Atlantis Plantics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001.

10.3 Master Security Agreement between Atlantis Plastics, Inc. and Atlantis Plastics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001.

10.4 Ammendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001.