Form 10-K405
period 2001-12-31
ATLANTIS PLASTICS INC
filed 2002-04-01
CIK 811828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission file number 1-9487

                             ATLANTIS PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                     Florida                                 06-1088270
   ----------------------------------------------        -------------------
          (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                Identification No.)

   1870 The Exchange, Suite 200, Atlanta, Georgia               30339
   ----------------------------------------------        -------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant as of February 28, 2002, was approximately $13,486,127 based on a $3.55 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.

      The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of February 28, 2002 were 4,963,942 and 2,570,191, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document have been incorporated by reference into the parts indicated: The registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                      Exhibit index located on page 45

                             ATLANTIS PLASTICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                        Part I

Item 1.  Business............................................................  3

Item 2.  Properties.......................................................... 10

Item 3.  Legal Proceedings................................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders................. 10

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ............................................................ 11

Item 6.  Selected Financial Data............................................. 12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 17

Item 8.  Financial Statements and Supplementary Data......................... 18

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................ 36

                                  Part III

Item 10. Directors and Executive Officers of the Registrant.................. 36

Item 11. Executive Compensation.............................................. 36

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 36

Item 13. Certain Relationships and Related Transactions...................... 36

                                       Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ... 36

Signatures................................................................... 44

                                     PART I

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in press releases, annual or quarterly reports to shareholders, filings with the Securities and Exchange Commission, presentations or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

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

      Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including, Item 1,
"Business-Factors That May Affect Future Results," describe factors, among others, that could contribute to or cause such differences.

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

      Atlantis Plastic Films, which accounted for approximately 69% of the Company's net sales in 2001, produces (i) stretch films, which are multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage; (ii) custom film products, such as high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets; and (iii) institutional products such as aprons, gloves, and tablecloths that are converted from polyethylene films.

      Atlantis Molded Plastics, which accounted for approximately 31% of the Company's net sales in 2001, consists of two principal technologies serving a variety of specific market segments described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

Recent Developments

      During 2001, the Company completed construction on a new west coast facility for the manufacture of stretch film in Fontana, California, which expanded the Company's ability to more efficiently service the national market. The Fontana facility began production in March 2001. Also in March 2001, the Company completed installation of a new seven-layer coextrusion line at the custom film facility in Mankato, Minnesota, which expanded the product capabilities of the custom films business. The Company also expanded the production capability of its new "Cedarway" siding product line by adding a second production line in December 2001. Two additional siding production lines are scheduled for installation in March and July 2002.

Strategy

      The principal elements of the Company's strategy include (1) increasing the Stretch Film division's production capacity and market share, (2) continuing to increase the coextrusion mix within the Custom Films division, (3) improving the results of the Injection Molding division through increased volume and production efficiencies, and (4) expanding the range of proprietary products offered by the Profile Extrusion division.

      The Company's business plans and goals for 2002 will emphasize the following elements:

      Stretch Film. The division will focus on increasing its market share through a national production capability, high quality reputation and unmatched customer service. Operating cost leadership and relentless pursuit of customer satisfaction will continue to be the Company's goal.

      Custom Film and Institutional Products. With the expanded capacity and manufacturing capabilities in coextrusion film, the Custom Film division is focusing its marketing and technical resources on the converter, banner, and masking film markets, which utilize value-added coextrusion film and offer higher gross margin opportunities. The Company expects expanded product offerings in these targeted areas with new film structures to open additional opportunities for growth and gross margin enhancement. The Institutional Products division will focus on increased penetration of the primary institutional product markets through expanded product offerings and reductions in manufacturing costs as a result of further automation.

      Injection Molding. The Company's Injection Molding division will continue to focus on productivity improvements through increased utilization of robotics, waste reduction efforts, development of new product programs with key customers, and expanding market penetration within the building products segment.

      Profile Extrusion. The Company's Extrusion business unit will focus on process improvement, cost reductions, and volume growth in both custom and proprietary extruded products through the introduction of new products.

Products

      Stretch Film. Atlantis manufactures multilayer stretch film used principally to wrap pallets of material for storage or shipping. Secondary applications include wrapping and product bundling of non-palletized products such as primary raw materials, home construction materials, carpet rolls, and office furniture. Stretch film is made from a combination of polyethylene resins and other materials and is manufactured using both blown and cast extrusion processes to meet rigid customer specifications. The resulting product is a very thin film, which stretches up to 300%, clings to itself, and is puncture resistant.

      Custom Film. Atlantis manufactures both low-density and linear low-density polyethylene films for a wide variety of packaging applications involving monolayer and coextruded structures. The following are among the division's most significant products:

      - Packaging and wrapping films. High clarity packaging films are used by packaging converters in the manufacture of multi-layer flexible packaging for food and non-food applications. Higher-strength packaging and wrapping films are used to wrap and package textiles, carpet, furniture, and mattresses.

      - Lamination films. Lamination films are used in a broad array of applications, including film laminated to foam for carpet and automotive padding and film laminated to non-wovens for surgical draping and bib applications.

      - Carrier / release films. Carrier/ release films are used in a variety of applications, including embossed and smooth films for molding compound, foam, and rubber product in-process release and production applications. Molding compounds are used to produce high strength, lightweight aircraft, automobile, sports gear, and consumer durable components and products.

      - Masking films. Masking films are used by polycarbonate, acrylic, and other plastic sheet type manufacturers to protect sheet surfaces. Sheet is used to produce a wide range of products including spa / bathware, construction materials and signage / point of purchase displays.

      - Stretch hooder films. Hooder films provide complete 5-sided protection for shipment or outdoor storage of high-volume, industrial products.

      - Coating films. Coating films are used by adhesive coaters to produce tape, surface protection, label, and other adhesive coated product types.

     Institutional Products: Under the Sta-Dri(R) brand name, Atlantis produces a variety of consumable products for the food service, party supply and school / collegiate markets. Products produced include table covers, gloves, aprons, bibs, food bags, food covers, food liners, and other complementary accessories.

      Injection Molding. Atlantis produces custom thermoplastic parts by using an injection molding process. These parts are used in large and small appliances such as refrigerators, air conditioners, dehumidifiers, dishwashers, and microwave ovens, as well as agricultural, automotive, building products, and hand-held power tools.

      Approximately 42% of the molded products segment's net sales, or 13% of the Company's total net sales, were to Whirlpool in 2001. The Injection Molding division has been a supplier to Whirlpool for over 40 years. See Item 1, "Business - Factors That May Affect Future Results - Dependence on Customers."

      In addition, the Injection Molding division designed and manufactures a proprietary "half round" accent panel, which is used as decorative, architectural detail siding for the residential construction market. The Company has also developed a "cedar shake" panel for siding applications, which is a cost-effective, easy-to-install alternative to wood and aluminum siding products.

      Profile Extrusion. Atlantis produces a variety of extruded plastic parts for both trim and functional applications that are incorporated into a broad range of consumer and commercial products, including products used in the recreational vehicle, mobile home, residential door and window, office furniture, and appliance industries. The profile extrusion unit utilizes approximately 2,000 different dies in fulfilling customer orders and currently maintains a stock program for approximately 280 recreational vehicle-related components. In 2001, the Profile Extrusion division also manufactured and sold a line of proprietary building products consisting of 20 product offerings, which accounted for 13% of the division's net sales, or 1% of the Company's total net sales.

Sales and Marketing

      Stretch Film. The Company's stretch film products are sold primarily by direct sales personnel to industrial packaging distributors and, to a lesser degree, to end-users. Because a majority of its products are sold to distributors, Atlantis places particular emphasis on assisting distributors in sales to end-users.

      Custom Film. Atlantis has an internal sales staff to market its custom film products. The sales force works closely with the Company's technical group to develop specific solutions for a wide range of customer applications. The division is marketing its expanded coextrusion production capabilities in an effort to further penetrate its market segments.

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

Manufacturing and Raw Materials

      Stretch Film. Atlantis manufactures its stretch film products at three plants located in Sapulpa, Oklahoma; Nicholasville, Kentucky; and Fontana, California. Atlantis purchases several types of linear low-density resins and other materials to manufacture its stretch film products.

      Custom Film. Atlantis manufactures its custom film products at two plants located in Cartersville, Georgia and Mankato, Minnesota. Approximately 20 different types of resin, delivered in pellet form, and approximately 10 types of additives are used in the manufacturing process. Atlantis also converts film into institutional products such as plastic gloves, aprons, and tablecloths at its manufacturing facility located in Mankato. With vertical integration of film supply and continued capital investment in automation, the Company believes that this business unit enjoys a low-cost leadership position.

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

      Profile Extrusion. Atlantis manufactures its extruded plastic parts at its two facilities located in Elkhart, Indiana. One of the facilities was acquired in connection with the Extrusion Masters, Inc. ("EMI") acquisition consummated in 2000. Five basic types of compound materials are used in the manufacturing process. These materials are polyvinyl chloride in rigid and flexible forms, polyethylene, polypropylene, and thermoplastic rubber. Atlantis believes that it has adequate sources available to meet these raw material needs.

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

The primary plastic resins used by the Company are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during the 1999 through 2001 period. See
Item 1, "Business - Factors That May Affect Future Results - Fluctuations in Raw Material Prices."

Competition

      The Company's operating units face intense competition from numerous competitors, several of which have greater financial resources than Atlantis. In addition, the markets for certain of the Company's products are characterized by the low cost of entry, or competition based primarily on price.

      Atlantis Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, price, service (including the manufacturer's ability to supply customers in a timely manner), and product differentiation. Management believes the Atlantis Plastic Films units successfully compete on the basis of its established reputation for service and quality, as well as its position as an efficient, low-cost producer.

      Atlantis Molded Plastics competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, product differentiation, and price. Management believes that the Atlantis Molded Plastics units successfully compete based on its ability to offer extensive customer service, manufacturing efficiencies, and a wide variety of products.

Backlog

      The Company's total backlog at December 31, 2001 was approximately $18.4 million, compared to approximately $14.1 million at December 31, 2000. Management does not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory adjustments.

Employees

      As of December 31, 2001, the Company employed approximately 1,243 persons, compared with approximately 1,260 persons at December 31, 2000. The Company believes that relations with its employees are satisfactory.

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

                     Factors That May Affect Future Results

      An investment in the Company's common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in the common stock. If any of the events described below occurs, business, financial condition, and results of operations would likely suffer and the trading price of the Company's common stock could fall.

      In addition, the following factors could cause the Company's actual results to differ materially from those projected in forward-looking statements, whether made in this 10-K, annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions, or otherwise. See "Note Regarding Forward-Looking Statements."

Leverage

      At December 31, 2001, the Company had approximately $88.9 million of outstanding indebtedness, approximately $0.9 million in cash and cash equivalents, and an additional approximately $7.2 million of unused availability under its revolving credit facility, net of outstanding letters of credit. The Company's high debt level presents substantial risks and could have negative consequences. For example, it could (1) require the Company to dedicate a substantial portion of its cash flow from operations to repayment of debt, limiting the availability of cash for other purposes; (2) increase the Company's vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain its operations if the Company suffers shortfalls in net sales; (3) hinder the Company's flexibility in planning for, or reacting to, changes in its business and industry by preventing the Company from borrowing money to upgrade its equipment or facilities; and (4) limit or impair the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.

      The revolving credit facility expires January 31, 2003, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. In addition, Atlantis is exploring alternatives to refinance its long-term debt, including approximately $49.3 million of its 11% Senior Notes due February 2003. In the event that the Company's cash flow from operations is not sufficient to fund the Company's expenditures or to service its indebtedness, the Company would be required to raise additional funds through the sale of assets, subsidiaries or the sale of equity. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its highly leveraged capital structure could significantly limit its ability to finance its expansion program and other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.

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

Dependence on Customers

      Approximately 42% of the molded products segment's net sales, or 13% of the Company's net sales, were to Whirlpool in 2001. Although the Injection Molding division has been a supplier to Whirlpool for over 40 years, a significant reduction in Whirlpool's volume, or the loss of Whirlpool as a customer, would have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2. PROPERTIES

      The Atlanta headquarters consists of approximately 11,436 square feet of office space, with an annual lease payment of approximately $154,000.

      The following table describes the manufacturing facilities owned or leased by the Company as of December 31, 2001. Substantially all of the owned facilities are pledged as collateral for debt. Management believes that the Company's manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

Segment and Location                                     Owned or  Building Area
                                                          Leased   (square feet)
                                                          ------   -------------
Atlantis Plastic Films:
Stretch Film, Sapulpa, Oklahoma.........................   Owned      114,400
Stretch Film, Nicholasville, Kentucky...................   Owned      130,000
Stretch Film, Fontana, California.......................   Leased      95,080
Custom Film, Mankato, Minnesota.........................   Owned      140,000
Institutional Products, Mankato, Minnesota..............   Leased      65,000
Custom Film, Cartersville, Georgia......................   Leased      58,500

Atlantis Molded Plastics:
Injection Molding, Henderson, Kentucky..................   Owned      118,000
Injection Molding, Jackson, Tennessee...................   Owned       56,000
Injection Molding, Ft. Smith, Arkansas..................   Owned      158,500
Injection Molding, Warren, Ohio.........................   Owned       54,000
Injection Molding, LaVergne, Tennessee..................   Leased      38,000
Profile Extrusion, Elkhart, Indiana.....................   Owned       88,000
Profile Extrusion, Elkhart, Indiana.....................   Leased      35,200

ITEM 3. LEGAL PROCEEDINGS

      The Company is not presently a party to any litigation where the outcome is expected to have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (A) The Registrant held a Special Meeting of Shareholders on December 6, 2001.
      (B) Not required
      (C) The matter voted on at the Special Meeting of Shareholders, and the tabulation of votes on such matter are as follows.

                      ADOPTION OF THE 2001 STOCK OPTION PLAN

          VOTE                               FOR         AGAINST         ABSTAIN
--------------------------------------------------------------------------------
CLASS A COMMON STOCK                   2,376,056         332,338          14,595
CLASS B COMMON STOCK *                20,913,410              --       1,464,550
--------------------------------------------------------------------------------
          TOTAL                       23,289,466         332,338       1,479,145
--------------------------------------------------------------------------------

      * 2,237,796 shares of Class B stock were voted, and Class B holders get 10 votes per share.

      (D) Not applicable

                                        PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

      The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange under the symbol "AGH". The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 2000 and 2001:

                                     High          Low
                                     ----          ---
           2000
           First Quarter          $  14.00     $   7.25
           Second Quarter             9.25         5.38
           Third Quarter              6.38         5.00
           Fourth Quarter             5.06         2.88

           2001
           First Quarter              5.80         2.25
           Second Quarter             3.48         2.53
           Third Quarter              3.19         2.34
           Fourth Quarter         $   4.00     $   2.41

      There is no public market for the Company's Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.

      As of February 28, 2002, there were 180 holders of record of Class A Common Stock and 30 holders of record of the Class B Common Stock.

Common Stock

      In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis' Class A Common Stock, or 14% of the 7.1 million shares of Class A and Class B Common Stock then outstanding. During 2001, the Company repurchased 1,940 shares for total consideration of $8,500. Through December 31, 2001, the Company had repurchased 751,238 shares and options for 55,125 shares of its common stock for total consideration of $7.7 million. In March 2001, the Board of Directors approved the termination of the stock repurchase program.

Dividends

      The Company did not declare or pay any dividends for the year ended December 31, 2001 and does not anticipate paying any cash dividends in the foreseeable future. Additionally, the Company's outstanding 11% Senior Notes due February 2003 and senior credit facility restrict the Company's ability to pay dividends. The Company presently intends to retain any future earnings to finance future operations and expansion of its business and to reduce indebtedness.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Years Ended December 31,                           2001       2000       1999       1998       1997
---------------------------------------------------------------------------------------------------
(in millions, except per share data)
Operating Data
    Net Sales                                  $  247.8   $  250.3   $  254.1   $  250.8   $  256.1
    Income from Continuing Operations               0.3        0.2        9.2        6.7        0.3
    Net Income                                      0.7        0.2        9.2        6.3        0.4

Per Share Data
    Income from Continuing Operations
       Basic Earnings per Common Share         $   0.04   $   0.03   $   1.23   $   0.90   $   0.04
       Diluted Earnings per Common Share       $   0.04   $   0.03   $   1.18   $   0.87   $   0.04
    Net Income
       Basic Earnings per Common Share         $   0.10   $   0.03   $   1.23   $   0.85   $   0.06
       Diluted Earnings per Common Share       $   0.10   $   0.03   $   1.18   $   0.81   $   0.05

Financial Data
    Total Assets                               $  169.6   $  175.5   $  170.7   $  158.7   $  170.9
    Total Debt                                     88.9       98.6       91.7       87.2      105.1
    Cash Dividends Declared per Common Share   $     --   $     --   $     --   $     --   $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Atlantis is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, recreational vehicle, building supply, and residential window industries.

      Net sales, gross profit, and operating income for the years ended December 31, 2001, 2000, and 1999, were as follows:

Years Ended December 31,                                            2001                     2000                   1999
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                   Amount    % Net Sales    Amount    % Net Sales    Amount    % Net Sales
------------------------------------------------------------------------------------------------------------------------------------
Atlantis Plastic Films                                     $ 170,720           69%  $ 174,903           70%  $ 177,147           70%
Atlantis Molded Plastics                                      77,094           31%     75,362           30%     76,908           30%
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 247,814          100%  $ 250,265          100%  $ 254,055          100%
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                  Amount   %Net Sales      Amount   %Net Sales      Amount   %Net Sales
------------------------------------------------------------------------------------------------------------------------------------
Atlantis Plastic Films                                     $  26,416           15%  $  23,650           14%  $  35,124           20%
Atlantis Molded Plastics                                      12,332           16%     13,450           18%     14,988           19%
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                 $  38,748           16%  $  37,100           15%  $  50,112           20%
------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                              Amount  % Net Sales      Amount  % Net Sales      Amount  % Net Sales
------------------------------------------------------------------------------------------------------------------------------------
Atlantis Plastic Films                                     $   6,914            4%  $   6,066            3%  $  18,172           10%
Atlantis Molded Plastics                                       3,955            5%      5,299            7%      6,813            9%
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                 $  10,869            4%  $  11,365            5%  $  24,985           10%
------------------------------------------------------------------------------------------------------------------------------------

Comparison of Years Ended December 31, 2001 and 2000

Net Sales

      Net sales decreased to $247.8 million in 2001, compared with $250.3 million in 2000, a 1% decrease. Atlantis' films segment sales decreased to $170.7 million, compared with $174.9 million in 2000. While the sales volume measured in pounds increased by 4% in 2001, a 6% decrease in average selling price in 2001 resulted in a 2% decrease in Atlantis' films segment sales from the 2000 levels. Molded products sales increased 2% from the 2000 levels.

Gross Profit

      Gross profit, as a percentage of net sales, increased to 16% in 2001, compared with 15% in 2000. Atlantis' films segment's gross profit was 15% in 2001, compared with 14% in 2000. The increase was primarily due to increases in sales volumes. In the Company's molded products segment, gross profit decreased to 16% in 2001, compared with 18% in 2000. This decrease was primarily due to increases in manufacturing costs not being fully offset by price increases.

Selling, General, and Administrative Expense

      The Company's selling, general, and administrative ("SG&A") expense increased to $26.1 million in 2001, compared with $24.1 million in 2000, an 8% increase. This increase was primarily the result of higher bonuses paid on the increased sales volumes (measured in pounds) in the films segment and increased health insurance costs.

Net Interest Expense and Income Taxes

      Net interest expense decreased to $9.4 million in 2001, compared with $10.2 million in 2000, an 8% decrease. This decrease in interest expense is attributable to lower average interest rates incurred on borrowings as a result of the prepayment of $25.5 million of the Company's 11% Senior Notes, the falling variable interest rates caused by the fall in LIBOR during 2001 and the $9.7 million reduction in total debt realized by the Company.

      The Company's 2001 and 2000 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes.

Extraordinary Gain

      During 2001, the Company repurchased at a discount approximately $25.5 million of its 11% Senior Notes in the open market, which resulted in an after-tax extraordinary gain of $421,000. The gain related to the discount received for the repurchased Notes, offset by the write-off of unamortized loan origination costs related to such Notes.

Income

      As a result of the factors described above, operating income decreased to $10.9 million, 4% of net sales, in 2001, compared with $11.4 million, 5% of net sales, in 2000. Income before extraordinary items and net income were as follows:

                                                        2001            2000
                                                        ----            ----
Income before extraordinary items                   $0.3 million    $0.2 million
      Basic earnings per share                      $0.04           $0.03
      Diluted earnings per share                    $0.04           $0.03

Net income                                          $0.7 million    $0.2 million
      Basic earnings per share                      $0.10           $0.03
      Diluted earnings per share                    $0.10           $0.03

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

Selling, General and Administrative Expense

      The Company's SG&A expense increased to $25.7 million in 2000, compared with $25.1 million in 1999, a 2% increase.

Net Interest Expense and Income Taxes

       Net interest expense increased to $10.2 million in 2000, compared with $9.2 million in 1999, an 11% increase. This increase in net interest expense is attributable to the increase in net debt resulting from the increased capital expenditures associated with the Company's expansion plans and the purchase of EMI.

        The Company's 2000 and 1999 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes.

Income

      As a result of the factors described above, operating income decreased to $11.4 million in 2000 (5% of net sales) compared with $25.0 million in 1999 (10% of net sales). Net income and basic and diluted earnings per share were as follows:

                                      2000            1999
                                      ----            ----
Net income                           $0.2 million    $9.2 million
   Basic earnings per share          $0.03           $1.23
   Diluted earnings per share        $0.03           $1.18

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at December 31, 2001 totaled $7.3 million (including cash and cash equivalents of $0.9 million), compared to $17.0 million (including cash and cash equivalents of $2.4 million) at December 31, 2000. At December 31, 2001, borrowings on the Company's $30.0 million revolving credit facility were $21.5 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, totaled $7.2 million. The revolving credit facility expires January 31, 2003, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of February 28, 2002, borrowings on this facility totaled $25.0 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, totaled $3.7 million. The Company's principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures and expects to meet its short and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under its revolving credit facility. In addition, Atlantis is exploring alternatives to refinance its long-term debt, including approximately $49.3 million of its 11% Senior Notes due February 2003. See Item 1, "Business-Factors That May Affect Future Results - Leverage".

      On November 7, 2001, the Company borrowed approximately $15 million from General Electric Capital Corporation. The proceeds were used to satisfy the February 2002 11% Senior Note sinking fund requirement and for repayment of other debt. At February 28, 2002 the Company's current portion of long-term debt was approximately $77.0 million, an increase of approximately $51.9 million from December 31, 2001. This increase was the result of the reclassification from long-term to current debt of the $49.3 million 11% Senior Notes due February 2003, a $3.5 million increase in borrowings on the Company's revolving credit facility, offset by approximately $1.0 million in other debt repayments.

Cash Flows from Operating Activities

      Net cash provided by operating activities was approximately $15.2 million in 2001, compared with $13.4 million in 2000. The difference between the Company's net income in 2001 of $0.7 million and its $15.2 million operating cash flow was primarily attributable to approximately $12.6 million of depreciation and amortization, a $2.2 million decrease in inventories, and a $1.2 million decrease in other current assets, a $2.0 million increase in accounts payable and accrued expenses, offset by an approximately $3.7 million increase in accounts receivable.

Cash Flows from Investing Activities

      Net cash used in investing activities in 2001 totaled $7.9 million, compared with $20.2 million in 2000. The cash used in investing activities in 2001 includes approximately $7.8 million in capital expenditures.

Cash Flows from Financing Activities

      Net cash used in financing activities was $8.8 million in 2001, compared with net cash provided by financing activities of $6.9 million in 2000. The cash used in financing activities in 2001 reflects net borrowings under the revolving credit facilities of $5.0 million and borrowings of $15.0 million in equipment secured financing, partially offset by repayments and buybacks on long-term debt of $28.9 million.

Critical Accounting Policies and Estimates

      Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, intangible assets, bad debts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition and accounts receivable: The Company recognizes revenue upon shipment of its products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. The allowance for doubtful accounts is recorded based on specific review and analysis of customer account balances. The allowance for sales returns is recorded based on management's estimate of product returns.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 40 years from the date of the respective acquisitions. Accumulated amortization aggregated approximately $22.5 million and $20.7 million at December 31, 2001 and 2000, respectively.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records allowances for inventory, which becomes obsolete.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Accounting for Goodwill and Other Intangibles ("SFAS 141 and SFAS 142"). SFAS 141 eliminated the use of pooling for business combinations after June 30, 2001. Under SFAS 142 goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets such as our customer lists that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002. The impact of the adoption as it relates to existing goodwill is expected to be a reduction to amortization expense of $1.8 million during the years ended

December 31, 2002 and 2003.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes the provisions of APB Opinion 30, Reporting the Results of Operations-Discontinued Events and Extraordinary Items, with regard to reporting the effects of a disposal of a segment of a business. The Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under the Statement, more dispositions will qualify for discontinued operations treatment in the statement of income, which requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred. The Statement is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS 144 will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates, primarily as a result of its floating interest rate debt.

      The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of December 31, 2001. The fair market value of the Senior Notes is based on quoted market price as of December 31, 2001. The carrying value of the Company's other long-term debt approximates its fair market value.

                            Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate
                                     ($ 000)

                                                                                                                        Fair
                                                                                                                        Market
                                                                                                                      Value as of
                                       2002       2003       2004       2005       2006   Thereafter     Total     Dec. 31, 2001
                                       ----       ----       ----       ----       ----   ----------     -----     -------------
Senior Notes
-Maturity                            $      0   $ 49,325   $      0   $      0   $      0   $     0      $49,325     $ 49,202
-Average interest rate                     11%        11%

Other Long-Term Debt Fixed Rate
-Maturity                            $    179   $    126   $    136   $    143   $    151   $    49      $   784     $    784
-Average interest rate                   6.53%      6.58%      6.58%      6.58%      6.58%     6.58%

Other Long-Term Debt Variable Rate*
-Maturity                            $ 25,009   $  2,273   $  2,268   $  2,803   $  2,143   $ 4,285      $38,781     $ 38,781
-Average interest rate                   4.67%      4.56%      4.56%      4.56%      4.63%     4.63%

*Based on LIBOR plus spreads of 1.75% to 2.75% and commercial paper plus 2.7% (all rates as of December 31, 2001).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Management's Responsibility for Financial Reporting...........................19

Report of Independent Auditors................................................20

Consolidated Statements of Income For the Years Ended December 31, 2001,
2000, and 1999................................................................21

Consolidated Balance Sheets as of December 31, 2001 and 2000..................22

Consolidated Statements of Changes in Shareholders' Equity For the Years
Ended December 31, 2001, 2000, and 1999.......................................23

Consolidated Statements of Cash Flows For the Years Ended December 31,
2001, 2000, and 1999..........................................................24

Notes to Consolidated Financial Statements....................................25

            MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

      The Company's management is responsible for the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States and for the integrity of all the financial data included in this Form 10-K. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

      Management maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's policies for conducting its business. This system includes policies that require adherence to ethical business standards and compliance with all laws to which the Company is subject. The internal control process is continuously monitored by direct management review.

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

       /s/ Anthony F. Bova           /s/ Paul G. Saari
       President and Chief           Senior Vice President of Finance and
         Executive Officer               Chief Financial Officer

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Atlantis Plastics, Inc.

We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years in the period ended December 31, 2001. Our audits included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/  Ernst & Young LLP

Atlanta, Georgia
February 1, 2002

                     CONSOLIDATED STATEMENTS OF INCOME

                                                                              Years Ended December 31,
(dollars in thousands, except per share amounts)                           2001           2000           1999
--------------------------------------------------------------------------------------------------------------
Net sales                                                           $    247,814   $    250,265   $    254,055

Cost of sales                                                            209,066        213,165        203,943
--------------------------------------------------------------------------------------------------------------
Gross profit                                                              38,748         37,100         50,112

Selling, general and administrative expenses                              26,101         24,141         23,555
Goodwill amortization                                                      1,778          1,594          1,572
--------------------------------------------------------------------------------------------------------------
Operating income                                                          10,869         11,365         24,985

Net interest expense                                                       9,410         10,224          9,186
--------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                   1,459          1,141         15,799

Provision for income taxes                                                 1,157            949          6,557
--------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                             302            192          9,242

Extraordinary gain on early extinguishment of debt,
    net of income taxes of $218                                              421             --             --
--------------------------------------------------------------------------------------------------------------
 Net income                                                         $        723   $        192   $      9,242
==============================================================================================================

Earnings per share - Basic
Income before extraordinary item                                    $       0.04   $       0.03   $       1.23
Extraordinary gain on early extinguishment of debt,
  net of income taxes                                                       0.06             --             --
Net income                                                          $       0.10   $       0.03   $       1.23

Weighted average number of shares used in
  computing basic earnings per share (in thousands)                        7,532          7,520          7,526

Earnings per share - Diluted
Income before extraordinary item                                    $       0.04   $       0.03   $       1.18
Extraordinary gain on early extinguishment of debt,
  net of income taxes                                                       0.06             --             --
Net income                                                          $       0.10   $       0.03   $       1.18

Weighted average number of shares used in
  computing diluted earnings per share (in thousands)                      7,535          7,619          7,863

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                        CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
(dollars in thousands, except per share amounts)                                  2001         2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                     $     937    $   2,445
Accounts receivable, less allowance for doubtful accounts
  and returned items of $1,072 in 2001 and $1,472 in 2000                        28,925       25,227
Inventories                                                                      16,112       18,346
Other current assets                                                              5,710        6,907
Deferred income tax asset                                                         2,437        2,388
----------------------------------------------------------------------------------------------------
  Total current assets                                                           54,121       55,313

Property and equipment, net                                                      69,067       71,846
Goodwill, net of accumulated amortization                                        46,402       48,133
Other assets                                                                         13          511
----------------------------------------------------------------------------------------------------
  Total assets                                                                $ 169,603    $ 175,803
====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                         $  21,589    $  19,329
Current portion of long-term debt                                                25,188       19,025
----------------------------------------------------------------------------------------------------
  Total current liabilities                                                      46,777       38,354

Long-term debt, less current portion                                             63,702       79,534
Deferred income taxes                                                            12,049       11,551
Other liabilities                                                                    12           51
----------------------------------------------------------------------------------------------------
  Total liabilities                                                             122,540      129,490

Commitments and contingencies                                                        --           --

Shareholders' equity:
  Class A Common Stock; $.10 par value; 20,000,000 shares authorized,
    4,961,662 and 4,856,846 shares issued and outstanding in 2001 and 2000          496          486
  Class B Common Stock; $.10 par value; 7,000,000 shares authorized,
     2,570,191 and 2,676,947 shares issued and outstanding in 2001 and 2000         257          268
  Additional paid-in capital                                                     10,677       10,679
  Notes receivable from sale of Common Stock                                     (1,589)      (1,625)
  Retained earnings                                                              37,222       36,505
----------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                   47,063       46,313
----------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                $ 169,603    $ 175,803
====================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   Notes                                 Total
                                           Class A      Class B    Additional    Received                                Share-
                                           Common       Common       Paid-In    For Sale of   Retained     Treasury     holders'
(dollars in thousands)                      Stock        Stock       Capital    Common Stock  Earnings       Stock       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                $     454    $     292    $   9,436    $    (960)   $  29,482    $      --    $  38,704

 Net income                                      --           --           --           --        9,242           --        9,242
 Exercise of stock options
including tax benefits                           13           --          830           --           --           --          843

 Purchases of Class A Common Stock               --           --           --           --           --       (2,325)      (2,325)

 Cancellation of Class A Common Stock           (16)          --         (220)          --       (2,089)       2,325           --
 Conversion of Class B to Class A
    Common Stock                                 24          (24)          --           --           --           --           --
 Notes received for sale of
Common Stock                                     --           --           --         (450)          --           --         (450)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                    475          268       10,046       (1,410)      36,635           --       46,014

 Net income                                      --           --           --           --          192           --          192
 Exercise of stock options
including tax benefits                           15           --          695           --           --           --          710

 Purchases of Class A Common Stock               --           --           --           --           --         (388)        (388)

 Cancellation of Class A Common Stock            (4)          --          (62)          --         (322)         388           --
 Notes received for sale of
Common Stock                                     --           --           --         (215)          --           --         (215)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                    486          268       10,679       (1,625)      36,505           --       46,313

 Net income                                      --           --           --           --          723           --          723
 Purchases of Class A Common Stock               --           --           --           --           --           (9)          (9)
 Cancellation of Class A Common Stock            (1)          --           (2)          --           (6)           9           --
       Conversion of Class B to Class A
    Common Stock                                 11          (11)          --           --           --           --           --
 Notes received for sale of
Common Stock                                     --           --           --           36           --           --           36
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001              $     496    $     257    $  10,677    $  (1,589)   $  37,222    $      --    $  47,063
=================================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
(dollars in thousands)                                                                  2001        2000        1999
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                          $    723    $    192    $  9,242
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                      10,519       9,334       8,486
    Amortization of goodwill                                                           1,778       1,594       1,572
    Loan fee and other amortization                                                      303         522         390
    Interest receivable from shareholder loans                                          (104)       (140)       (100)
    Gain on early extinguishment of debt                                                (421)         --          --
    Loss on disposal of assets                                                            66         122          62
    Deferred income taxes                                                                449       1,097         109
    Change in assets and liabilities, net of acquisition of business:
         (Increase) decrease in accounts receivable                                   (3,698)      6,145      (5,747)
         Decrease (increase) in inventories                                            2,234        (476)     (2,638)
         Decrease (increase) in other current assets                                   1,197      (1,664)      1,128
         Increase (decrease) in accounts payable and accrued expenses                  2,042      (3,242)        675
         Decrease in other liabilities                                                   (39)        (44)       (449)
         Other, net                                                                      109           3          25
--------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                     14,435      13,251       3,513
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                         15,158      13,443      12,755
Cash Flows From Investing Activities
Capital expenditures                                                                  (7,818)    (15,382)    (15,911)
Purchase of business                                                                     (47)     (4,864)         --
Proceeds from asset dispositions                                                          12          68          47
--------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                             (7,853)    (20,178)    (15,864)
Cash Flows from Financing Activities
Borrowings under revolving credit agreements                                          35,850      14,500      10,500
Repayments under revolving credit agreements                                         (30,850)     (5,100)     (3,400)
Equipment secured borrowings                                                          15,000          --          --
Payments on long-term debt                                                           (28,944)     (2,575)     (2,524)
Payments on notes receivable from shareholders                                           140         193          75
Purchases of common stock                                                                 (9)       (388)     (2,325)
Proceeds from exercise of stock options                                                   --         262         192
--------------------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities                               (8,813)      6,892       2,518
Net (decrease) increase in cash and cash equivalents                                  (1,508)        157        (591)
Cash and cash equivalents at beginning of year                                         2,445       2,288       2,879
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $    937    $  2,445    $  2,288
====================================================================================================================
Supplemental disclosure of cash flow information Cash paid during the year for:
    Interest                                                                        $  9,203    $  9,799    $  9,287
    Income taxes                                                                    $   (556)   $  1,054    $  6,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

      Atlantis Plastics, Inc. ("Atlantis" or the "Company") through its wholly-owned subsidiaries is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications, and molded plastic products for the appliance, automotive, recreational vehicle, and building supply industries. The Company's operations are comprised of two segments, Atlantis Plastics Films and Atlantis Molded Plastics.

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

      The following is a summary of the Company's significant accounting policies:

Basis of presentation: The consolidated financial statements include the accounts of Atlantis. All material intercompany balances and transactions have been eliminated.

Cash and cash equivalents: The Company classifies as cash and cash equivalents all highly liquid investments that present insignificant risk of changes in value and have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records allowances for inventory, which becomes obsolete.

Property and equipment: Property and equipment are carried at cost less accumulated depreciation and amortization. The provisions for depreciation and amortization have been computed, using both straight-line and accelerated methods, based on the estimated useful lives of the respective assets. Such useful lives generally fall within the following ranges: buildings and improvements - 15 to 30 years; office furniture and equipment - 5 to 10 years; manufacturing equipment - 5 to 11 years; vehicles - 3 to 8 years; and computer hardware and software - 3 to 5 years.

      When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred. Additions and improvements are capitalized when incurred.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed of acquired businesses. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 40 years from the date of the respective acquisitions. Accumulated amortization aggregated approximately $22.5 million and $20.7 million at December 31, 2001 and 2000, respectively.

      Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount, the Company would record an impairment loss in the period such determination is made.

Earnings per share: Earnings per share has been computed according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities. See Note 10.

Revenue recognition and accounts receivable: The Company recognizes revenue upon shipment of its products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. The allowance for doubtful accounts is recorded based on specific review and analysis of customer account balances. The allowance for sales returns is recorded based on management's estimate of product returns.

Shipping and handling costs: The Company records costs incurred for shipping and handling in cost of sales.

Amortization: Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt utilizing either: (i) the effective interest method, or (ii) the straight line method when the results do not materially differ from the effective interest method.

Income taxes: The Company and its subsidiaries file a consolidated Federal income tax return. The Company provides for income taxes in accordance with the liability method, which requires the recognition of deferred income tax assets and liabilities associated with the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the dates of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications: Certain amounts included in prior period financial statements have been reclassified to conform with the current year presentation.

Financial instruments: The following methods and assumptions were used to estimate the fair value of the financial instruments held by the Company: (1) the fair value of current assets and current liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximates their carrying values due to the short maturity of the instruments; and (2) the fair value of long-term debt (see Note 6) was determined based on the quoted market price for the Company's 11% Senior Notes. The fair value of the Company's total indebtedness at December 31, 2001 and 2000 was $88.9 million and $82.1 million, respectively.

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. The Company's three largest trade receivable balances as of December 31, 2001 represented 36% of the Company's net accounts receivable, compared with 24% as of December 31, 2000 and 27% as of December 31, 1999. At December 31, 2001, Whirlpool Corporation accounts receivable balance was approximately $5.5 million, or 18.9% of the Company's total net trade accounts receivable balance. At December 31, 2000, Whirlpool's balance was $3.5 million, 13.4% of the Company's total net accounts receivable.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations and SFAS 142, Accounting for Goodwill and Other Intangibles ("SFAS 141 and SFAS 142"). SFAS 141 eliminated the use of pooling of interests for business combinations after June 30, 2001. Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets such as customer lists that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 on
January 1, 2002. The impact of the adoption as it relates to existing goodwill is expected to be a reduction to amortization expense of $1.8 million during the year ended December 31, 2002.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes the provisions of APB Opinion 30, Reporting the Results of Operations-Discontinued Events and Extraordinary Items, with regard to reporting the effects of a disposal of a segment of a business. The Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under the Statement, more dispositions will qualify for discontinued operations treatment in the statement of income, which requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred. The Statement is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS 144 will have a material impact on our financial statements

Note 2.  Acquisitions of Businesses and Assets

      In November 2000, Atlantis acquired the stock of Extrusion Masters, Inc.
(EMI) in Elkhart, Indiana for approximately $4.8 million. EMI is a custom extruder of thermoplastic parts. The Company accounted for this acquisition as a purchase. Accordingly, the Company recorded acquired assets and assumed liabilities at fair value with the excess of such purchase price aggregating $3.8 million allocated to goodwill. Goodwill is being amortized over 15 years. The results of operations of EMI for the period from acquisition through December 31, 2001 have been included in the Company's results of operations. The results of operations of EMI for the period from January 1, 1999 through the date of acquisition were not material to the Company.

Note 3. Inventories

      Inventories at December 31, 2001 and 2000 consisted of the following:

                                                        (in thousands)
                                                     2001              2000
---------------------------------------------------------------------------
Raw materials                                     $ 7,370           $ 9,102
Work in progress                                      167               107
Finished goods                                      8,575             9,137
---------------------------------------------------------------------------
Total                                             $16,112           $18,346
===========================================================================

Note 4. Property and Equipment

      Property and equipment at December 31, 2001 and 2000 consisted of the following:

                                                        (in thousands)
                                                     2001              2000
---------------------------------------------------------------------------
Land                                              $ 2,206           $ 2,204
Building and improvements                          21,023            20,143
Office furniture and equipment                      8,509             8,383
Manufacturing equipment                           120,549           115,265
Vehicles                                              294               372
---------------------------------------------------------------------------
Total                                             152,581           146,367
Accumulated depreciation
   and amortization                               (83,514)          (74,521)
---------------------------------------------------------------------------
Net                                               $69,067           $71,846
===========================================================================

Note 5. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consisted of the following at December 31, 2001 and 2000:

                                                        (in thousands)
                                                     2001              2000
---------------------------------------------------------------------------
Accounts payable                                  $ 7,080           $ 5,982
Accrued interest                                    2,108             3,344
Accrued compensation, vacation and profit
sharing                                             4,444             2,508
Accrued health and workers compensation
insurance                                           1,452             1,468
Customer deposits and
commissions                                         2,223             2,716
Income taxes payable                                  891                --
Other                                               3,391             3,311
---------------------------------------------------------------------------
Total                                             $21,589           $19,329
===========================================================================

Note 6. Long-term Debt

      Long-term debt consisted of the following at December 31, 2001 and 2000:

                                                        (in thousands)
                                                     2001              2000
---------------------------------------------------------------------------
Senior Notes                                      $49,325           $74,775
Revolving line of credit                           21,500            16,500
Other indebtedness                                 18,065             7,284
---------------------------------------------------------------------------
Total debt                                         88,890            98,559
Current portion of long-term debt                 (25,188)          (19,025)
---------------------------------------------------------------------------
Long-term debt                                    $63,702           $79,534
===========================================================================

      During 1993, the Company refinanced substantially all of its existing indebtedness through a $100 million, 11% Senior Note offering due February 15, 2003 (the "Notes"), and borrowings under a $30 million revolving credit facility. This revolving credit facility was renegotiated November 12, 2001 and will expire January 31, 2003.

      The Notes could not be redeemed prior to February 15, 1998. Subsequent to February 15, 1998 the Notes could be retired as follows: (i) from February 16, 2000 and until February 15, 2001, all or any portion of the Notes could be redeemed at a redemption price of 101.375% of the principal amount, (ii) from February 16, 2001 until February 15, 2002 all or any portion of the Notes may be redeemed at 100% of the principal amount. The Company completed the mandatory redemption of $24.8 million by February 15, 2002 and the $49.3 remaining balance must be redeemed by February 15, 2003.

      During the year ended December 31, 2001, the Company repurchased at a discount approximately $25.5 million of the Notes in the open market to satisfy the February 15, 2002 mandatory redemption. The repurchase resulted in an extraordinary gain before income taxes of $639,000. The gain related to the discount received for the repurchased Notes, offset by the write-off of unamortized loan origination costs related to such Notes. The net extraordinary gain after income taxes of $218,000 was $421,000.

      The Notes contain covenants that restrict the Company from paying dividends, incurring new debt or taking certain other actions unless certain financial covenants are met and maintained. In addition, the subsidiaries guarantee the Notes.

      Under the terms of the revolving credit facility, the Company and its subsidiaries are required to, among other things, maintain certain financial ratios and minimum specified levels of net worth, refrain from paying dividends unless certain requirements are met, refrain from incurring certain additional indebtedness or guaranteeing the obligations of others, and limit capital expenditures. At December 31, 2001, the gross availability on the revolving credit facility equaled $30.0 million. Unused availability, net of borrowings of $21.5 million and outstanding letters of credit of approximately $1.3 million, totaled $7.2 million at December 31, 2001.

      Borrowings on the revolving credit facility are subject to a borrowing base formula based on eligible collateral (accounts receivable, inventories, and certain fixed assets of the subsidiaries). Interest is computed using either LIBOR or prime-based rates plus a margin. The LIBOR and prime-based interest rate margins on the facility are determined by a formula based upon the Company's ratio of cash flow to net indebtedness. At December 31, 2001 the LIBOR and prime rate margins were 2.75% and 1.0%, respectively. Based on the 30-day LIBOR and prime rates at December 31, plus the respective margins, the December 31, 2001 rates were 4.63% and 5.75%.

      Other indebtedness of approximately $18.1 million consists of equipment and other collateralized financings, industrial revenue bonds, and capitalized lease obligations. At December 31, 2001 and 2000, the weighted-average interest rates on these borrowings were 4.64% and 8.6% respectively, with 98% of the total at floating interest rates, and the remainder at fixed interest rates as of December 31, 2001. On November 7, 2001, the Company borrowed approximately $15 million from General Electric Capital Corporation. The proceeds were used to satisfy the February 2002 11% Senior Note sinking fund requirement and repayment of other debt.

Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

                   Year                        Amount
                   ----------------------------------
                   2002                       $25,188
                   2003                        51,724
                   2004                         2,404
                   2005                         2,946
                   2006                         2,294
                   Thereafter                   4,334
                   ----------------------------------
                   Total                      $88,890
                   ==================================

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

      In November 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Atlantis Class A Common Stock, or 14% of the 7.1 million shares of Class A and Class B Common Stock then outstanding. Through December 31, 2001, the Company had repurchased 751,238 shares (including 210,244 shares issued in connection with the conversion of Preferred Stock) and options for 55,125 shares, for total consideration of $7.7 million. In March 2001, the Board of Directors approved the termination of the stock repurchase program.

Note 8. Income Taxes

      The provision for income taxes for the years ended December 31, 2001, 2000, and 1999, consisted of the following:

(in thousands)                                                               2001      2000       1999
-------------------------------------------------------------------------------------------------------
Continuing operations                                                      $ 1,157   $   949    $ 6,557
Extraordinary gain                                                             218        --         --
-------------------------------------------------------------------------------------------------------
Total                                                                      $ 1,375   $   949    $ 6,557
-------------------------------------------------------------------------------------------------------

Current Federal income tax provision (benefit)                             $   722   $  (315)   $ 5,939
Deferred Federal income tax provision                                          449     1,121         86
State income tax provision                                                     204       143        532
-------------------------------------------------------------------------------------------------------
Total provision for income taxes                                           $ 1,375   $   949    $ 6,557
=======================================================================================================

      The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate for the years ended December 31, 2001, 2000, and 1999:

                                                                              2001      2000       1999
-------------------------------------------------------------------------------------------------------
Federal income tax rate                                                         34%       34%        34%
State income taxes                                                              14        12          4
Amortization of goodwill                                                        40        44          3
Other, net                                                                      (9)       (7)         1
-------------------------------------------------------------------------------------------------------
Effective income tax rate                                                       79%       83%        42%

      At December 31, 2001 and 2000, deferred income tax assets and liabilities consisted of the following:

                                                                         (in thousands)
Deferred income tax liabilities-                                        2001        2000
------------------------------------------------------------------------------------------
Excess of book over tax basis of
 property and equipment                                               $ 10,868    $ 10,528
Goodwill                                                                 1,143         993
Other, net                                                                  38          30
------------------------------------------------------------------------------------------
   Total deferred income tax liabilities                              $ 12,049    $ 11,551
------------------------------------------------------------------------------------------

Deferred income tax assets -
Reserves and accrued expenses not yet
 deductible for income tax purposes                                   $  2,195    $  2,229
Net operating loss carryforward                                            634         683
Capitalized inventory costs                                                242         159
------------------------------------------------------------------------------------------
                                                                      $  3,071    $  3,071
Valuation allowance                                                       (634)       (683)
------------------------------------------------------------------------------------------
Total deferred income tax assets                                      $  2,437    $  2,388
------------------------------------------------------------------------------------------
Deferred income taxes, net                                            $  9,612    $  9,163
==========================================================================================

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

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees", and related interpretations in accounting for options granted to employees and directors. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2001, 2000, and 1999, respectively: dividend yield of 0% for all years; volatility of 0.51, 0.4 and
0.4 ; risk-free interest rates of 4.33%, 5.60%, and 5.00% and an expected life of six years for all years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                          2001       2000       1999
----------------------------------------------------------------------
Pro forma net income                   $     576  $      83  $   8,925
Basic pro forma earnings per share     $    0.08  $    0.01  $    1.19
Diluted pro forma earnings per share   $    0.08  $    0.01  $    1.13

      Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

                                                               2001       2000       1999
-----------------------------------------------------------------------------------------
Options outstanding at January 1                              1,045      1,158      1,249
Granted                                                         398         95         47
Exercised                                                        --       (148)      (137)
Canceled                                                       (169)       (60)        (1)
-----------------------------------------------------------------------------------------
Options outstanding at December 31                            1,274      1,045      1,158
=========================================================================================
Weighted-average option prices per common share:
Options outstanding at January 1                            $  6.81    $  6.56    $  6.25
Granted                                                     $  4.71    $  4.73    $  8.81
Exercised                                                   $    --    $  3.49    $  4.52
Canceled                                                    $  6.91    $  6.89    $  9.75
-----------------------------------------------------------------------------------------
Outstanding at December 31                                  $  6.14    $  6.81    $  6.56
=========================================================================================

Weighted-average fair value of options granted during the
  year                                                      $  1.27    $  2.35    $  4.14
Options exercisable at December 31                              736        808        800
Options available for grant at December 31                      264         98        156

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                       Options Outstanding                                    Options Exercisable
                       Number           Weighted-Average           Weighted-           Number                  Weighted-
    Range of        Outstanding             Remaining               Average          Exercisable                Average
Exercise Prices    at 12/31/2001        Contractual Life         Exercise Price     at 12/31/2001           Exercise Price
--------------------------------------------------------------------------------------------------------------------------
$2.88 - $ 4.44             165,680             6.3                   $3.48               65,680                   $3.05
$4.45 - $ 6.79             781,954             6.1                   $5.21              411,254                   $5.74
$6.80 - $ 9.75             226,700             5.1                   $8.75              159,100                   $8.82
$9.76 - $11.88             100,000             3.1                  $11.88              100,000                  $11.88
                         ---------                                                      -------
                         1,274,334                                                      736,034

Note 10. Earnings Per Share

(all numbers in thousands except per share amounts)     2001     2000     1999
------------------------------------------------------------------------------
Basic earnings per common share:
Income before extraordinary items                     $  302   $  192   $9,242
------------------------------------------------------------------------------
Weighted-average common shares outstanding             7,532    7,520    7,526
Basic earnings per common share                       $ 0.04   $ 0.03   $ 1.23
==============================================================================

Diluted earnings per common share:
Earnings applicable to common shares                  $  302   $  192   $9,242
------------------------------------------------------------------------------

Weighted-average common shares outstanding             7,532    7,520    7,526
Add - Options                                              3       99      337
------------------------------------------------------------------------------
Weighted-average common shares outstanding plus
    potential dilutive common shares                   7,535    7,619    7,863
------------------------------------------------------------------------------
Diluted earnings per common share                     $ 0.04   $ 0.03   $ 1.18
==============================================================================

Earnings per share from extraordinary items:
Basic earnings per common share                       $ 0.06   $   --   $   --
Diluted earnings per common share                     $ 0.06   $   --   $   --

      Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for 2001 and 2000 are 1,213,654 and 343,500 shares, respectively.

Note 11. Business Segments

      The Company considers its continuing operations to comprise two segments:
Atlantis Plastic Films and Atlantis Molded Plastics. During 2001, 2000, and 1999, an Atlantis Molded Plastics customer accounted for approximately 13%, 13%, and 14%, respectively, of the Company's net sales and 19%, 13%, and 14% respectively, of the Company's net accounts receivable. Summary data for 2001, 2000, and 1999 are as follows (in thousands):

                                         Atlantis       Atlantis
                                         Plastic         Molded
                                           Films        Plastics       Corporate    Consolidated
-------------------------------------------------------------------------------------------------
2001
Net sales                                $170,720       $ 77,094       $     --        $247,814
Operating income                            6,914          3,955             --          10,869
Identifiable assets                       100,396         62,389          6,573         169,358
Capital expenditures                        3,976          3,347            495           7,818
Depreciation and deferred loan fee
amortization                                5,472          3,937          1,413          10,822
Goodwill amortization                          --            597          1,181           1,778

2000
Net sales                                $174,903       $ 75,362       $     --        $250,265
Operating income                            6,066          5,299             --          11,365
Identifiable assets                       105,792         60,416          8,258         174,466
Capital expenditures                       10,262          4,194            926          15,382
Depreciation and deferred loan fee
amortization                                4,730          3,457          1,669           9,856
Goodwill amortization                          --            413          1,181           1,594


1999
Net sales                                $177,147       $ 76,908       $     --        $254,055
Operating income                           18,172          6,813             --          24,985
Identifiable assets                       112,696         59,388         (1,418)        170,666
Capital expenditures                        9,177          4,323          2,411          15,911
Depreciation and deferred loan fee
amortization                                4,521          3,253          1,102           8,876
Goodwill amortization                          --            391          1,181           1,572

Note 12. Profit Sharing and Retirement Plans

      Atlantis has a 401(k) defined contribution retirement plan. Generally, such plan covers all employees who have attained the age of 21 and have at least one year of service. The Board of Directors determines contributions to the plan. Related expenses were approximately $460,000, $432,000, and $430,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Effective January 1, 2000, the Company established the Atlantis Plastics, Inc. Deferred Compensation Plan (the "Plan") for certain selected employees. Under the Plan, eligible employees may elect to make pre-tax contributions to a trust fund up to a maximum of 15% of annual earnings. The Company contribution to the Plan is based upon the employee's contribution to the Plan but could not exceed $2,700 per participant for 2001. Normally, the full amount of each participant's interest in the trust fund is paid upon termination of employment; however, the Plan allows participants to make early withdrawals of contributions, subject to certain restrictions. Company assets earmarked to pay benefits under the Plan are held by a rabbi trust. Under current accounting rules, assets of a rabbi trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses will be recorded in the Company's financial statements. The Company may terminate the Plan at any time. Total Company contributions to the Plan were approximately $45,000 and $53,000 for the years ended December 31, 2001 and 2000, respectively.

Note 13. Related Parties

      Trivest and Trivest II, affiliates of two major shareholders, and the Company have certain common officers, directors, and shareholders. Management fees and expense allocations are paid to Trivest and Trivest II. During the years ended December 31, 2001, 2000, and 1999, the Company incurred costs related to these payments of approximately $1,173,000, $1,296,000, and $1,150,000 respectively.

      During 2001, 2000 and 1999 certain members of the Company's Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at prime and are due February 22, 2003, March 16, 2002 and February 13, 2004. Such notes are full-recourse in nature.

Note 14. Commitments and Contingencies

      The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.

      The Company leases various office space, buildings, transportation, and production equipment with terms in excess of one year. Total rent expense under these agreements for the years ended December 31, 2001, 2000, and 1999 was approximately $1.8 million, $1.3 million, and $1.0 million, respectively.

      The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 2001, consisted of the following (in thousands):

                        Year                        Amount
                        ----------------------------------
                        2002                        $1,371
                        2003                         1,305
                        2004                         1,129
                        2005                         1,008
                        2006                           625
                        Thereafter                   2,093
                        ----------------------------------
                        Total                       $7,531
                        ==================================

Note 15. Quarterly Financial Data (Unaudited)

      Unaudited consolidated quarterly financial data for the years ended December 31, 2001 and 2000 are as follows:

                                                                       (in thousands, except per share data)
                                                 Quarter Ended          Quarter Ended         Quarter Ended        Quarter Ended
                                                    March 31               June 30             September 30          December 31
                                             --------------------------------------------------------------------------------------
                                                 2001       2000       2001        2000       2001       2000      2001        2000
                                             --------------------------------------------------------------------------------------
Net sales                                    $ 64,702   $ 64,474   $ 62,493    $ 65,251   $ 63,401   $ 63,206  $ 57,218    $ 57,334
Gross profit                                   10,400     10,992      9,253       9,533      9,894      7,918     9,201       8,657
Net income (loss) before extraordinary items      426      1,059       (103)        356        117       (681)     (138)       (542)
Income (loss) before extraordinary
  items per common share
     Basic
           - Net income (loss)               $   0.06   $   0.14   $  (0.01)   $   0.05   $   0.02   $  (0.09) $  (0.03)   $  (0.07)
     Diluted
        - Net income (loss)                  $   0.06   $   0.14   $  (0.01)   $   0.05   $   0.02   $  (0.09) $  (0.03)   $  (0.07)

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      (a) Documents filed as a part of this report:

                                                                            Page
                                                                            ----
      (1)   Financial Statements:
            Report of Independent Auditors .................................. 20
            Consolidated Statements of Income ............................... 21
            Consolidated Balance Sheets ..................................... 22
            Consolidated Statements of Changes in Shareholders' Equity ...... 23
            Consolidated Statements of Cash Flows ........................... 24
            Notes to Consolidated Financial Statements ...................... 25

      (2)   Financial Statement Schedules:

            The following Financial Statement Schedule for the years ended December 31, 2001, 2000, and 1999 is submitted herewith:

            Schedule II - Valuation and Qualifying Accounts ................. 37

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

      (b) Reports on Form 8-K

      During the fourth quarter of 2001, no reports on Form 8-K were filed by the Registrant.

Atlantis Plastics, Inc.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, ($ in thousands)

                                                                    Balance at   Charged to     Charged                     Balance
                                                                     Beginning   Costs and      to Other                     at End
Classification                                                        of Year     Expenses      Accounts   Deductions (a)   of Year
------------------------------------------------------------------------------------------------------------------------------------
2001
       Allowances reducing the assets in the balance sheet:
           Doubtful accounts receivable                             $      648   $     (112)   $       --   $      (36)   $      572
           Reserve for sales allowances                                    824           --            --          324           500
           Reserve for inventory obsolescence                              712           (7)           --           29           676
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                     $    2,184   $     (119)   $       --   $      317    $    1,748
====================================================================================================================================

2000
       Allowances reducing the assets in the balance sheet:
           Doubtful accounts receivable                             $    1,129   $      369    $       --   $      850    $      648
           Reserve for sales allowances                                    774           50            --           --           824
           Reserve for inventory obsolescence                              616          164            --           68           712
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                     $    2,519   $      583    $       --   $      918    $    2,184
====================================================================================================================================

1999
       Allowances reducing the assets in the balance sheet:
           Doubtful accounts receivable                             $      955   $      377    $       --   $      203    $    1,129
           Reserve for sales allowances                                    561          346            --          133           774
           Reserve for inventory obsolescence                              724          140            --          248           616
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                     $    2,240   $      863    $       --   $      584    $    2,519
====================================================================================================================================

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

3.2         Registrant's Bylaws (February 1988) (3.2)(1)

4.1 Form of Stock Certificate evidencing ownership of Registrant's Class A Common Stock(7)

4.2 Trust Indenture between Registrant and American Stock Transfer and Trust Company (4.2)(5)

4.3         Form of Senior Note, dated February 15, 1993 (4.3)(6)

10.1*       Registrant's 1997 Stock Option Plan.(14)

10.2*       Registrant's 1998 Stock Option Plan. (16)

10.3*       Registrant's 2001 Stock Option Plan.

10.4*       Form of Indemnification Agreement. (10.47)(6)

10.5* Management Agreement dated as of January 1, 1998 between Registrant and Trivest, Inc. (10.1)(17)

10.6* Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (10.2)(17)

10.7 Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (10.9)(19)

10.8 Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (10.40)(3)

10.9 License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (10.41)(3)

10.10 Loan Contract, dated October 30, 1987, between State of Minnesota and National Poly Products, Inc. (10.11)(2)

10.11 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated October 30, 1991. (10.43)(3)

10.12 Letter of Consent to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated January 13, 1992. (10.44)(3)

10.13 Consent and Acknowledgment to the Loan Contract between State of Minnesota and National Poly Products, Inc., dated February 18, 1993. (10.22)(5)

10.14 Loan Agreement between Arkansas Development Finance Authority and Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), dated March 18, 1992. (10.69)(4)

10.15 Promissory Note from Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992. (10.70)(4)

10.16 Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (10.78)(4)

10.17 First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (10.21)(15)

10.18 First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002.

10.19 Credit Agreement, dated February 22, 1993, between the Registrant and Heller Financial, Inc. (the "Heller Credit Agreement"). (10.39)(5)

10.20 First Amendment and Waiver, dated March 28, 1994, to Heller Credit Agreement. (10.29)(7)

10.21       Consent Letter, dated May 23, 1994, to Heller Credit Agreement.
            (10.30)(7)

10.22 Second Amendment, dated August 15, 1994, to Heller Credit Agreement. (10.31)(7)

10.23 Consent Letter, dated September 9, 1994, to Heller Credit Agreement. (10.32)(7)

10.24 Consent Letter, dated February 13, 1995, to Heller Credit Agreement. (10.33)(7)

10.25 Consent and Waiver Letter, dated February 24, 1995, to Heller Credit Agreement. (10.34)(7)

10.26 Third Amendment to Heller Credit Agreement and Consent, dated as of March 30, 1995. (10.3)(8)

10.27 Fourth Amendment to Heller Credit Agreement, dated as of September 30, 1995. (10.2)(9)

10.28 Fifth Amendment to Heller Credit Agreement, dated as of December 31, 1995. (10.33)(10)

10.29 Sixth Amendment to Heller Credit Agreement, dated as of December 30, 1995. (10.1)(11)

10.30 Seventh Amendment to Heller Credit Agreement, dated as of September 5, 1996. (10.2)(11)

10.31 Eighth Amendment to Heller Credit Agreement, dated as of November 6, 1996. (10.35)(12)

10.32 Ninth Amendment to Heller Credit Agreement, dated as of January 31, 1997. (10.36)(12)

10.33 Tenth Amendment to Heller Credit Agreement, dated as of August 4, 1997. (10.38)(15)

10.34 Eleventh Amendment to Heller Credit Agreement, dated as of November 3, 1997. (10.7)(13)

10.35 Twelfth Amendment to Heller Credit Agreement, dated as of February 20, 1998. (10.40)(15)

10.36 Thirteenth Amendment to Heller Credit Agreement, dated as of August 21, 1998. (10.1)(18)

10.37 Fourteenth Amendment to Heller Credit Agreement, dated as of October 15, 1998. (10.2)(18)

10.38 Fifteenth Amendment to Heller Credit Agreement, dated as of February 22, 1999. (10.41)(19)

10.39 Sixteenth Amendment to Heller Credit Agreement, dated as of May 22, 1999. (10.1)(20)

10.40 Seventeenth Amendment to Heller Credit Agreement, dated as of November 12, 1999. (10.9)(21)

10.41 Eighteenth Amendment to Heller Credit Agreement, dated as of May 12, 2000. (10.1)(23)

10.42 Ninteenth Amendment to Heller Credit Agreement, dated as of September 30, 2000. (10.3)(25)

10.43 Twentieth Amendment to Heller Credit Agreement, dated as of November 12, 2001. (10.1)(27)

10.44 Amended Revolving Note, dated September 30, 2000, between the Registrant and Heller Financial, Inc. (10.4)(25)

10.45 Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (10.35)(7)

10.46 * Employment Agreement, dated February 1, 1995, between the Registrant and Anthony F. Bova. (10.1)(8)

10.47 * Sixth Amendment, dated December 31, 2001, to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova.

10.48 *Registrant's Deferred Compensation Plan, incorporated by reference and filed with the Registrant's Form S-8 filed April 5, 2000 (no. 333-34050). (10.3)(23)

10.49 Master Security Agreement and Promissory Note between Cyanede Plastics, Inc. and General Electric Capital Corporation ("GECC") in the amount of $2,673,919, dated as of February 23, 1995. (10.4)(8)

10.50 Corporate Guaranty of the Registrant of the obligations of Cyanede Plastics, Inc. to GECC, dated as of February 23, 1995. (10.5)(8)

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

10.55 Corporate Guaranty of the Registrant of the obligations of Atlantis Plastic Films, Inc. to GECC dated as of February 23, 1995. (10.12)(8)

10.56 Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of January 30, 1997. (10.57)(12)

10.57 Second Amendment and Restatement of Promissory Note by and between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, dated as of May 17, 2000. (10.1) (24)

10.58 Commercial Installment Note from Pierce Plastics, Inc. to National City Bank of Indiana in the amount of $862,468.72, dated as of March 15, 2000.(22)

10.59 Commercial Installment Note from Pierce Plastics, Inc. to National City Bank of Indiana in the amount of $826,557.52, dated as of August 15, 2000. (10.1)(25)

10.60 Guaranty of the Registrant of the obligations of Pierce Plastics, Inc. to National City Bank of Indiana, dated as of March 15, 2000.
            (22)

10.61 Consolidated Amendment No. 1 to Credit Agreement between Atlantis Plastics Injection Molding, Inc. and the Registrant and National City Bank, Northeast, dated as of December 31, 1997. (10.66) (15)

10.62 Demand Promissory Note from Atlantis Plastics Films, Inc. to GECC in the amount of $1,280,579.70, dated as of May 8, 1998. (10.18) (10)

10.63 Lease between Principal Life Insurance Company and Atlantis Plastics Films, Inc., dated as of March 8, 2000. (10.2) (24)

10.64 Guaranty of Lease by Registrant of the obligations of Atlantis Plastics Films, dated as of March 8, 2000. (10.3) (24)

10.65 Promissory Note between Atlantis Plastics Inc. and Atlantis Plastics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (10.2) (26)

10.66 Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (10.4)
            (26)

10.67 Amendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastics Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (10.3) (26)

10.68 Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001.

21.1        Registrant's Subsidiaries

23.1 Consent of Ernst & Young LLP relating to the Company's Registration Statements on Form S-8 (No. 333-34197, No. 333-63855, and No. 333-34050)

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

(26) Incorporated by reference to the exhibit shown in parenthesis and filed the Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 2001.

      (b) Reports on Form 8-K

      During the fourth quarter of 2001, the Registrant filed no reports on Form 8-K.

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

                                                  ATLANTIS PLASTICS, INC.

Date: April 1, 2002                       By:/S/       PAUL G. SAARI
                                             ---------------------------------
                                                       Paul G. Saari
                                            Senior Vice President, Finance and
                                                  Chief Financial Officer

Date: April 1, 2002                       By:/S/     SUSAN G. EDWARDS
                                             ---------------------------------
                                                     Susan G. Edwards
                                                        Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                          Title                     Date
        ---------                          -----                     ----

 /s/ EARL W. POWELL                Chairman of the Board       April 1, 2002
-----------------------------
     Earl W. Powell


 /s/ PHILLIP T. GEORGE, M.D.   Director, Vice Chairman, and    April 1, 2002
-----------------------------    Chairman of the Executive
     Phillip T. George, M.D.            Committee


 /s/ ANTHONY F. BOVA               President and Chief         April 1, 2002
-----------------------------        Executive Officer
     Anthony F. Bova


 /s/ PAUL G. SAARI            Senior Vice President, Finance   April 1, 2002
----------------------------- and Principal Financial Officer
     Paul G. Saari


 /s/ SUSAN G. EDWARDS                Controller and            April 1, 2002
-----------------------------  Principal Accounting Officer
     Susan G. Edwards

 /s/ CHARLES D. MURPHY, III              Director              April 1, 2002
-----------------------------
     Charles D. Murphy, III

 /s/ CHESTER B. VANATTA                  Director              April 1, 2002
-----------------------------
     Chester B. Vanatta

 /s/ LARRY D. HORNER                     Director              April 1, 2002
-----------------------------
     Larry D. Horner

/s/  CESAR ALVAREZ                       Director              April 1, 2002
-----------------------------
     Cesar Alvarez

/s/  JAY SHUSTER                         Director              April 1, 2002
-----------------------------
     Jay Shuster

                               INDEX TO EXHIBITS

Exhibit

10.3* Registrant's 2001 Stock Option Plan.

10.18 First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002.

10.47 * Sixth Amendment, dated December 31, 2001, to Employment Agreement dated February 1, 1995 between Registrant and Anthony F. Bova.

10.68 Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001.

21.1  Registrant's Subsidiaries

23.1 Consent of Ernst & Young LLP relating to the Company's Registration Statements on Form S-8 (No. 333-34197, No. 333-63855 and No. 333-34050).