Form 10-Q
period 2002-03-31
ATLANTIS PLASTICS INC
filed 2002-05-08
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to__________________

Commission File number 1-9487

ATLANTIS PLASTICS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	06-1088270 (IRS Employer Identification No.)

1870 The Exchange, Suite 200, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

(Registrant’s telephone number, including Area Code) (800) 497-7659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No     .

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class Shares	Outstanding at March 31, 2002

A, $.10 par value	5,015,515

B, $.10 par value	2,563,218

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2002

Part 1. Financial Information

Item 1. Financial Statements
ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2002(1)	2001

ASSETS

Cash and cash equivalents	$158	$937

Accounts receivable, less allowance for doubtful accounts and returned items of $957 in 2002 and $1,072 in 2001	31,354	28,925

Inventories	17,541	16,112

Other current assets	4,022	5,710

Deferred income tax assets	2,437	2,437

Total current assets	55,512	54,121

Property and equipment, net	69,104	69,067

Goodwill, net of accumulated amortization	46,402	46,402

Other assets	17	13

Total assets	$171,035	$169,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$20,975	$21,589

Current portion of long-term debt	76,026	25,188

Total current liabilities	97,001	46,777

Long-term debt, less current portion	13,755	63,702

Deferred income tax liabilities	11,901	12,049

Other liabilities	14	12

Total liabilities	122,671	122,540

Commitments and contingencies	—	—

Shareholders’ equity:

Class A Common Stock, $.10 par value, 20,000,000 shares authorized, 5,015,515 and 4,961,662 shares issued and outstanding in 2002 and 2001	502	496

Class B Common Stock, $.10 par value, 7,000,000 shares authorized, 2,563,218 and 2,570,191 shares issued and outstanding in 2002 and 2001	256	257

Additional paid-in capital	10,852	10,677

Notes receivable from sale of Common Stock	(1,625)	(1,589)

Retained earnings	38,379	37,222

Total shareholders’ equity	48,364	47,063

Total liabilities and shareholders’ equity	$171,035	$169,603

(1)	Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Net sales	$58,263	$64,702

Cost of sales	47,314	54,302

Gross profit	10,949	10,400

Selling, general and administrative expenses	7,194	6,494

Goodwill amortization	—	448

Operating income	3,755	3,458

Net interest expense	(1,886)	(2,569)

Income before provision for income taxes	1,869	889

Provision for income taxes	(712)	(463)

Net income	$1,157	$426

Earnings per share

Basic and Diluted:

Net income	$0.15	$0.06

Weighted average number of shares used in

computing earnings per share (in thousands)

Basic	7,540	7,533

Diluted	7,551	7,543

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Cash Flows From Operating Activities

Net income	$1,157	$426

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,899	2,447

Loss on disposal of assets	139	5

Amortization of goodwill	—	448

Loan fee and other amortization	76	116

Interest receivable from shareholder loans	(18)	(32)

Deferred income taxes	(148)	(506)

Changes in operating assets and liabilities	(2,816)	1,659

Total adjustments	132	4,137

Net cash provided by operating activities	1,289	4,563

Cash Flows From Investing Activities Capital expenditures	(3,075)	(1,586)

Purchase of business	—	(39)

Proceeds from asset dispositions	—	1

Net cash used in investing activities	(3,075)	(1,624)

Cash Flows From Financing Activities

Net borrowings (repayments) under revolving credit agreements	2,500	(3,000)

Payments on long-term debt	(1,609)	(633)

Payments on notes receivable from shareholders	96	140

Purchase of common stock	—	(8)

Proceeds from exercise of stock options	20	—

Net cash provided by (used in) financing activities	1,007	(3,501)

Net decrease in cash and cash equivalents	(779)	(562)

Cash and cash equivalents at beginning of period	937	2,445

Cash and cash equivalents at end of period	$158	$1,883

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2001.

Inventories

         The components of inventory consist of the following:

	March 31	December 31
(in thousands)	2002	2001

Raw Materials	$8,528	$7,370

Work in Process	147	167

Finished Products	8,866	8,575

	$17,541	$16,112

Segment Information

         The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

	Three Months Ended March 31, 2002

	Atlantis	Atlantis
	Plastics	Molded
(in thousands)	Films	Plastics	Corporate		Consolidated

Net sales	$37,747	$20,516	—		$58,263

Operating income	1,849	1,906	—		3,755

Identifiable assets	98,241	63,377	$9,417	(1)	171,035

Capital expenditures	1,036	1,416	623		3,075

Depreciation and amortization	1,521	1,048	406		2,975

	Three Months Ended March 31, 2001

	Atlantis	Atlantis
	Plastics	Molded
(in thousands)	Films	Plastics	Corporate		Consolidated

Net sales	$46,335	$18,367	—		$64,702

Operating income	2,759	699	—		3,458

Identifiable assets	107,134	59,919	$5,121	(1)	172,174

Capital expenditures	980	599	7		1,586

Depreciation and amortization	1,213	1,109	689		3,011

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Earnings Per Share Data

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months
	Ended March 31
( in thousands, except per share data)	2002	2001

Basic earnings per common share:

Net income	$1,157	$426

Weighted-average shares outstanding	7,540	7,533

Basic earnings per common share	$0.15	$0.06

Diluted earnings per common share

Net income	$1,157	$426

Weighted-average shares outstanding	7,540	7,533

Add — Options	11	10

Weighted-average common shares outstanding plus

potential dilutive common shares	7,551	7,543

Diluted earnings per share	$0.15	$0.06

         Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for the quarter ended March 31, 2002 and March 31, 2001 not included above are 1,210,454 and 986,954 shares, respectively.

Item 2. Management’s Discussion And Analysis of Financial Condition And
Results of Operations

Overview

         Atlantis Plastics, Inc. (“Atlantis” or the “Company”) is a leading U.S. plastics manufacturer consisting of two operating segments: (i) Atlantis Plastic Films, which produces polyethylene stretch and custom films used in a variety of industrial and consumer applications, and (ii) Atlantis Molded Plastics, which produces molded plastic products for a variety of applications, including products and components for the appliance, automotive, building supply, and recreational vehicle industries.

         Atlantis Plastic Films accounts for approximately 65% of the Company’s net sales and produces (i) stretch films, which are multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage; (ii) custom film products, such as high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets; and (iii) institutional products such as aprons, gloves, and tablecloths that are converted from polyethylene films.

         Atlantis Molded Plastics, which accounts for approximately 35% of the Company’s net sales, consists of two principal technologies serving a variety of specific market segments described as follows: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts for both trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

Selected income statement data for the quarterly periods ended March 31, 2001 through March 31, 2002 are as follows:

	2002	2001

($ in millions)	Q1	Q4	Q3	Q2	Q1

NET SALES

Plastic Films	$37.8	$38.5	$42.9	$43.0	$46.3

Molded Plastics	20.5	18.7	20.5	19.5	18.4

Total	$58.3	$57.2	$63.4	$62.5	$64.7

GROSS PROFIT

Plastic Films	18%	17%	15%	14%	17%

Molded Plastics	21%	15%	17%	17%	15%

Total	19%	16%	16%	15%	16%

OPERATING INCOME (1)

Plastic Films (excluding goodwill)	5%	4%	4%	4%	7%

Molded Plastics (excluding goodwill)	9%	5%	7%	7%	5%

Goodwill amortization	—	(1)%	(1)%	(1)%	(1)%

Total	6%	4%	4%	4%	5%

NET INTEREST EXPENSE	$1.9	$2.1	$2.3	$2.4	$2.6

(1)	Previously reported segment operating margins have been adjusted to exclude goodwill amortization in order to provide more comparative information with the adoption of Statement of Financial Accounting Standard No. 142, Accounting for Goodwill and Other Intangible Assets, on January 1, 2002.

Results of Operations

Net Sales

         The Company’s net sales for the quarter ended March 31, 2002 were $58.3 million, compared to $64.7 million for the quarter ended March 31, 2001. Atlantis Plastics Films’ volume (measured in pounds) for the quarter ended March 31, 2002 was 5% below the quarter ended March 31, 2001. Sales volume (measured in dollars) for the quarter ended March 31, 2002 decreased 19%, compared to the quarter ended March 31, 2001 as a result of the 5% volume decrease and the reduction in average selling prices caused by the decrease in resin prices.

         Net sales for the molded products business (measured in dollars) increased 12% for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. The increase is primarily the result of volume increases to major customers as well as continued growth within the building products segment.

Gross Profit and Operating Profit

         Atlantis’ gross margin and operating margin for the quarter ended March 31, 2002 were 19% and 6% respectively, compared with 16% and 5% respectively, for the quarter ended March 31, 2001. In the plastic films segment, gross margin and operating margin were 18% and 5% respectively, for the quarter ended March 31, 2002, compared to 17% and 7% respectively, for the quarter ended March 31, 2001.

         In Atlantis’ Molded Products segment the 12% increase in sales volume resulted in improvements in both gross margin and operating margin. Gross margin and operating margin for the quarter ended March 31, 2002 were 21% and 9% respectively, compared to 15% and 5% respectively, for the quarter ended March 31, 2001.

Selling, General, and Administrative Expense

         The Company’s selling, general, and administrative (SG&A) expense increased to $7.2 million for the quarter ended March 31, 2002 from $6.5 million, excluding goodwill amortization of approximately 0.4 million, for the quarter ended March 31, 2001. The increase is primarily the result of both increased health and general insurance costs.

Net Interest Expense and Income Taxes

         Net interest expense for the quarter ended March 31, 2002 decreased to $ 1.9 million, compared to $2.6 million for the quarter ended March 31, 2001. Interest rates during the three-month period ending March 31, 2002 resulted in a lower average interest rate on the variable portion of debt, compared to the average variable interest rate for the three-month period ending March 31, 2001. In addition, the Company repurchased approximately $25.5 million of the 11% fixed rate Senior Notes during 2001. The repurchase was funded by new debt and borrowings under the revolving credit agreement at lower variable interest rates. Total debt increased to $89.8 million at March 31, 2002 from $88.9 million at December 31, 2001.

         The Company’s effective income tax rate in 2001 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization.

Income

         As a result of the factors described above, operating income increased to $3.8 million (6% of net sales) during the quarter ended March 31, 2002, compared to $3.5 million (5% of net sales), including goodwill amortization of $0.4 million, for the quarter ended March 31, 2001. Net income and basic and diluted earnings per share for the quarter ended March 31, 2002 and 2001 were as follows:

	2002	2001

Net income	$1.2 million	$0.4 million

Basic earnings per share	$0.15	$0.06

Diluted earnings per share	$0.15	$0.06

Liquidity and Capital Resources

         At March 31, 2002, the Company had approximately $89.8 million of outstanding indebtedness, approximately $0.2 million in cash and cash equivalents, and an additional $4.7 million unused availability under its revolving credit facility, net of outstanding letters of credit of approximately $1.3 million. The revolving credit facility expires January 31, 2003, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of April 26, 2002, borrowings on this facility totaled $23.0 million and unused availability, net of outstanding letters of credit of approximately $1.3 million, equaled $5.7 million. The Company’s principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures.

         At March 31, 2002, the Company’s current portion of long-term debt increased by $50.8 million to $76.0 million from the balance of $25.2 million at December 31, 2001. This increase was primarily the result of the reclassification from long-term debt to current debt of the $49.3 million 11% Senior Notes due February 15, 2003. Atlantis is exploring alternatives to refinance its long-term debt, including the 11% Senior Notes.

         The Company’s high debt level presents substantial risks and could have negative consequences. For example, it could (1) require the Company to dedicate a substantial portion of its cash flow from operations to repayment of debt, limiting the availability of cash for other purposes; (2) increase the Company’s vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain its operations if the Company suffers shortfalls in net sales; (3) hinder the Company’s flexibility in planning for, or reacting to, changes in its business and industry by preventing the Company from borrowing money to upgrade its equipment or facilities; and (4) limit or impair the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.

         In the event that the Company’s cash flow from operations is not sufficient to fund the Company’s expenditures or to service its indebtedness, the Company would be required to raise additional funds through the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its highly leveraged capital structure could significantly limit its ability to finance its expansion program and other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.

Cash Flows from Operating Activities

         For the quarter ended March 31, 2002, net cash provided by operating activities was approximately $1.3 million, compared to $4.6 million for the quarter ended March 31, 2001. The difference between the Company’s net income of $1.2 million and its $1.3 million operating cash flow for the quarter ended March 31, 2001 was primarily attributable to approximately $3.0 million of depreciation and amortization expense, and a $1.6 million decrease in other assets resulting primarily from the receipt of resin rebates offset by an approximately $2.9 million increase in accounts receivable due to increased net sales, a $1.4 million increase in inventories, and a $0.6 decrease in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

         Net cash used in investing activities increased to $3.1 million in the quarter ended March 31, 2002, compared to $1.6 million for the quarter ended March 31, 2001. This increase was primarily the result of increased capital expenditures (net of dispositions).

Cash Flows from Financing Activities

         Net cash provided by financing activities for the quarter ended March 31, 2002 was $1.0 million, compared with net cash used in financing activities of $3.5 million for the quarter ended March 31, 2001. The Company’s financing cash flow for the quarter ended March 31, 2002 reflects net borrowings of $2.5 million under the revolving credit agreements and approximately $1.6 million in payments on long-term debt. This was partially offset by the receipt of approximately $0.1 million in interest due from shareholder notes.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Accounting for Goodwill and Other Intangibles (“SFAS 141 and SFAS 142”). SFAS 141 eliminated the use of pooling for business combinations after June 30, 2001. Under SFAS 142 goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets such as our customer lists that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. On January 1, 2002, the Company adopted SFAS 142. The impact of the adoption as it relates to existing goodwill is expected to be a reduction of amortization expense of $1.8 million during the years ended December 31, 2002 and 2003. During the quarter ended March 31, 2002 the reduction to amortization expense was approximately $0.4 million.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes the provisions of APB Opinion 30, Reporting the Results of Operations-Discontinued Events and Extraordinary Items, with regard to reporting the effects of a disposal of a segment of a business. The Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under the Statement, more dispositions will qualify for discontinued operations treatment in the statement of income, which requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred. The Statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect at this time that the adoption of SFAS 144 will have a material impact on its financial statements.

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

         Forward-looking statements may include, but are not limited to, projections of net sales, income or losses, or capital expenditures; plans for future operations; financing needs or plans; compliance with financial covenants in loan agreements; plans for liquidation or sale of assets or businesses; plans relating to products or services of the Company; assessments of materiality; predictions of future events; the ability to obtain additional financing; the Company’s ability to meet obligations as they become due; the impact of pending and possible litigation; as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, the impact of leverage, dependence on major customers, fluctuating demand for the Company’s products, risks in product and technology development, fluctuating resin prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in the Company’s Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations.

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

         The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on one month London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of April 12, 2002. The fair market value of the Senior Notes is based on quoted market price as of March 31, 2002. The carrying value of the Company’s other long-term debt approximates its fair market value.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest Rate
($ 000)

								Value as of
	2002	2003	2004	2005	2006	Thereafter	Total	March 31, 2002

Senior Notes

- Maturity	$—	$49,325	$—	$—	$—	$—	$49,325	$49,325

- Average Interest Rate	11%	11%

Other Long-Term Debt – Fixed Rate

- Maturity	$136	$126	$135	$143	$151	$50	$741	$741

- Average Interest Rate	6.17%	6.58%	6.58%	6.58%	6.58%	6.58%

Other Long-Term Debt – Variable Rate*

- Maturity	$25,947	$2,268	$2,268	$2,803	$2,143	$4,286	$39,715	$39,715

- Average Interest Rate	4.58%	4.54%	4.54%	4.61%	4.61%	4.61%

*	Based on LIBOR plus spreads of 1.75% to 2.75%, prime plus spreads of 1.0% and commercial paper plus 2.7% (all rates as of April 12, 2002)

Part II. Other Information

Item 1. Legal Proceedings

The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

(B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: May 6, 2002	By:	/s/ Anthony F. Bova ANTHONY F. BOVA President and Chief Executive Officer

Date: May 6, 2002	By:	/s/ Paul G. Saari PAUL G. SAARI Senior Vice President, Finance and Chief Financial Officer