Form 10-Q
period 2002-06-30
ATLANTIS PLASTICS INC
filed 2002-08-14
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  .  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class Shares	Outstanding at July 31, 2002

A, $.10 par value	5,093,854
B, $.10 par value	2,484,879

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2002

Part 1. Financial Information

Item 1. Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2002 (1)	2001

ASSETS
Cash and cash equivalents	$664	$937
Accounts receivable, less allowance for doubtful accounts
and returned items of $1,023 in 2002 and $1,072 in 2001	32,979	28,925
Inventories	19,750	16,112
Other current assets	4,577	5,710
Deferred income tax assets	2,437	2,437

Total current assets	60,407	54,121

Property and equipment, net	68,137	69,067
Goodwill, net of accumulated amortization	46,402	46,402
Other assets	183	13

Total assets	$175,129	$169,603

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$25,870	$21,589
Current portion of long-term debt	74,369	25,188

Total current liabilities	100,239	46,777

Long-term debt, less current portion	13,158	63,702
Deferred income tax liabilities	11,706	12,049
Other liabilities	334	12

Total liabilities	125,437	122,540

Commitments and contingencies	-	-

Shareholders' equity:
Class A Common Stock, $.10 par value, 20,000,000 shares authorized,
5,063,928 and 4,961,662 shares issued and outstanding in 2002 and 2001	506	496
Class B Common Stock, $.10 par value, 7,000,000 shares authorized,
2,514,805 and 2,570,191 shares issued and outstanding in 2002 and 2001	252	257
Additional paid-in capital	10,852	10,677
Notes receivable from sale of Common Stock	(1,644)	(1,589)
Retained earnings	39,726	37,222

Total shareholders' equity	49,692	47,063

Total liabilities and shareholders' equity	$175,129	$169,603

(1) Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	$67,117	$62,493	$125,380	$127,195

Cost of sales	55,556	53,240	102,870	107,542

Gross profit	11,561	9,253	22,510	19,653

Selling, general and administrative expenses	7,548	6,256	14,742	12,750
Goodwill amortization	-	443	-	891

Operating income	4,013	2,554	7,768	6,012

Net interest expense	(1,844)	(2,446)	(3,730)	(5,015)

Income before provision for income taxes	2,169	108	4,038	997

Provision for income taxes	(822)	(211)	(1,534)	(674)

Income (loss) before extraordinary item	1,347	(103)	2,504	323

Extraordinary gain on early extinguishment of debt,
net of income taxes	-	423	-	423

Net income	$1,347	$320	$2,504	$746

Earnings per share – Basic
Income (loss) before extraordinary item	$0.18	$(0.01)	$0.33	$0.04
Extraordinary gain on early extinguishment of debt,
net of income taxes	-	0.05	-	0.06

Net income	$0.18	$0.04	$0.33	$0.10

Weighted average number of shares used in
Computing basic earnings per share (in thousands)	7,579	7,532	7,560	7,532

Earnings per share – Diluted
Income (loss) before extraordinary item	$0.18	$(0.01)	$0.33	$0.04
Extraordinary gain on early extinguishment of debt,
net of income taxes	-	0.05	-	0.06

Net income	$0.18	$0.04	$0.33	$0.10

Weighted average number of shares used in
Computing diluted earnings per share (in thousands)	7,589	7,533	7,570	7,538

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2002	2001

Cash Flows From Operating Activities
Net income	$2,504	$746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,824	5,060
Loss on disposal of assets	199	4
Amortization of goodwill	-	891
Loan fee and other amortization	192	172
Interest receivable from shareholder loans	(37)	(58)
Gain on early extinguishment of debt	-	(138)
Deferred income taxes	(343)	215
Changes in operating assets and liabilities	(2,272)	(1,217)

Total adjustments	3,563	4,929

Net cash provided by operating activities	6,067	5,675

Cash Flows From Investing Activities
Capital expenditures	(5,093)	(3,619)
Purchase of business	-	(46)
Proceeds from asset dispositions	-	2

Net cash used in investing activities	(5,093)	(3,663)

Cash Flows From Financing Activities
Net borrowings (repayments) under revolving credit agreements	1,000	2,500
Payments on long-term debt	(2,363)	(6,715)
Payments on notes receivable from shareholders	96	140
Purchase of common stock	-	(9)
Proceeds from exercise of stock options	20	-

Net cash provided by (used in) financing activities	(1,247)	(4,084)

Net decrease in cash and cash equivalents	(273)	(2,072)
Cash and cash equivalents at beginning of period	937	2,445

Cash and cash equivalents at end of period	$664	$373

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements .. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Inventories

       The components of inventory consist of the following:

	June 30	December 31
(in thousands)	2002	2001

Raw Materials	$11,504	$7,370
Work in Process	143	167
Finished Products	8,103	8,575

	$19,750	$16,112

Segment Information

       The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Plastics. Information related to such segments is as follows:

Six Months Ended June 30, 2002

	Atlantis	Atlantis
	Plastics	Molded
(in thousands)	Films	Plastics	Corporate		Consolidated

Net sales	$82,154	$43,226	-		$125,380
Operating income	3,969	3,799	-		7,768
Identifiable assets	99,980	65,372	$9,777	(1)	175,129
Capital expenditures	1,839	2,495	759		5,093
Depreciation and amortization	3,066	2,099	851		6,016

Six Months Ended June 30, 2001

	Atlantis	Atlantis
	Plastics	Molded
(in thousands)	Films	Plastics	Corporate		Consolidated

Net sales	$89,328	$37,867	-		$127,195
Operating income	4,112	1,900	-		6,012
Identifiable assets	104,089	62,103	$6,291	(1)	172,483
Capital expenditures	2,168	1,247	204		3,619
Depreciation and amortization	2,576	2,253	1,294		6,123

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Earnings Per Share Data

       The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months		Six Months
	Ended June 30		Ended June 30
in thousands, except per share data	2002	2001	2002	2001

Income (loss) before extraordinary item	$1,347	$(103)	$2,504	$323
Extraordinary gain on early extinguishment of debt, net of income taxes	-	423	-	423

Net income	$1,347	$320	$2,504	$746

Earnings per share - basic
Income (loss) before extraordinary item	$0.18	$(0.01)	$0.33	$0.04
Extraordinary gain on early extinguishment of debt, net of income taxes	-	0.05	-	0.06

Net income	$0.18	$0.04	$0.33	$0.10

Weighted average shares outstanding - basic	7,579	7,532	7,560	7,532

Earnings per share - diluted
Income (loss) before extraordinary item	$0.18	$(0.01)	$0.33	$0.04
Extraordinary gain on early extinguishment of debt, net of income taxes	-	0.05	-	0.06

Net income	$0.18	$0.04	$0.33	$0.10

Weighted average shares outstanding	7,579	7,532	7,560	7,532
Net effect of dilutive stock options-based on treasury stock method	10	1	10	6

Weighted average shares outstanding - diluted	7,589	7,533	7,570	7,538

       Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for the six months ended June 30, 2002 and June 30, 2001 not included above are 1,135,454 and 1,047,554 shares, respectively.

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

          Atlantis Molded Plastics, which accounts for approximately 35% of the Company’s net sales, employees two principal technologies (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts (profile extrusion) for both trim and functional that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

Selected income statement data for the quarterly periods ended March 31, 2001 through June 30, 2002 are as follows:

	2002			2001

($ in millions)	Q2	Q1	Q4	Q3	Q2	Q1

NET SALES
Plastic Films	$44.4	$37.8	$38.5	$42.9	$43.0	$46.3
Molded Plastics	22.7	20.5	18.7	20.5	19.5	18.4

Total	$67.1	$58.3	$57.2	$63.4	$62.5	$64.7

GROSS PROFIT
Plastic Films	16%	18%	17%	15%	14%	16%
Molded Plastics	19%	21%	15%	17%	17%	15%

Total	17%	19%	16%	16%	15%	16%

OPERATING INCOME (1)
Plastic Films	5%	5%	4%	4%	4%	7%
Molded Plastics	8%	9%	5%	7%	7%	5%
Goodwill amortization	-	-	(1)%	(1)%	(1)%	(1)%

Total	6%	6%	4%	4%	4%	5%

NET INTEREST EXPENSE	$ 1.8	$ 1.9	$ 2.1	$ 2.3	$ 2.4	$ 2.6

(1) Previously reported segment operating margins have been adjusted to exclude goodwill amortization in order to provide more comparative information with the adoption of Statement of Financial Accounting Standard No. 142, Accounting for Goodwill and Other Intangible Assets, on January 1, 2002.

Results of Operations

Net Sales

          The Company’s net sales for the quarter and six months ended June 30, 2002 were $67.1 million and $125.4 million, respectively, compared to $62.5 million and $127.2 million, respectively, for the comparable periods ending June 30, 2001. Atlantis Plastics Films’ net sales for the quarter and six months ended June 30, 2002 increased 3% and decreased 8%, respectively, compared to the quar ter and six months ended June 30, 2001. Average selling prices were lower in both the quarter and six months ended June 30, 2002 due to the combination of lower resin prices compared to the comparable periods in 2001, overcapacity in the marketplace, and competitive price pressures. Sales volume (measured in pounds) for the quarter and six months ended June 30, 2002 increased 22% and 8%, respectively, compared to the quarter and six months ended June 30, 2001.

          Net sales for the molded products business (measured in dollars) increased 16% and 14%, respectively, compared to the quarter and six months ended June 30, 2001. The increase is primarily the result of volume increases to major customers as well as continued growth within the building products segment.

Gross Profit and Operating Profit

          Atlantis’ gross margin for the quarter and six months ended June 30, 2002 were 17% and 18%, respectively, compared with 15% for both the quarter and six-month periods ended June 30, 2001. Operating margins were 6% for the quarter and six-month periods ended June 30, 2002, compared to 4% and 5%, respectively, for the comparable periods ended June 30, 2001. In the plastic films segment, gross margins and operating margins were 16% and 5%, respectively, for the quarter ended June 30, 2002, compared with 14% and 4%, respectively, for the quarter ended June 30, 2001. For the six-month period ended June 30, 2002 gross margins and operating margins were 17% and 5%, respectively, compared to 15% and 5%, respectively, for the six-month period ended June 30, 2001. Gross margins and operating margins improved during the quarter and six months ended June 30, 2002 due to lower resin prices and higher sales volume compared to the quarter and six months ended June 30, 2001.

          In the Atlantis’ Molded Products segment the increase in net sales resulted in improvements in both gross margin and operating margin. Gross margin and operating margin for the quarter ended June 30, 2002 were 19% and 8% respectively, compared to 17% and 7% respectively, for the quarter ended June 30, 2001. For the six-month period ended June 30, 2002 gross margins and operating margins were 20% and 9%, respectively, compared to 16% and 6%, respectively, for the six-month period ended June 30, 2001.

Selling, General, and Administrative Expense

          The Company’s selling, general, and administrative (“SG&A”) expense increased to $7.5 million and $14.7 million, respectively, for the quarter and six-month period ended June 30, 2002 from $6.3 million and $12.8 million, excluding goodwill amortization of approximately $0.4 million and $0.9 million, respectively, for the quarter and six-month period ended June 30, 2001. The increase is primarily the result of increased health and general insurance costs and increases in incentive compensation costs.

Net Interest Expense and Income Taxes

          Net interest expense for the quarter and six months ended June 30, 2002 decreased to $1.8 million and $3.7 million, respectively, compared to $2.4 million and $5.0 million, respectively, for the quarter and six months ended June 30, 2001. Interest rates during the three and six-month periods ended June 30, 2002 resulted in a lower average interest rate on the variable rate portion of debt, compared to the average variable interest rate for the three and six-month periods ended June 30, 2001. In addition, the Company repurchased approximately $25.5 million of the 11% fixed rate Senior Notes during 2001. The repurchase was funded by new debt and borrowings under the revolving credit agreement at lower variable interest rates. Total debt decreased to $87.5 million at June 30, 2002 from $88.9 million at December 31, 2001.

          The Company’s effective income tax rate in 2001 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization.

Income

          As a result of the factors described above, operating income increased to $4.0 million (6% of net sales) during the quarter ended June 30, 2002, compared to $2.6 million (4% of net sales), including goodwill amortization of $0.4 million, for the quarter ended June 30, 2001. For the six months ended June 30, 2002 operating income increased to $7.8 million (6% of net sales), compared to $6.0 million (5% of net sales), including goodwill amortization of $0.9 million, for the six months ended June 30, 2001.

          Net income and basic and diluted earnings per share for the quarter and six months ended June 30, 2002 and 2001 were as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
in thousands, except per share data	2002	2001	2002	2001

Income (loss) before extraordinary item	$1,347	$(103)	$2,504	$323

Extraordinary gain on early extinguishment of
debt, net of income taxes	-	423	-	423

Net income	$1,347	$320	$2,504	$746

Earnings per share - basic
Income (loss) before extraordinary item	$0.18	$(0.01)	$0.33	$0.04
Extraordinary gain on early extinguishment of
debt, net of income taxes	-	0.05	-	0.06

Net income	$0.18	$0.04	$0.33	$0.10

Earnings per share - diluted
Income (loss) before extraordinary item	$0.18	$(0.01)	$0.33	$0.04
Extraordinary gain on early extinguishment of
debt, net of income taxes	-	0.05	-	0.06

Net income	$0.18	$0.04	$0.33	$0.10

Liquidity and Capital Resources

          At June 30, 2002, the Company had approximately $87.5 million of outstanding indebtedness, approximately $0.7 million in cash and cash equivalents, and an additional $6.0 million unused availability under its revolving credit facility, net of outstanding letters of credit of approximately $1.5 million. The revolving credit facility expires January 31, 2003, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of August 6, 2002, borrowings on this facility totaled $21.0 million and unused availability, net of outstanding letters of credit of approximately $1.5 million, equaled $7.5 million. The Company’s principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures.

          At June 30, 2002, the Company’s current portion of long-term debt increased by $49.2 million to $74.4 million from the balance of $25.2 million at December 31, 2001. This increase was primarily the result of the reclassification from long-term debt to current debt of the $49.3 million 11% Senior Notes due February 15, 2003. Atlantis is exploring alternatives to refinance its long-term debt, including the 11% Senior Notes.

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

Cash Flows from Operating Activities

          For the six months ended June 30, 2002, net cash provided by operating activities was approximately $6.1 million, compared to $5.7 million for the six months ended June 30, 2001. The difference between the Company’s net income of $2.5 million and its $6.1 million operating cash flow for the six months ended June 30, 2002 was primarily attributable to approximately $6.0 million of depreciation and amortization expense, a $1.0 million decrease in other current assets resulting primarily from the receipt of resin rebates, and an approximately $4.3 million increase in accounts payable and accrued liabilities, offset by an approximately $4.1 million increase in accounts receivable due to increased net sales, and a $3.6 million increase in inventories.

Cash Flows from Investing Activities

          Net cash used in investing activities increased to $5.1 million in the six months ended June 30, 2002, compared to $3.7 million for the six months ended June 30, 2001. This increase was primarily the result of increased capital expenditures (net of dispositions).

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2002 was $1.2 million, compared with $4.1 million for the six months ended June 30, 2001. The Company’s financing cash flow for the six months ended June 30, 2002 reflects net borrowings of $1.0 million under the revolving credit agreements and approximately $2.4 million in payments on long-term debt. This was partially offset by the receipt of approximately $0.1 million in interest due from shareholder notes.

Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Accounting for Goodwill and Other Intangibles (“SFAS 141 and SFAS 142”). SFAS 141 eliminated the use of pooling for business combinations after June 30, 2001. Under SFAS 142 goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets such as our customer lists that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. On January 1, 2002, the Company adopted SFAS 142. The impact of the adoption as it relates to existing goodwill is expected to be a reduction of amortization expense of $1.8 million during the years ended December 31, 2002 and 2003. During the quarter and six months ended June 30, 2002 the reduction to amortization expense was approximately $0.4 million and $0.9 million, respectively.

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes the provisions of APB Opinion 30, Reporting the Results of Operations-Discontinued Events and Extraordinary Items, with regard to reporting the effects of a disposal of a segment of a business. The Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under the Statement, more dispositions will qualify for discontinued operations treatment in the statement of income, which requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred. The Statement is effective for fiscal years beginning after December 15, 2001. At this time the Company does not expect that the adoption of SFAS 144 will have a material impact on its financial statements.

          In April 2002, the FASB issued statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13 and Technical Corrections (“FAS 145”). For most companies, FAS 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of FAS 145 effective January 1, 2003. The Company is currently evaluating the impact of adoption of this statement.

          In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishment that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial position or results of operations.

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

              The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on one month London Inter-Bank Offered (LIBOR), prime, and commercial paper rates as of July 5, 2002. The fair market value of the Senior Notes is based on quoted market price as of June 30, 2002. The carrying value of the Company’s other long-term debt approximates its fair market value.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest Rate
($ 000)

								Value as of
	2002	2003	2004	2005	2006	Thereafter	Total	June 30, 2002

Senior Notes

- Maturity	$-	$49,325	$-	$-	$-	$-	$49,325	$49,202

- Average Interest Rate	11%	11%

Other Long-Term Debt – Fixed Rate
- Maturity	$91	$126	$135	$143	$151	$50	$696	$696

- Average Interest Rate	6.28%	6.58%	6.58%	6.58%	6.58%	6.58%

Other Long-Term Debt – Variable Rate*
- Maturity	$23,739	$2,268	$2,268	$2,803	$2,143	$4,285	$37,506	$37,506

- Average Interest Rate	4.60%	4.52%	4.52%	4.59%	4.59%	4.59%

*Based on LIBOR plus spreads of 1.75% to 2.75%, prime plus spreads of 1.0% and commercial paper plus 2.7%

(all rates as of July 5, 2002)

Part II. Other Information

Item 1.       Legal Proceedings

The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 4.       Submission of Matters to a Vote of Security-Holders

(A)	The Registrant held its Annual Meeting of Shareholders on June 6, 2002.
(B)	Not required
(C)	The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows.

	Election of Directors
Name	For	Withheld

CLASS A

Charles D. Murphy, III	4,470,385	13,364
Chester B. Vanatta	4,470,385	13,364

CLASS B

Cesar L. Alvarez	2,015,310	-0-
Anthony F. Bova	2,015,310	-0-
Phillip T. George, M.D.	2,015,310	-0-
Larry D, Horner	2,015,310	-0-
Earl W. Powell	2,015,310	-0-
Jay Shuster	2,015,310	-0-

(D)	Not applicable

Item 6.        Exhibits and Reports on Form 8-K

(A)	EXHIBITS

99.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

Items 2, 3 and 5 are not applicable and have been omitted.

       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: August 14, 2002	By:	/s/ Anthony F. Bova ANTHONY F. BOVA President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ Paul G. Saari PAUL G. SAARI Senior Vice President, Finance and Chief Financial Officer