Form 10-Q
period 2002-09-30
ATLANTIS PLASTICS INC
filed 2002-11-14
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class Shares	Outstanding at September 30, 2002

A, $.10 par value	5,121,752
B, $.10 par value	2,456,981

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2002

INDEX

		Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
a)	Consolidated Balance Sheets
	as of September 30, 2002 and December 31, 2001	1
b)	Consolidated Statements of Income
	for the three months and nine months ended September 30, 2002 and 2001	2
c)	Consolidated Statements of Cash Flows
	for the nine months ended September 30, 2002 and 2001	3
d)	Notes to Consolidated Financial Statements
	for the nine months ended September 30, 2002	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		7
Item 3. Quantitative and Qualitative Disclosure About Market Risk		15
Item 4. Controls and Procedures		16
Part II. Other Information
Item 1. Legal Proceedings		16
Item 6. Exhibits and Reports on Form 8-K		16
Signatures		17
Certifications		18

Part 1. Financial Information

Item 1. Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2002(1)	2001

ASSETS
Cash and cash equivalents	$1,001	$937
Accounts receivable, less allowance for doubtful accounts and returned items of $1,025 in 2002 and $1,072 in 2001	30,141	28,925
Inventories	21,592	16,112
Other current assets	3,664	5,710
Deferred income tax assets	2,438	2,437

Total current assets	58,836	54,121
Property and equipment, net	65,266	69,067
Goodwill, net of accumulated amortization	46,402	46,402
Other assets	—	13

Total assets	$170,504	$169,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$20,597	$21,589
Current portion of long-term debt	75,853	25,188

Total current liabilities	96,450	46,777
Long-term debt, less current portion	12,482	63,702
Deferred income tax liabilities	11,317	12,049
Other liabilities	145	12

Total liabilities	120,394	122,540
Commitments and contingencies	—	—
Shareholders’ equity:
Class A Common Stock, $.10 par value, 20,000,000 shares authorized, 5,121,752 and 4,961,662 shares issued and outstanding in 2002 and 2001	512	496
Class B Common Stock, $.10 par value, 7,000,000 shares authorized, 2,456,981 and 2,570,191 shares issued and outstanding in 2002 and 2001	246	257
Additional paid-in capital	10,852	10,677
Notes receivable from sale of Common Stock	(1,658)	(1,589)
Retained earnings	40,158	37,222

Total shareholders’ equity	50,110	47,063

Total liabilities and shareholders’ equity	$170,504	$169,603

(1)	Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$63,173	$63,401	$188,554	$190,596
Cost of sales	53,678	53,507	156,548	161,049

Gross profit	9,495	9,894	32,006	29,547
Selling, general and administrative expenses	6,844	6,696	21,586	19,446
Goodwill amortization	—	443	—	1,334

Operating income	2,651	2,755	10,420	8,767
Net interest expense	1,951	2,331	5,684	7,346

Income before provision for income taxes	700	424	4,736	1,421
Provision for income taxes	267	307	1,800	981

Income before extraordinary item	433	117	2,936	440
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(15)	—	408

Net income	$433	$102	$2,936	$848

Earnings per share — Basic
Income before extraordinary item	$0.06	$0.02	$0.39	$0.06
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(0.01)	—	0.05

Net income	$0.06	$0.01	$0.39	$0.11
Weighted average number of shares used in computing basic earnings per share (in thousands)	7,579	7,532	7,566	7,532
Earnings per share — Diluted
Income before extraordinary item	$0.06	$0.02	$0.39	$0.06
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(0.01)	—	0.05

Net income	$0.06	$0.01	$0.39	$0.11
Weighted average number of shares used in computing diluted earnings per share (in thousands)	7,585	7,532	7,575	7,536

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows From Operating Activities
Net income	$2,936	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,786	7,748
Loss on disposal of assets	138	35
Amortization of goodwill	—	1,335
Loan fee and other amortization	258	256
Interest receivable from shareholder loans	(51)	(84)
Gain on early extinguishment of debt	—	(408)
Deferred income taxes	(732)	152
Changes in operating assets and liabilities	(5,709)	(2,003)

Total adjustments	2,690	7,031

Net cash provided by operating activities	5,626	7,879
Cash Flows From Investing Activities
Capital expenditures	(6,765)	(5,241)
Purchase of business	—	(46)
Proceeds from asset dispositions	1,642	3

Net cash used in investing activities	(5,123)	(5,284)

Cash Flows From Financing Activities
Net borrowings under revolving credit agreements	2,500	9,350
Payments on long-term debt	(3,055)	(14,346)
Payments on notes receivable from shareholders	96	140
Purchase of common stock	—	(9)
Proceeds from exercise of stock options	20	—

Net cash used in financing activities	(439)	(4,865)

Net increase (decrease) in cash and cash equivalents	64	(2,270)
Cash and cash equivalents at beginning of period	937	2,445

Cash and cash equivalents at end of period	$1,001	$175

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2001.

Inventories

     The components of inventory consist of the following:

	September 30	December 31
(in thousands)	2002	2001

Raw Materials	$10,297	$7,370
Work in Process	161	167
Finished Products	11,134	8,575

	$21,592	$16,112

Segment Information

     The Company has two operating segments: Atlantis Plastics Films and Atlantis Molded Plastics. Information related to such segments is as follows:

	Nine Months Ended September 30, 2002

	Atlantis	Atlantis
	Plastics	Molded
(in thousands)	Films	Plastics	Corporate		Consolidated

Net sales	$125,627	$62,927	—		$188,554
Operating income	5,145	5,275	—		10,420
Identifiable assets	96,405	63,946	$10,153	(1)	170,504
Capital expenditures	2,261	3,665	839		6,765
Depreciation and amortization	4,592	3,203	1,249		9,044

	Nine Months Ended September 30, 2001

	Atlantis	Atlantis
	Plastics	Molded
(in thousands)	Films	Plastics	Corporate		Consolidated

Net sales	$132,247	$58,349	—		$190,596
Operating income	5,547	3,220	—		8,767
Identifiable assets	103,204	62,358	$5,029	(1)	170,591
Capital expenditures	2,886	2,001	354		5,241
Depreciation and amortization	4,004	3,411	1,924		9,339

(1)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

in thousands, except per share data	2002	2001	2002	2001

Income before extraordinary item	$433	$117	$2,936	$440
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(15)	—	408

Net income	$433	$102	$2,936	$848

Earnings per share — basic
Income before extraordinary item	$0.06	$0.02	$0.39	$0.06
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(0.01)	—	0.05

Net income	$0.06	$0.01	$0.39	$0.11

Weighted average shares outstanding — basic	7,579	7,532	7,566	7,532
Earnings per share — diluted
Income before extraordinary item	$0.06	$0.02	$0.39	$0.06
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(0.01)	—	0.05

Net income	$0.06	$0.01	$0.39	$0.11

Weighted average shares outstanding	7,579	7,532	7,566	7,532
Net effect of dilutive stock options-based on treasury stock method	6	—	9	4

Weighted average shares outstanding — diluted	7,585	7,532	7,575	7,536

     Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for the nine months ended September 30, 2002 and September 30, 2001 not included above are 1,135,454 and 924,954 shares, respectively.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

Overview

     Atlantis Plastics, Inc. (“Atlantis” or the “Company”) is a leading U.S. plastics manufacturer consisting of two operating segments: (i) Atlantis Plastics Films, which produces polyethylene stretch and custom films used in a variety of industrial and consumer applications, and (ii) Atlantis Molded Plastics, which produces molded plastic products for a variety of applications, including products and components for the appliance, automotive, building supply, and recreational vehicle industries.

     Atlantis Plastics Films accounts for approximately 65% of the Company’s net sales and produces (i) stretch films, which are multilayer plastic films that are used principally to wrap pallets of materials for shipping or storage; (ii) custom film products, such as high-grade laminating films, embossed films, and specialty film products targeted primarily to industrial and packaging markets; and (iii) institutional products such as aprons, gloves, and tablecloths that are converted from polyethylene films.

     Atlantis Molded Plastics, which accounts for approximately 35% of the Company’s net sales, employs two principal technologies: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household goods and appliances, power tools, agricultural and automotive products, and (ii) a variety of custom and proprietary extruded plastic parts (profile extrusion) for both trim and functional that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential windows and doors, office furniture, building supplies, and retail store fixtures.

     Selected income statement data for the quarterly periods ended March 31, 2001 through September 30, 2002 are as follows:

	2002			2001

($ in millions)	Q3	Q2	Q1	Q4	Q3	Q2	Q1

NET SALES
Plastics Films	$43.5	$44.4	$37.8	$38.5	$42.9	$43.0	$46.3
Molded Plastics	19.7	22.7	20.5	18.7	20.5	19.5	18.4

Total	$63.2	$67.1	$58.3	$57.2	$63.4	$62.5	$64.7
GROSS PROFIT
Plastics Films	14%	16%	18%	17%	15%	14%	17%
Molded Plastics	18%	19%	21%	15%	17%	17%	15%

Total	15%	17%	19%	16%	16%	15%	16%
OPERATING INCOME (1)
Plastics Films	3%	5%	5%	4%	4%	4%	7%
Molded Plastics	8%	8%	9%	5%	7%	7%	5%
Goodwill amortization	—	—	—	(1)%	(1)%	(1)%	(1)%

Total	4%	6%	6%	4%	4%	4%	5%
NET INTEREST EXPENSE	$2.0	$1.8	$1.9	$2.1	$2.3	$2.4	$2.6

(1)	Previously reported segment operating margins have been adjusted to exclude goodwill amortization in order to provide more comparative information with the adoption of Statement of Financial Accounting Standard No. 142, Accounting for Goodwill and Other Intangible Assets, on January 1, 2002.

Results of Operations

Net Sales

     The Company’s net sales for the quarter and nine months ended September 30, 2002 were $63.2 million and $188.6 million, respectively, compared to $63.4 million and $190.6 million, respectively, for the comparable periods ending September 30, 2001.

     Atlantis Plastics Films’ net sales (as measured in dollars) for the quarter and nine months ended September 30, 2002 increased 1% and decreased 5%, respectively, compared to the quarter and nine months ended September 30, 2001. Sales volume (as measured in pounds) for the quarter and nine months ended September 30, 2002 increased 1% and 5%, respectively, compared to the quarter and nine months ended September 30, 2001. The 5% decline in year-to-date sales dollars combined with the 5% increase in year-to-date pound volume is a result of lower year-to-date average selling prices caused by a combination of the year-over-year decrease in average resin costs, industry overcapacity, and competitive pricing pressures.

     Net sales for the molded products group (as measured in dollars) decreased 4% and increased 8%, respectively, compared to the quarter and nine months ended September 30, 2001. The increase in year-to-date net sales is primarily the result of volume increases to major customers as well as continued growth within the building products segment.

Gross Profit and Operating Profit

     Atlantis’ gross margin for the quarter and nine months ended September 30, 2002 were 15% and 17%, respectively, compared to 16% for both the quarter and nine-month periods ended September 30, 2001. Operating margins were 4% and 6%, respectively, for the quarter and nine-month periods ended September 30, 2002, compared to 5% for both the comparable periods ended September 30, 2001.

     In the plastic films segment, gross margin and operating margin were 14% and 3%, respectively, for the quarter ended September 30, 2002, compared with 15% and 4%, respectively, for the quarter ended September 30, 2001. For the nine-month period ended September 30, 2002 gross margin and operating margin were 16% and 4%, respectively, compared to 15% and 5%, respectively, for the nine-month period ended September 30, 2001.

     In the molded products segment, gross margin and operating margin for the quarter ended September 30, 2002 were 18% and 8% respectively, compared to 17% and 7% respectively, for the quarter ended September 30, 2001. For the nine-month period ended September 30, 2002 gross margin and operating margin were 19% and 8%, respectively, compared to 16% and 6%, respectively, for the nine-month period ended September 30, 2001. The increase in both gross and operating margins is attributable to the increase in net sales.

Selling, General, and Administrative Expense

     The Company’s selling, general, and administrative (“SG&A”) expenses increased to $6.8 million and $21.6 million, respectively, for the quarter and nine-month periods ended September 30, 2002 from $6.7 million and $19.4 million, excluding goodwill amortization of approximately $0.4 million and $1.3 million, respectively, for the quarter and nine-month periods ended September 30, 2001. The increase is primarily the result of increased health and general insurance costs and increases in incentive compensation costs.

Net Interest Expense and Income Taxes

     Net interest expense for the quarter and nine months ended September 30, 2002 decreased to $2.0 million and $5.7 million, respectively, compared to $2.3 million and $7.3 million, respectively, for the quarter and nine months ended September 30, 2001. Lower interest rates during the three and nine-month periods ended September 30, 2002 resulted in a lower average interest rate on the variable rate portion of debt, compared to the average variable interest rate for the three and nine-month periods ended September 30, 2001. In addition, the Company repurchased approximately $25.5 million of the 11% fixed rate Senior Notes during the fiscal year 2001. The repurchase was funded by new debt and borrowings under the revolving credit agreement at lower variable interest rates than that of the Senior Notes. Total debt decreased to $88.3 million at September 30, 2002 from $88.9 million at December 31, 2001.

     The Company’s effective income tax rate in 2001 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization.

Income

     As a result of the factors described above, operating income decreased to $2.7 million (4% of net sales) during the quarter ended September 30, 2002, compared to $2.8 million (4% of net sales), including goodwill amortization of $0.4 million, for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, operating income increased to $10.4 million (6% of net sales), compared to $8.8 million (5% of net sales), including goodwill amortization of $1.3 million, for the nine months ended September 30, 2001.

     Net income and basic and diluted earnings per share for the quarter and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

in thousands, except per share data	2002	2001	2002	2001

Income before extraordinary item	$433	$117	$2,936	$440
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(15)	—	408

Net income	$433	$102	$2,936	$848

Earnings per share — basic
Income before extraordinary item	$0.06	$0.02	$0.39	$0.06
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(0.01)	—	0.05

Net income	$0.06	$0.01	$0.39	$0.11

Earnings per share — diluted
Income before extraordinary item	$0.06	$0.02	$0.39	$0.06
Extraordinary (loss) gain on early extinguishment of debt, net of income taxes	—	(0.01)	—	0.05

Net income	$0.06	$0.01	$0.39	$0.11

Liquidity and Capital Resources

     At September 30, 2002, the Company had approximately $88.3 million of outstanding indebtedness, approximately $1.0 million in cash and cash equivalents, and an additional $5.1 million of unused availability under its revolving credit facility, net of outstanding letters of credit of approximately $1.5 million. The revolving credit facility expires January 31, 2003, and there can be no assurance that the commitment will be renewed or extended, or that another source of financing will be available to the Company on satisfactory terms. As of September 30, 2002, borrowings on this facility totaled $24.0 million. The Company’s principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. The Company presently does not have any material commitments for future capital expenditures.

     At September 30, 2002, the Company’s current portion of long-term debt had increased by $50.7 million to $75.9 million from $25.2 million at December 31, 2001. This increase was primarily the result of the reclassification of the $49.3 million 11% Senior Notes due February 15, 2003 from long-term debt to current portion of long-term debt. Atlantis is actively exploring alternatives to refinance its long-term debt, including the 11% Senior Notes; however, there can be no assurance that the Company will be able to secure such refinancing.

     On October 8, 2002, the Company, through a wholly owned subsidiary, acquired the business and certain assets as well as assumed certain specified liabilities of Rio Grande Plastic Products, Inc. Under the terms of the acquisition, the purchase price was approximately $3.4 million. Of the total purchase price, approximately $2.0 million was funded through a master equipment lease agreement with General Electric Capital Corporation with the balance funded by borrowings under the Company’s existing senior credit facility.

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

Cash Flows from Operating Activities

     For the nine months ended September 30, 2002, net cash provided by operating activities was approximately $5.6 million, compared to $7.9 million for the nine months ended September 30, 2001. The difference between the Company’s net income of $2.9 million and its $5.6 million operating cash flow for the nine months ended September 30, 2002 was primarily attributable to approximately $9.0 million of depreciation and amortization expense, a $1.9 million decrease in other current assets resulting primarily from the receipt of resin rebates, and $0.1 million due to a loss on disposal of assets, partially offset by an approximately $5.5 million increase in inventories, a $1.2 million increase in accounts receivable, a $0.9 million decrease in accounts payable and accrued liabilities, and a decrease in deferred income taxes of approximately $0.7 million.

Cash Flows from Investing Activities

     Net cash used in investing activities decreased to $5.1 million for the nine months ended September 30, 2002, compared to $5.3 million for the nine months ended September 30, 2001. This decrease was primarily the result of the sale of a building and other certain equipment in Tulsa, Oklahoma in connection with the prior consolidation of two facilities, partially offset by increased capital expenditures for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Cash Flows from Financing Activities

     Net cash used in financing activities for the nine months ended September 30, 2002 was $0.4 million, compared with $4.9 million for the nine months ended September 30, 2001. The Company’s financing cash flow for the nine months ended September 30, 2002 reflects approximately $3.1 million in payments on long-term debt, partially offset by net borrowings of $2.5 million under the revolving credit agreement and the receipt of approximately $0.1 million in interest due from shareholder notes.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Accounting for Goodwill and Other Intangibles (“SFAS 141 and SFAS 142”). SFAS 141 eliminated the use of pooling for business combinations after June 30, 2001. Under SFAS 142 goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets such as our customer lists that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. On January 1, 2002, the Company adopted SFAS 142. The impact of the adoption as it relates to existing goodwill is expected to be a reduction of amortization expense of $1.8 million during the years ended December 31, 2002 and 2003. During the quarter and nine months ended September 30, 2002 the reduction to amortization expense was approximately $0.4 million and $1.3 million, respectively.

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

Under the Statement, more dispositions will qualify for discontinued operations treatment in the statement of income, which requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred. The Statement is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not expect that the adoption of SFAS 144 will have a material impact on its financial statements.

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

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial position or results of operations.

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

     Forward-looking statements may include, but are not limited to, projections of net sales, income or losses, or capital expenditures; plans for future operations; financing needs or plans; compliance with financial covenants in loan agreements; plans for liquidation or sale of assets or businesses; plans relating to products or services of the Company; assessments of materiality; predictions of future events; the ability to obtain additional financing; the Company’s ability to meet obligations as they become due; the impact of pending and possible litigation; as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, the repayment of significant debt obligations, the impact of leverage, dependence on major customers, fluctuating demand for the Company’s products, risks in product and technology development, fluctuating resin prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in the Company’s Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations.

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

     The following table summarizes information on debt instruments. The table presents expected maturity of debt instruments and projected annual average interest rates. For variable rate debt instruments, average interest rates are based on one-month London Inter-Bank Offered Rate (LIBOR), prime, and commercial paper rates as of November 1, 2002. For purposes of this table, the fair market value of the Senior Notes is par. The carrying value of the Company’s other long-term debt approximates its fair market value.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest Rate
($ 000)

								Value as of
	2002	2003	2004	2005	2006	Thereafter	Total	September 30, 2002

Senior Notes
- Maturity	$—	$49,325	$—	$—	$—	$—	$49,325	$49,325
- Average Interest Rate	11%	11%

Other Long-Term Debt — Fixed Rate
- Maturity	$45	$126	$136	$143	$151	$49	$650	$650
- Average Interest Rate	6.28%	6.58%	6.58%	6.58%	6.58%	6.58%

Other Long-Term Debt — Variable Rate*
- Maturity	$24,593	$2,268	$2,268	$2,803	$2,143	$4,285	$38,360	$38,360
- Average Interest Rate	4.45%	4.37%	4.37%	4.44%	4.44%	4.44%

*	Based on LIBOR plus spreads of 1.75% to 2.75%, prime plus spreads of 1.0% and commercial paper plus 2.7% (all rates as of November 1, 2002)

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: November 14, 2002	By:	/s/ Anthony F. Bova

ANTHONY F. BOVA President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Paul G. Saari

PAUL G. SAARI Senior Vice President, Finance and Chief Financial Officer

CERTIFICATION

     I, Anthony F. Bova, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Atlantis Plastics, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Anthony F. Bova

ANTHONY F. BOVA President and Chief Executive Officer

CERTIFICATION

     I, Paul G. Saari, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Atlantis Plastics, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul G. Saari

PAUL G. SAARI Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

99.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.