Form 10-K
period 2002-12-21
ATLANTIS PLASTICS INC
filed 2003-03-28
CIK 811828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 1-9487

ATLANTIS PLASTICS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	06-1088270 (I.R.S. Employer Identification No.)

1870 The Exchange, Suite 200, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

(Registrant’s telephone number, including area code) (800) 497-7659

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Class A Common Stock, $.10 par value per share	American Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [ ] No[ x ]

     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant based on a $4.10 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on June 28, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,575,861. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of February 28, 2003 were 5,121,752 and 2,456,981, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document have been incorporated by reference into the parts indicated: The registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report – Part III (Items 10-13).

ATLANTIS PLASTICS, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in press releases, annual or quarterly reports to shareholders, filings with the Securities and Exchange Commission, presentations or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

     Forward-looking statements may include, but are not limited to, projections of net sales, income or losses, or capital expenditures; plans for future operations; financing needs or plans; compliance with financial covenants in loan agreements; plans for liquidation or sale of assets or businesses; plans relating to our products or services; assessments of materiality; predictions of future events; the ability to obtain additional financing; our ability to meet obligations as they become due; the impact of pending and possible litigation; as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, our significant debt, dependence on major customers, fluctuating demand for our products, risks in product and technology development, fluctuating resin prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in our filings from time to time with the Securities and Exchange Commission, some of which cannot be predicted or quantified based on current expectations.

     Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including, Item 1, “Business-Factors That May Affect Future Results,” describe factors, among others, that could contribute to or cause such differences.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

Overview

     Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, manufactures specialty and custom plastic products in 14 manufacturing plants located throughout the United States. We operate through two operating business segments: Atlantis Plastic Films (“Plastic Films”) and Atlantis Molded Products (“Molded Products”), each of which holds leading positions in their respective markets.

     Plastic Films, which accounted for approximately 66% of our net sales in 2002, is a leading manufacturer of specialty plastic films. We believe Plastic Films is the second largest producer of stretch films for industrial applications in the United States. The Plastic Films segment is comprised of three operating divisions: (1) Stretch Films, (2) Custom Films and (3) Institutional Products. Stretch Films produces high-quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications. Custom Films produces customized monolayer and multilayer specialty plastic films used as industrial and protective packaging, and as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as tablecovers, gloves and aprons, which are used primarily in institutional foodservice.

Molded Products, which accounted for approximately 34% of our net sales in 2002, is a leading manufacturer of custom injection molded products for the production of appliances and automotive parts, and extruded plastic products for use as components in a range of commercial and consumer products, including recreational vehicles, windows and door frames, office furniture, building supplies and retail display fixtures. The Molded Products segment is comprised of two operating divisions: (1) Injection Molding and (2) Profile Extrusion. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers, or OEMs, in the home appliance, automotive parts, recreational vehicle and construction industries. In addition, the Injection Molding division manufactures a line of proprietary injection molded siding panels for the home building industry and residential replacement market. Profile Extrusion manufactures custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances.

Recent Developments

     On October 8, 2002, we acquired substantially all of the assets of Rio Grande Plastic Products, Inc., a custom injection molder located in Alamo, Texas for a total purchase price of $3.9 million. We funded approximately $2.0 million of the total purchase price through a master equipment lease agreement with a financial institution, and the remainder through borrowings under our then existing revolving line of credit. Rio Grande primarily manufactures safety restraints, door trim reflectors and vehicle lamps for the automotive industry.

     On December 27, 2002, we completed the syndication of a new $110 million senior credit facility. The proceeds of the facility were used to retire our 11% Senior Notes, refinance other indebtedness and for general corporate purposes. The senior credit facility consists of a $35 million Revolving Loan, a $35 million Term A Loan and a $40 million Term B Loan. The Revolving Loan and Term A Loan have a five-year maturity, while the Term B Loan has a six-year maturity.

Strategy

     The principal elements of our strategy include (1) increasing the Stretch Film division’s market share, (2) continuing to increase the coextrusion product mix within the Custom Films division, (3) improving the results of the Injection Molding division through increased volume and production efficiencies and (4) expanding the range of proprietary products offered by the Profile Extrusion division.

     Our business plans and goals for 2003 will emphasize the following elements.

     Stretch Film. The division will continue to focus on profitably increasing its market share through capitalizing on its reputation for quality, exceptional customer service and low cost national production locations.

     Custom Films. The division will focus its marketing and technical resources on the division’s additional capacity and coextrusion manufacturing capabilities in order to further penetrate the higher margin converter, lamination and sheet masking film end markets. The division’s increased product offering capabilities are expected to continue to create additional opportunities for growth and variable gross margin enhancement.

     Institutional Products. The division will continue to strive to expand its penetration into institutional product markets through additions to its line of institutional product offerings. The division will look to increase efficiency and profitability through the implementation of further selective automation in its manufacturing processes.

     Injection Molding. The division will continue to focus on enhancing the capabilities and efficiency of its manufacturing facilities through the further utilization of robotics and a focus on waste reduction. In addition, the division will continue to focus on increasing its market penetration and deepen its current customer relationships through the co-development of new product programs and platforms. Additionally, the division will strive to aggressively grow its building panel and accessories business.

     Profile Extrusion. The division will continue to streamline operations by improving its processing methods thus reducing costs. In addition, the division will continue to develop and expand its proprietary product offerings, including its line of extruded siding accessories.

Products

     Stretch Film. We believe we are the second largest producer of stretch film in North America. We manufacture multilayer stretch film used primarily to wrap pallets of industrial and commercial goods for shipping or storage. Secondary markets for stretch film products include the bundling of non-palletized products such as carpet rolls, construction materials, furniture and paper. Stretch films are typically produced using linear low-density polyethylene resins and other materials and are manufactured using both blown and cast extrusion processes to meet rigid customer specifications. We believe we are the only stretch film producer with all its facilities ISO 9002-certified. We have over 400 SKU’s in the machine wrap and hand wrap segment. Our product offerings include our highly successful Advantage stretch film line, which incorporates three stretch films types, and is marketed under the Linear brand product family.

     The principal attributes driving the continued popularization of stretch films are as follows:

•	Load Containment. Stretch film is puncture resistant and can be expanded up to 300% of its pre-stretch size, creating a “rubber band effect” that applies force evenly to a load, helping to prevent palletized products from shifting during the distribution and handling processes. The consistent load containment minimizes product damage and reduces total costs relative to other, less reliable packaging alternatives.

•	Cost Effectiveness. Stretch film provides superior strength-to-weight ratios, is cheaper to produce, and results in the creation of less waste than alternative containment media. Materials such as strapping, banding, corrugated boxes and adhesives continue to be displaced by stretch films at an increasing rate due to heightened cost and waste reduction goals. In addition, the average stretch film requirement for pallet wrapping has decreased from nearly 30 ounces per load to less than 8 ounces per load as a result of manufacturing and resin technology improvements, which have enabled down-gauging.

•	Ease of Use. Stretch film allows for the effective, simple containment of bulk goods and is less labor and time intensive than alternative containment media. Machine wrap represents approximately two-thirds of the market for stretch film and continues to grow in popularity due to advances in automated wrapping machinery.

     Custom Films. We produce custom low-density and linear low-density polyethylene-based laminating, embossed and specialty films that serve the furniture, carpeting, textile, lamination, medical, manufacturing and food packaging industries. Custom Films utilizes over 1,000 different formulae, resins and color combinations in the manufacturing of monolayer and multilayer films in a broad range of configurations, sizes and widths. The following are among the division’s largest volume products:

•	Carpet, Furniture and Textile Packaging Films. This high-strength packaging films category includes wide sheeting for wrapping textiles and protective bags for the shipment and storage of furniture and mattresses.

•	Converter Films. Converter film is primarily used for flexible packaging, lamination and surface printing, and can be produced in single wound sheeting, tubing or bag form. Converter film applications include thin, fractional gauge films used for packaging applications such as stand-up pouches and sealants used on multilayer structures to provide oxygen and moisture barriers nearly equivalent to foil or metal containers.

•	Masking Films. Masking films are used to protect the surface of materials such as glass, metal and acrylic sheet during storage and transportation. These films incorporate a non-abrasive head-activated adhesive in order to help bind them to the products’ surfaces.

•	Foam and Nonwoven Lamination Films. These films are engineered to be a carrier web and integral structural component of carpet pad foam and automotive trim. In addition, lamination films are used to adhere to nonwoven substrates for medical product applications, including surgical draping and other protective medical related products.

     Custom Films also produces custom film for other market segments, including embossed films used by producers of personal care and disposable protective wear products, and smooth and embossed release films used by rubber, prepreg and molding compound manufacturers as a separation medium.

     Institutional Products. Marketed under the Sta-Dri® brand name, we produce disposable consumer and institutional plastic products for the food service, party supply and school/collegiate markets. These product offerings are available in a variety of styles, colors, thickness levels and weights. Products produced include tablecovers and skirts, aisle runners, aprons, bibs, gloves, boots, freezer/storage bags, saddle pack bags, locker wrap and custom imprint designs.

     Injection Molding. We produce custom thermoplastic components for small and large appliances, including refrigerators, air conditioners, dehumidifiers, dishwashers and microwave ovens. In addition, the division manufactures products for the agricultural, automotive and building products markets.

     In addition, Injection Molding designed and manufactures a proprietary “half round” accent panel, which is used as decorative, architectural detail siding for the residential construction market and a “cedar shake” panel for siding applications, under the brand name Cedarway®, which is a cost-effective, easy-to-install alternative to wood and aluminum siding products.

     Approximately 37% of the Molded Products segment’s net sales, or 12% of our total net sales, were to Whirlpool Corporation (“Whirlpool”) in 2002. The Injection Molding division has been a supplier to Whirlpool for over 50 years. See Item 1, “Business – Factors That May Affect Future Results – Dependence on Customers.”

     Profile Extrusion. We produce and stock over 280 recreational vehicle components, and have grown our portfolio of building product related offerings to encompass 20 different products. The following are among the division’s largest volume products:

•	Double-Utility Trim. “Double-utility trim” is used in the siding industry and is manufactured under an exclusive licensing agreement.

•	Flex-Flash and PLY-J. Flex-Flash flexible drip edge flashing and PLY-J flexible “J” channel siding trim products were developed to seal and finish round-top windows. These products offer built-in mildew, mold and UV inhibitors, are easy to cut and install, and are manufactured in a variety of colors for convenience. We trademarked the PLY-J name in 1998 and received a patent on the Flex-Flash design in 1999.

•	Boat Dock Bumper. We manufacture easy-to-install, heavy duty vinyl boat dock bumpers for the marine industry. These products are made from marine grade polyvinyl chloride and contain UV inhibitors to prevent warping and cracking, as well as fungicide additives to retard mold and mildew.

Sales and Marketing

     Stretch Film. We sell stretch film nationally to approximately 400 distributors of industrial packaging and directly to several large end-users. More than 90% of our stretch film volume is sold to distributors through our direct sales organization.

     Custom Films. We market specialty custom films for direct sale to end-users, as well as through distributors, with a majority of the division’s sales completed on an order-by-order basis. Our Custom Films’ sales force works closely with our technical group to develop specific solutions for a wide range of customer applications. The division is marketing its expanded coextrusion production capabilities in an effort to further penetrate its market segments.

     Institutional Products. This division sells to numerous customers in the institutional food service, hospital and janitorial supply and party supply/retail store markets. Sales to both resellers and end-market retailers are completed on an order-by-order basis.

     Injection Molding. This division maintains an in-house sales and engineering staff that assists in the design of products to customer specifications, designs molds to produce those products, and oversees the construction of necessary molds. Its “program management” concept promotes early involvement with customers’ engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its Statistical Process Control, or SPC, systems enable it to meet these established quality standards on a cost-efficient basis. We believe that our ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping, silk screening, and assembly provide us with a competitive advantage in selling to national accounts. Our personnel generate the majority of our sales. Independent sales representatives, calling primarily on industrial customers in the Midwest, account for the balance. Building products sales are conducted through internal sales managers each with responsibility over a manufacturers’ representative network, selling through a variety of channels of distribution.

     Profile Extrusion. In-house sales personnel who oversee a network of independent sales representatives conduct the Profile Extrusion division’s marketing and sales activities. These representatives call on a diversified customer base in approximately 30 states. We supply many industries, including manufacturers of recreational vehicles, residential windows and doors, office furniture, retail store fixtures, building supplies and marine products.

Manufacturing and Raw Materials

     Stretch Film. We manufacture our stretch film products in three facilities located in Sapulpa, Oklahoma; Nicholasville, Kentucky; and Fontana, California. We purchase several types of linear low-density resins and other materials to manufacture our stretch film products.

     Custom Films. We manufacture our custom film products at two plants located in Cartersville, Georgia and Mankato, Minnesota. Approximately 20 different types of resin, delivered in pellet form, and approximately 10 types of additives are used in the manufacturing process.

     Institutional Products. This division sources film manufactured by custom films and converts the film into disposable poly gloves, bibs, aprons and tablecovers at its manufacturing facility in Mankato, Minnesota. Institutional Products is an automated converting facility and enjoys a low cost manufacturing position among North American suppliers with its “vertical integration-to-raw material” film supply.

     Injection Molding. We operate molding presses ranging from 30 to 1,000 tons and related secondary equipment at six plants located in Henderson, Kentucky; Ft. Smith, Arkansas; Warren, Ohio; LaVergne, Tennessee; Jackson, Tennessee; and through our recent acquisition, Alamo, Texas. The variety of equipment configurations and plant locations enables us to fulfill customer requirements, including multiple components, various press sizes and secondary operations.

     Our injection molding customers generally place orders for products based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to 12 months. We believe that the relatively long production cycles for our customers make these estimates reliable. See Item 1, “Business - Backlog.”

     A wide variety of materials, such as acrylonitrile butabiene styrene, polystyrene, polyethylene, polycarbonate and nylon are used in the manufacturing process. We have multiple sources of supply for these materials.

     Profile Extrusion. We manufacture our extruded plastic parts at our two facilities located in Elkhart, Indiana. One of the facilities was acquired in connection with the Extrusion Masters, Inc. (“EMI”) acquisition consummated in 2000. Five basic types of compound materials are used in the manufacturing process. These materials are polyvinyl chloride in rigid and flexible forms, polyethylene, polypropylene and thermoplastic rubber. We believe that we have adequate sources available to meet these raw material needs.

     The raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene. We select our suppliers on the basis of quality, price, technical support and service. We have contracts with resin manufacturers, which allow us to achieve what we believe to be the best combination of price, resin availability and new product development support. We believe our relationships with our resin suppliers are good. We do not hedge the purchase of our raw materials. Virtually all of our plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, to date, we have not experienced any such shortages. We believe that there are adequate sources available to meet our raw material needs.

     We use over 300 million pounds of plastic resins annually. We believe that our large volume purchases of plastic resin have generally resulted in lower net raw material costs and enabled us to obtain shipments of raw materials even in periods of short supply.

     The primary plastic resins we use are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during the 1999 through 2002 period. See Item 1, “Business - Factors That May Affect Future Results - Fluctuations in Raw Material Prices.”

Competition

     Our operating units face intense competition from numerous competitors, several of which have greater financial resources than we do. In addition, the markets for certain of our products are characterized by a low cost of entry or competition based primarily on price.

     Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, price, service (including the manufacturer’s ability to supply customers in a timely manner), and product differentiation. We believe Plastic Films successfully competes on the basis of its established reputation for service and quality, as well as its position as an efficient, low-cost producer.

     Molded Products competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, product differentiation, and price. We believe that Molded Products successfully competes based on its ability to offer extensive customer service, manufacturing efficiencies, and a wide variety of products.

Backlog

     Our total backlog at December 31, 2002 was approximately $10.7 million, compared to approximately $18.4 million at December 31, 2001. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory order adjustments.

Employees

     As of December 31, 2002, we employed approximately 1,374 persons, compared with approximately 1,243 persons at December 31, 2001. We believe that relations with our employees are satisfactory.

Patents and Trademarks

     We have registered various trademarks with the United States Patent and Trademark Office and certain overseas trademark regulatory agencies. We also have applications pending for the registration of patents and other trademarks. We believe that our trademark position is adequately protected in all markets in which we do business. Plastic Films produces certain stretch film products under non-exclusive licenses granted by ExxonMobil Corporation, which are coterminous with the duration of ExxonMobil’s underlying patents.

Environmental Regulation

     Actions by federal, state, and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products we manufacture or otherwise adversely affect the demand for our products. At present, environmental laws and regulations do not have a material adverse effect upon the demand for our products. Certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types we produce.

     In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Historically, we have not had to make significant capital expenditures for compliance with such laws and regulations.

     While we cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance because of continually changing compliance standards and technology, we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, we have not accrued any amounts relating to achieving compliance with currently promulgated environmental laws and regulations. See Item 1, “Business - Factors That May Affect Future Results - Environmental Considerations.”

Factors That May Affect Future Results

     An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in the common stock. If any of the events described below occurs, our business, financial condition and results of operations would likely suffer and the trading price of our common stock could fall.

     In addition, the following factors could cause our actual results to differ materially from those projected in forward-looking statements, whether made in this 10-K, annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See “Note Regarding Forward-Looking Statements.”

Leverage

     At December 31, 2002, we had approximately $88.9 million of outstanding indebtedness, approximately $1.2 million in cash and cash equivalents and an additional approximate $16.5 million of unused availability under our senior credit facility, net of outstanding letters of credit. Our high debt level presents substantial risks and could have negative consequences. For example, it could (1) require us to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes; (2) increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer shortfalls in net sales; (3) hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade our equipment or facilities; and (4) limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

Fluctuation in Raw Material Prices

     The primary raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene. Our financial performance therefore is dependent to a substantial extent on the polyethylene resin market. The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to substantial cyclical price fluctuations and other market disturbances, including supply shortages. Consequently, plastic resin prices may fluctuate as a result of changes in natural gas and crude oil prices. While we attempt to pass through changes in the cost of our raw materials to our customers in the form of price increases, there is no assurance that we will be able to do so. To the extent that increases in the cost of plastic resin cannot be passed on to our customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability. Furthermore, during periods when resin prices are falling, gross profits may suffer, as we will be selling products manufactured with resin purchased one to two months prior at higher prices.

Dependence on Customers

     Approximately 37% of the Molded Products segment’s consolidated net sales, or 12% of our net sales, were to Whirlpool in 2002. Although Molded Products has been a supplier to Whirlpool for over 50 years, a significant reduction in Whirlpool’s volume, or the loss of Whirlpool as a customer, could have a material adverse effect on our financial condition and results of operations.

Competition

     Our operating units face intense competition from numerous competitors, several of which have greater financial resources than us. In addition, the markets for certain of our products are characterized by low cost of entry or competition based primarily on price.

     Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, price, service (including the manufacturer’s ability to supply customers in a timely manner), and product differentiation.

     Molded Products competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities) quality, product differentiation and price.

     There can be no assurance that we will continue to compete successfully in the markets for our products or that competition in such markets will not intensify.

Environmental Considerations

     Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products we manufacture or otherwise adversely affect the demand for our products. Certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types we produce. If such prohibitions or restrictions were widely adopted, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect on our business, financial condition and results of operations.

     In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes.

     While we cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance because of continually changing compliance standards and technology, we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, we have not accrued any amounts relating to achieving compliance with currently promulgated environmental laws and regulations. We do not currently have any insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

ITEM 2. PROPERTIES

     Our headquarters consists of approximately 11,436 square feet of office space, with an annual lease payment of approximately $154,000.

     The following table describes the manufacturing facilities we own or lease as of December 31, 2002. Substantially all of the owned facilities are pledged as collateral for debt. We believe that our manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

	Owned or	Building Area
Segment and Location	Leased	(square feet)

Atlantis Plastic Films:
Stretch Films, Sapulpa, Oklahoma	Owned	126,544
Stretch Films, Nicholasville, Kentucky	Owned	130,000
Stretch Films, Fontana, California	Leased	95,080
Custom Films, Mankato, Minnesota	Owned	140,000
Institutional Products, Mankato, Minnesota	Leased	65,000
Custom Films, Cartersville, Georgia	Leased	58,500
Atlantis Molded Products:
Injection Molding, Henderson, Kentucky	Owned	118,000
Injection Molding, Jackson, Tennessee	Owned	50,835
Injection Molding, Ft. Smith, Arkansas	Owned	135,000
Injection Molding, Warren, Ohio	Owned	61,000
Injection Molding, LaVergne, Tennessee	Leased	38,000
Injection Molding, Alamo, Texas	Leased	98,000
Profile Extrusion, Elkhart, Indiana	Owned	88,000
Profile Extrusion, Elkhart, Indiana	Leased	35,200

ITEM 3. LEGAL PROCEEDINGS

     We are not presently a party to any litigation where the outcome is expected to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our Class A Common Stock is traded on the American Stock Exchange (the “AMEX”) and the Pacific Stock Exchange under the symbol “AGH”. The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 2002 and 2001:

	High	Low

2002
First Quarter	$4.13	$3.18
Second Quarter	$6.60	$3.35
Third Quarter	$4.99	$3.45
Fourth Quarter	$5.20	$3.55
2001
First Quarter	$5.80	$2.25
Second Quarter	$3.48	$2.53
Third Quarter	$3.19	$2.34
Fourth Quarter	$4.00	$2.41

     There is no public market for our Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.

     As of February 28, 2003, there were 180 holders of record of Class A Common Stock and 24 holders of record of the Class B Common Stock.

Dividends

     We did not declare or pay any dividends for the year ended December 31, 2002 and do not anticipate paying any cash dividends in the foreseeable future. Additionally, our outstanding senior credit facility restricts our ability to pay dividends. We presently intend to retain any future earnings to finance future operations, to expand our business and to reduce indebtedness.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included elsewhere in this report.

Years Ended December 31,	2002	2001	2000	1999	1998

(in millions, except per share data)
Operating Data
Net Sales	$248.6	$247.8	$250.3	$254.1	$250.8
Income from Continuing Operations	2.4	0.3	0.2	9.2	6.7
Net Income	2.4	0.7	0.2	9.2	6.3
Goodwill Amortization*	—	1.8	1.6	1.6	1.6
Per Share Data
Income from Continuing Operations
Basic Earnings per Common Share	$0.31	$0.04	$0.03	$1.23	$0.90
Diluted Earnings per Common Share	$0.31	$0.04	$0.03	$1.18	$0.87
Net Income
Basic Earnings per Common Share	$0.31	$0.10	$0.03	$1.23	$0.85
Diluted Earnings per Common Share	$0.31	$0.10	$0.03	$1.18	$0.81
Financial Data
Total Assets	$176.3	$169.6	$175.5	$170.7	$158.7
Total Debt	88.9	88.9	98.6	91.7	87.2
Cash Dividends Declared per Common Share	—	—	—	—	—

* The Company adopted Statement of Financial Accounting Standards No. 142 during 2002, which requires among other items, the cessation of recording goodwill amortization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, recreational vehicle, building supply and residential window industries.

     Net sales, gross profit, and operating income for the years ended December 31, 2002, 2001, and 2000, were as follows (in thousands):

Years Ended December 31,	2002		2001		2000

Net Sales	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Atlantis Plastic Films	$165,013	66%	$170,720	69%	$174,903	70%
Atlantis Molded Products	83,573	34%	77,094	31%	75,362	30%

Total	$248,586	100%	$247,814	100%	$250,265	100%

Gross Profit	Amount	%Net Sales	Amount	%Net Sales	Amount	%Net Sales

Atlantis Plastic Films	$24,494	15%	$26,416	15%	$23,650	14%
Atlantis Molded Products	15,403	18%	12,332	16%	13,450	18%

Total	$39,897	16%	$38,748	16%	$37,100	15%

Operating Income	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Atlantis Plastic Films	$5,290	3%	$6,914	4%	$6,066	3%
Atlantis Molded Products	6,151	7%	3,955	5%	5,299	7%

Total	$11,441	5%	$10,869	4%	$11,365	5%

Comparison of Years Ended December 31, 2002 and 2001

Net Sales

     Net sales increased to $248.6 million in 2002, compared with $247.8 million in 2001, a 0.3% increase. Our Plastic Films segment sales decreased to $165.0 million in 2002, compared with $170.7 million in 2001, a 3.3% decrease. This decrease was primarily the result of a 6% decrease in average selling price in 2002, which was partially offset by a 2% increase in sales volume (measured in pounds). Molded Products sales increased to $83.6 million in 2002, compared with $77.1 million in 2001, or an 8% increase. This increase was primarily the result of the acquisition of Rio Grande Plastic Products, Inc. and growth within the segment’s building products business.

Gross Profit

     Gross profit, as a percentage of net sales, remained flat at 16% in 2002, when compared with 2001. Our Plastic Films segment’s gross profit remained flat at 15% in 2002, when compared with 2001. In our Molded Products segment, gross profit increased to 18% in 2002, compared with 16% in 2001. This increase was primarily due to a change in product mix resulting in an increase in higher margin sales.

Selling, General and Administrative Expense

     Our selling, general and administrative (“SG&A”) expense increased to $28.5 million in 2002, compared with $26.1 million in 2001, a 9% increase. This increase was primarily the result of increases in insurance costs (property, general and health) and increases in incentive compensation costs.

Net Interest Expense and Income Taxes

     Net interest expense decreased to $7.6 million in 2002, compared with $9.4 million in 2001, a 19% decrease. The decrease was primarily the result of lower interest rates on our borrowings in 2002.

     Our 2002 and 2001 effective income tax rate was 38% and 79%, respectively. The 2002 effective income tax rate differed from the applicable statutory rate due to the effect of state income taxes. In addition, our 2001 effective income tax rate was higher than the 2002 effective rate and differed from the applicable statutory rate due to nondeductible goodwill amortization.

Extraordinary Gain

     During 2001, we repurchased at a discount approximately $25.5 million of our 11% Senior Notes in the open market, which resulted in an extraordinary gain of $421,000, net of income taxes. The gain relates to the discount received for the repurchased Notes, partially offset by the write-off of unamortized loan origination costs related to such Notes.

Income

     As a result of the factors described above, operating income increased to $11.4 million, or 5% of net sales, in 2002, compared with $10.9 million, or 4% of net sales, in 2001. Income before extraordinary items and net income were as follows:

	2002	2001

Income before extraordinary items	$2.4 million	$0.3 million
Basic earnings per share	$0.31	$0.04
Diluted earnings per share	$0.31	$0.04
Net income	$2.4 million	$0.7 million
Basic earnings per share	$0.31	$0.10
Diluted earnings per share	$0.31	$0.10

Comparison of Years Ended December 31, 2001 and 2000

Net Sales

     Net sales decreased to $247.8 million in 2001, compared with $250.3 million in 2000, a 1% decrease. Our Plastic Films segment sales decreased to $170.7 million, compared with $174.9 million in 2000. While the sales volume measured in pounds increased by 4% in 2001, a 6% decrease in average selling price in 2001 resulted in a 2% decrease in our Plastic Films segment sales from the 2000 levels. Molded Products sales increased 2% from the 2000 levels.

Gross Profit

     Gross profit, as a percentage of net sales, increased to 16% in 2001, compared with 15% in 2000. Our Plastic Films segment’s gross profit was 15% in 2001, compared with 14% in 2000. The increase was primarily due to increases in sales volumes and improvements in our gross profit percentage as a result of the decline in average selling prices. In our Molded Products segment, gross profit decreased to 16% in 2001, compared with 18% in 2000. This decrease was primarily due to increases in manufacturing costs not being fully offset by price increases and a change in product mix adversely impacting gross profit.

Selling, General and Administrative Expense

     Our SG&A expense increased to $26.1 million in 2001, compared with $24.1 million in 2000, an 8% increase. This increase was primarily the result of higher bonuses paid on the increased sales volumes (measured in pounds) in the Plastic Films segment and increased health insurance costs.

Net Interest Expense and Income Taxes

     Net interest expense decreased to $9.4 million in 2001, compared with $10.2 million in 2000, an 8% decrease. This decrease in interest expense is attributable to lower average interest rates incurred on borrowings as a result of the prepayment of $25.5 million of our 11% Senior Notes, the decreasing variable interest rates caused by the decrease in LIBOR during 2001 and the $9.7 million reduction in total debt we realized.

     Our 2001 and 2000 effective income tax rate was 79% and 83%, respectively, and differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and the effect of state income taxes.

Extraordinary Gain

     During 2001, we repurchased at a discount approximately $25.5 million of our 11% Senior Notes in the open market, which resulted in an extraordinary gain of $421,000, net of income taxes. The gain related to the discount received for the repurchased Notes, offset by the write-off of unamortized loan origination costs related to such Notes.

Income

     As a result of the factors described above, operating income decreased to $10.9 million, or 4% of net sales, in 2001, compared with $11.4 million, or 5% of net sales, in 2000. Income before extraordinary items and net income were as follows:

	2001	2000

Income before extraordinary items	$0.3 million	$0.2 million
Basic earnings per share	$0.04	$0.03
Diluted earnings per share	$0.04	$0.03
Net income	$0.7 million	$0.2 million
Basic earnings per share	$0.10	$0.03
Diluted earnings per share	$0.10	$0.03

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital, defined as current assets less current liabilities, at December 31, 2002 totaled $29.2 million (including cash and cash equivalents of $1.2 million), compared to $7.3 million (including cash and cash equivalents of $0.9 million) at December 31, 2001. At December 31, 2002, borrowings on our $110 million senior credit facility were $88.3 million, with aggregate borrowing availability of up to $106.4 million. Unused availability, net of outstanding letters of credit of approximately $1.5 million, totaled $16.5 million. As of February 28, 2003, borrowings on our $110 million senior credit facility were $93.5 million, with aggregate borrowing availability of up to $107.4 million. Unused availability, net of outstanding letters of credit of approximately $1.5 million, totaled $12.2 million. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. We presently do not have any material commitments for future capital expenditures and expect to meet our short and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under our senior credit facility. See Item 1, “Business-Factors That May Affect Future Results – Leverage.”

Cash Flows from Operating Activities

     Net cash provided by operating activities was approximately $14.3 million in 2002, compared with $15.2 million in 2001. The difference between our net income in 2002 of $2.4 million and our $14.3 million operating cash flow was primarily attributable to approximately $11.7 million of depreciation and amortization, a $3.2 million decrease in accounts receivable, a $2.8 million increase in accounts payable and accrued expenses, partially offset by an approximately $5.4 million increase in inventories and $0.8 million in deferred income taxes.

Cash Flows from Investing Activities

     Net cash used in investing activities in 2002 totaled $9.8 million, compared with $7.9 million in 2001. The cash used in investing activities in 2002 includes approximately $9.5 million in capital expenditures, $1.9 million related to the purchase of Rio Grande, partially offset by proceeds from asset dispositions of $1.6 million.

Cash Flows from Financing Activities

     Net cash used in financing activities was $4.3 million in 2002, compared with $8.8 million in 2001. The cash used in financing activities in 2002 reflects the $49.3 million retirement of our Senior Notes, repayment of $21.5 million under the revolver which was extinguished on December 30, 2002, $17.5 million in repayments of other long-term debt, $4.4 million of refinancing costs associated with the senior credit facility, primarily offset by borrowings under our senior credit facility of $88.3 million.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of these financial statements. The preparation of these financial statements also requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates these estimates, including those related to revenue recognition, intangible assets, bad debts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition and accounts receivable: We recognize revenue upon shipment of our products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. The allowance for doubtful accounts is recorded based on specific review and analysis of customer account balances. The allowance for sales returns is recorded based on management’s estimate of product returns, primarily based on historical trends. We perform ongoing credit assessments of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and any other relevant customer specific credit information. While historical credit losses have been within our expectations and the provisions established, it is possible that future credit losses could be higher or lower in the future.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for excess, obsolete or unsaleable inventory.

Goodwill: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at December 31, 2001 and establishes a new method for testing goodwill for impairment on an annual basis, or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach. We adopted SFAS 142 effective January 1, 2002 resulting in a decrease in amortization expense of approximately $1.8 million during the year ended December 31, 2002, as compared to the year ended December 31, 2001.

     We review goodwill for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the goodwill below its carrying value. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

     Specifically, we have net goodwill, which represents the purchase price over the fair value of identifiable assets and liabilities of acquired businesses, of $47.2 million. Accumulated amortization aggregated $22.5 million at December 31, 2002 and 2001. Based upon our analysis, we have determined there has been no impairment to goodwill as of December 31, 2002 in accordance with SFAS 142.

     Although we currently believe that the estimates used in the evaluation of goodwill are reasonable, differences between actual and expected revenue, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, we would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on our results of operations and financial position.

Self Insurance: We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. The reserve for health insurance claims incurred but not paid is based on historical claims lags. In addition, we are self-insured for the majority of our worker’s compensation costs. We establish reserves for worker’s compensation claims utilizing insurance industry loss development factors as well as specific estimates of settlement costs for individual claims. While we believe that our assumptions our appropriate, significant differences in our actual experience or significant changes in our assumptions may have a material affect on our group health insurance and worker’s compensation costs.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at December 31, 2001 and establishes a new method for testing goodwill for impairment on an annual basis, or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach. We adopted SFAS 142 effective January 1, 2002 resulting in a decrease in our amortization expense of approximately $1.8 million during the year ended December 31, 2002, as compared to the year ended December 31, 2001.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for Asset Retirement Obligations” (SFAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 as of January 1, 2002 and it did not have a material impact on our consolidated financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. We adopted SFAS 145 as of January 1, 2003, and do not expect the pronouncement to have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities” (“SFAS 146”). This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will adopt this accounting standard for all exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We believe we will continue to account for our stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations; however, we have adopted the disclosure provisions of SFAS 148 in the current year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks that may impact our financial condition and financial results due to changing interest rates and foreign exchange rates. We do not participate in any significant hedging activities, nor do we currently utilize any significant derivative financial instruments. The following discussion provides additional information regarding our market risks.

     Interest Rate Risk: We have entered into variable-rate debt that, at December 31, 2002, had an outstanding balance of $88.3 million. As of December 31, 2001, we had $38.8 of outstanding variable-rate debt. Based on our variable-rate obligations outstanding at December 31, 2002, and December 31, 2001, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $0.2 million, and $0.1 million, respectively. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. In prior filings, we used a tabular format to disclose our interest rate market risk. We changed to a sensitivity analysis at December 31, 2002 as it better quantifies the risk inherent in interest rate markets.

     Foreign Exchange Rate Risk: We have a Canadian dollar bank account and therefore are exposed to foreign exchange currency market risk. We have determined this risk to be immaterial at both December 31, 2002 and December 31, 2001 due to the small balance in that account.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

     The Company’s management is responsible for the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States and for the integrity of all the financial data included in this Form 10-K. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

     Management maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management’s policies for conducting its business. This system includes policies that require adherence to ethical business standards and compliance with all laws to which the Company is subject. The internal control process is continuously monitored by direct management review.

     The Board of Directors, through its Audit Committee, is responsible for determining that management fulfills its responsibility with respect to the Company’s consolidated financial statements and the system of internal accounting controls.

     The Audit Committee, comprised solely of directors who (1) all have significant accounting or financial expertise, and (2) are not officers or employees of the Company, meets periodically with representatives of management and the Company’s independent auditors to review and monitor the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The Company’s independent auditors have full and free access to the Audit Committee.

/s/ Anthony F. Bova President and Chief Executive Officer	/s/	Paul G. Saari Senior Vice President of Finance and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Atlantis Plastics, Inc.

We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 20, 2003

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share amounts)	2002	2001	2000

Net sales	$248,586	$247,814	$250,265
Cost of goods sold	208,689	209,066	213,165

Gross profit	39,897	38,748	37,100
Selling, general and administrative expenses	28,456	26,101	24,141
Goodwill amortization	—	1,778	1,594

Operating income	11,441	10,869	11,365
Interest expense, net of interest income of $132 in 2002, $252 in 2001 and $312 in 2000	7,607	9,410	10,224

Income before provision for income taxes	3,834	1,459	1,141
Provision for income taxes	1,456	1,157	949

Income before extraordinary item	2,378	302	192
Extraordinary income on early extinguishment of debt, net of income taxes of $218	—	421	—

Net income	$2,378	$723	$192

Earnings per share – Basic
Income before extraordinary item	$0.31	$0.04	$0.03
Extraordinary gain on early extinguishment of debt, net of income taxes	—	0.06	—

Net income	$0.31	$0.10	$0.03

Weighted average number of shares used in computing basic earnings per share	7,569	7,532	7,520
Earnings per share – Diluted
Income before extraordinary item	$0.31	$0.04	$0.03
Extraordinary gain on early extinguishment of debt, net of income taxes	—	0.06	—

Net income	$0.31	$0.10	$0.03

Weighted average number of shares used in computing diluted earnings per share	7,578	7,535	7,619

See accompanying notes.

Consolidated Balance Sheets

	Years Ended December 31,
(in thousands, except share and per share amounts)	2002	2001

Assets
Cash and cash equivalents	$1,225	$937
Accounts receivable (net of allowances of $915 and $1,072)	26,733	28,925
Inventories	21,958	16,112
Other current assets	6,155	5,710
Deferred income tax assets	3,421	2,437

Total current assets	59,492	54,121
Property and equipment, net	65,140	69,067
Goodwill, net of accumulated amortization	47,479	46,402
Other assets	4,144	13

Total assets	$176,255	$169,603

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$26,076	$21,589
Current maturities of long-term debt	4,013	25,188
Other current liabilities	203	—

Total current liabilities	30,292	46,777
Long-term debt	84,891	63,702
Deferred income tax liabilities	11,544	12,049
Other liabilities	—	12

Total liabilities	126,727	122,540
Commitments and contingencies	—	—
Shareholders’ equity
Class A Common Stock; $0.10 par value; 20,000,000 shares authorized, 5,121,752 and 4,961,662 shares issued and outstanding in 2002 and 2001	512	496
Class B Common Stock; $0.10 par value; 7,000,000 shares authorized, 2,456,981 and 2,570,191 shares issued and outstanding in 2002 and 2001	246	257
Additional paid-in capital	10,852	10,677
Notes receivable from sale of common stock	(1,682)	(1,589)
Retained earnings	39,600	37,222

Total shareholders’ equity	49,528	47,063

Total liabilities and shareholders’ equity	$176,255	$169,603

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

				Notes			Total
	Class A	Class B	Additional	Received			Share-
	Common	Common	Paid-In	for Common	Retained	Treasury	holders’
( in thousands)	Stock	Stock	Capital	Stock	Earnings	Stock	Equity

Balance at January 1, 2000	$475	$268	$10,046	$(1,410)	$36,635	$—	$46,014
Net income	—	—	—	—	192	—	192
Exercise of stock options including tax benefits	15	—	695	—	—	—	710
Purchases of Class A Common Stock	—	—	—	—	—	(388)	(388)
Cancellation of Class A Common Stock	(4)	—	(62)	—	(322)	388	—
Notes received for sale of Common Stock	—	—	—	(215)	—	—	(215)

Balance at December 31, 2000	486	268	10,679	(1,625)	36,505	—	46,313
Net income	—	—	—	—	723	—	723
Purchases of Class A Common Stock	—	—	—	—	—	(9)	(9)
Cancellation of Class A Common Stock	(1)	—	(2)	—	(6)	9	—
Conversion of Class B to Class A Common Stock	11	(11)	—	—	—	—	—
Notes received for sale of Common Stock	—	—	—	36	—	—	36

Balance at December 31, 2001	496	257	10,677	(1,589)	37,222	—	47,063
Net income	—	—	—	—	2,378	—	2,378
Exercise of stock options including tax benefits	5	—	175	—	—	—	180
Conversion of Class B to Class A Common Stock	11	(11)	—	—	—	—	—
Notes received for sale of Common Stock	—	—	—	(93)	—	—	(93)

Balance at December 31, 2002	$512	$246	$10,852	$(1,682)	$39,600	$—	$49,528

See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2002	2001	2000

Operating Activities:
Net income	$2,378	$723	$192
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,678	10,519	9,334
Amortization of goodwill	—	1,778	1,594
Loan fee and other amortization	220	303	522
Interest receivable from shareholder loans	(75)	(104)	(140)
Gain on early extinguishment of debt	—	(421)	—
Loss on disposal of assets	153	66	122
Deferred income taxes	(824)	449	1,097
Change in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	3,197	(3,698)	6,145
Inventories	(5,406)	2,234	(476)
Other current assets	(82)	1,197	(1,664)
Accounts payable and accrued expenses	2,838	2,042	(3,242)
Other liabilities	251	70	(41)

Cash provided by operating activities	14,328	15,158	13,443

Investing Activities:
Capital expenditures	(9,546)	(7,818)	(15,382)
Purchase of business	(1,885)	(47)	(4,864)
Proceeds from asset dispositions	1,642	12	68

Cash used in investing activities	(9,789)	(7,853)	(20,178)

Financing Activities:
Borrowings under new senior credit facility	88,300	—	—
Retirement of Senior Notes	(49,325)	(25,500)	—
Borrowings (repayments) under old credit agreement	(21,500)	5,000	9,400
Borrowings (repayments) on long-term debt	(17,461)	11,556	(2,575)
Financing costs associated with new credit agreement	(4,381)	—	—
Payments on notes receivable from shareholders	96	140	193
Purchases of common stock and options	—	(9)	(388)
Proceeds from exercise of stock options	20	—	262

Cash (used in) provided by financing activities	(4,251)	(8,813)	6,892

Increase (decrease) in cash and cash equivalents	288	(1,508)	157
Cash and cash equivalents at beginning of year	937	2,445	2,288

Cash and cash equivalents at end of year	$1,225	$937	$2,445

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,364	$9,203	$9,799
Income taxes, net of refunds	$2,107	$(556)	$1,054

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

     Atlantis Plastics, Inc. (“Atlantis” or the “Company”) through its wholly owned subsidiaries is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications, and molded plastic products for the appliance, automotive, recreational vehicle and building supply industries. The Company’s operations are comprised of two segments, Atlantis Plastic Films (“Plastic Films”) and Atlantis Molded Products (“Molded Products”).

     Plastic Films manufactures stretch films, which are multilayer plastic films used principally to wrap pallets of materials for shipping or storage and custom film products that include high-grade laminating films, embossed films and specialty film products targeted primarily to industrial and packaging markets.

     Molded Products employs two principal technologies, serving a wide variety of specific market segments: (i) injection molded thermoplastic parts that are sold primarily to original equipment manufacturers and used in major household appliances, power tools, agricultural and automotive products; and (ii) a variety of extruded plastic parts for trim and functional applications (profile extrusion) that are incorporated into a broad range of consumer and commercial products such as recreational vehicles, residential doors and windows, office furniture, building supplies and retail store fixtures.

     The following is a summary of the Company’s significant accounting policies:

Basis of presentation: The consolidated financial statements include the accounts of Atlantis and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Revenue recognition and accounts receivable: The Company recognizes revenue upon shipment of its products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. The allowance for doubtful accounts is recorded based on specific review and analysis of customer account balances. The allowance for sales returns is recorded based on management’s estimate of product returns, primarily based on historical trends. The Company performs ongoing credit assessments of its customers and adjusts credit limits based upon payment history, the customer’s current credit worthiness and any other relevant customer specific credit information. Historical credit losses have been within our expectations and the provisions established.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory.

Goodwill: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after December 31, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis, or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 effective January 1, 2002 resulting in a decrease in amortization expense of approximately $1.8 million during the year ended December 31, 2002 when compared to the year ended December 31, 2001.

     At December 31, 2002, the Company had other intangibles in the form of non-compete agreements of $0.3 million, net of accumulated amortization of $0.2 million.

     The changes in the carrying amount of goodwill during fiscal year 2002 are summarized as follows:

	Plastic	Molded
	Films	Products	Total

Balance as of December 31, 2001	$31.1	$15.0	$46.1
Goodwill acquired during the year	—	1.1	1.1

Balance as of December 31, 2002	$31.1	$16.1	$47.2

     Prior to the adoption of SFAS 142, $46.1 million of goodwill associated with prior acquisitions was amortized. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s net income would have been as follows:

	Years ended December 31,

	2002	2001	2000

Reported net income	$2,378	$723	$192
Add back: goodwill amortization	—	1,778	1,594

Adjusted net income	$2,378	$2,501	$1,786
Basic earnings per share
Reported net income	$0.31	$0.10	$0.03
Add back: goodwill amortization	—	0.24	0.21

Adjusted net income	$0.31	$0.34	$0.24
Diluted earnings per share	$0.31	$0.10	$0.03
Reported net income
Add back: goodwill amortization	—	0.24	0.21

Adjusted net income	$0.31	$0.34	$0.24

     Basic earnings per share before extraordinary items in 2001 would have been $0.28.

     The Company reviews goodwill for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the goodwill below its carrying value. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

     Specifically, the Company has goodwill in excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses of $46.1 million. Accumulated amortization aggregated $22.5 million at December 31, 2002 and 2001. Based upon its analysis, management has determined there has been no impairment to goodwill as of December 31, 2002 in accordance with SFAS 142.

Self Insurance: We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. The reserve for health insurance claims incurred but not paid is based on historical claims lags. In addition, we are self-insured for the majority of our worker’s compensation costs. We establish reserves for worker’s compensation claims utilizing insurance industry loss development factors as well as specific estimates of settlement costs for individual claims.

Property and equipment: Property and equipment are carried at cost less accumulated depreciation. Depreciation has been computed, using both straight-line and accelerated methods, based on the estimated useful lives of the respective assets. Such useful lives generally fall within the following ranges: buildings and improvements - 15 to 30 years; office furniture and equipment - 5 to 10 years; manufacturing equipment - 5 to 11 years; vehicles - 3 to 8 years; and computer hardware and software - 3 to 5 years.

     Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability estimates are based on the projected future cash flows expected to result from the use of the assets. An impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value.

     When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred. Additions and improvements are capitalized when incurred.

Earnings per share: Earnings per share has been computed according to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities. See Note 10 – Earnings Per Share.

Stock-based compensation: The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation expense is based on the difference, if any, between the fair value of Atlantis’ common stock and the exercise price of the option on the measurement date, which is typically the date of grant. In accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, (“SFAS 148”), the Company has provided the pro forma disclosures of the effect on net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 and had been applied in measuring compensation expense for all periods presented.

     The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2002, 2001, and 2000, respectively: dividend yield of 0% for all years; volatility of 54%, 51% and 40%; risk-free interest rates of 3.34%, 4.33% and 5.60%, and an expected life of six years for all grants.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

(in thousands, except per share data)	2002	2001	2000

Net income:
As reported	$2,378	$723	$192
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	167	147	109

Pro forma	$2,211	$576	$83
Basic net income per share:
As reported	$0.31	$0.10	$0.03
Pro forma	$0.29	$0.08	$0.01
Diluted net income per share:
As reported	$0.31	$0.10	$0.03
Pro forma	$0.29	$0.08	$0.01

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

Financial instruments: The fair value of current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying values due to the short maturity of the instruments. The fair value of the Company’s total indebtedness was $88.9 million and $88.8 million at December 31, 2002 and 2001, respectively.

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. The Company’s three largest trade receivable balances as of December 31, 2002 represented 32% of the Company’s net accounts receivable, compared with 36% as of December 31, 2001. At December 31, 2002, Whirlpool Corporation accounts receivable balance was approximately $5.8 million, or 22% of the Company’s total net trade accounts receivable balance. At December 31, 2001, Whirlpool Corporation’s accounts receivable balance was $5.5 million, or 18.9% of the Company’s total net accounts receivable. Approximately 12%, 13% and 13% of the Company’s net sales in 2002, 2001 and 2000, respectively, were to Whirlpool Corporation. The Company generally does not require collateral from its customers for trade accounts receivable.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for Asset Retirement Obligations” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, (“SFAS 121”). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of January 1, 2002. This pronouncement did not have a material impact on the consolidated financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003, and does not expect the pronouncement to have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities” (“SFAS 146”). This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will adopt this accounting standard for all exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company believes that it will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations; however, we have adopted the disclosure provisions of SFAS 148 in the current year.

Note 2. Acquisitions of Businesses and Assets

     On October 8, 2002, Atlantis acquired the business and certain assets and assumed certain specified liabilities of Rio Grande Plastic Products, Inc. (“Rio Grande”), an injection molder located in Alamo, Texas for $3.9 million. Rio Grande primarily manufactures safety restraints, door trim reflectors and vehicle lamps for the automotive industry. Of the total purchase price, approximately $2.0 million was funded through a master equipment lease agreement with a financial institution, with the remainder funded by borrowings under the Company’s then existing Revolving line of credit. The Company accounted for this acquisition as a purchase in accordance with the provisions of SFAS 141. The activities of Rio Grande are included in the results of operations of the Company’s Molded Products segment since the date of acquisition. The results of the operation of Rio Grande for the period from January 1, 2000 through the date of acquisition were not material to the Company. The allocation of the purchase price resulted in goodwill of approximately $1.1 million, which represents the excess of the purchase price over the fair value of the net assets acquired.

     The allocation of the purchase price was as follows (in thousands):

Current assets	$1,808
Long-term assets	686
Goodwill	1,086
Liabilities	(1,695)

$1,885

Note 3. Inventories

     Inventories at December 31, 2002 and 2001 consisted of the following:

	(in thousands)
	2002	2001

Raw materials	$11,559	$7,370
Work in progress	190	167
Finished goods	10,209	8,575

Total	$21,958	$16,112

Note 4. Property and Equipment

     Property and equipment at December 31, 2002 and 2001 consisted of the following:

	(in thousands)
	2002	2001

Land	$2,523	$2,206
Building and improvements	19,912	21,023
Office furniture and equipment	11,488	8,509
Manufacturing equipment	122,338	120,549
Vehicles	262	294

Total	156,523	152,581
Accumulated depreciation and amortization	(91,383)	(83,514)

Net	$65,140	$69,067

Note 5. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following at December 31, 2002 and 2001:

	(in thousands)
	2002	2001

Accounts payable	$13,053	$7,080
Accrued interest	32	2,108
Accrued compensation, vacation and profit sharing	4,472	4,444
Accrued health and workers compensation insurance	1,632	1,452
Customer deposits and commissions	1,915	2,223
Other	4,972	4,282

Total	$26,076	$21,589

Note 6. Long-term Debt

     Long-term debt consisted of the following at December 31, 2002 and 2001:

	(in thousands)
	2002	2001

Senior Credit Facility
Term Loan A, due December 31, 2007	$35,000	—
Term Loan B, due December 31, 2008	40,000	—
Revolver, due December 31, 2007	13,300	—
Expired revolving line of credit	—	21,500
Senior Notes	—	$49,325
Other indebtedness	604	18,065

Total debt	88,904	88,890
Current portion of long-term debt	(4,013)	(25,188)

Long-term debt	$84,891	$63,702

     On December 27, 2002, the Company refinanced substantially all of its existing indebtedness through a $110,000,000 senior secured credit facility provided by a syndicate of banks. The components of this facility include two term loans and a revolving line of credit. Term Loan A and Term Loan B require scheduled quarterly principal payments through the respective maturity dates. Borrowings under the revolver portion of the facility are subject to a borrowing base formula based on eligible collateral in the form of accounts receivable and inventories. Borrowings outstanding under the facility bear interest based upon LIBOR or prime rate plus an applicable margin. The applicable margin applied to LIBOR and prime based loans range from 3.25% to 4.50% and 1.75% to 3.00%, respectively, based on the Company’s funded debt to EBITDA (Earnings before interest, taxes, depreciation and amortization) ratio. Annual unused fees for this facility are 0.5%. Under the agreements covering this loan, certain restrictions and covenants exist including, but not limited to, the maintenance of financial ratios, dividend payments, asset disposals, acquisitions and capital expenditures. The Company is currently in compliance with such restrictions and covenants. As of December 31, 2002, the interest rate on the Term Loan A, Term Loan B and the Revolver were 6.50%, 7.00% and 6.50%, respectively, based on a prime rate of 4.25%.

     The Company has approximately $1.5 million in outstanding letters of credit provided by a financial institution.

     During the year ended December 31, 2001, the Company repurchased at a discount approximately $25.5 million of its Senior Notes in the open market to satisfy the February 15, 2002 mandatory redemption. The repurchase resulted in an extraordinary gain before income taxes of $639,000. The gain related to the discount received for the repurchased Notes, offset by the write-off of unamortized loan origination costs related to such Notes. The net extraordinary gain after income taxes of $218,000 was $421,000.

     Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

Year	Amount

2003	$4,013
2004	5,799
2005	7,543
2006	9,301
2007	24,248
Thereafter	38,000

Total	$88,904

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

Note 8. Income Taxes

     The provision for income taxes for the years ended December 31, 2002, 2001, and 2000, consisted of the following:

(in thousands)	2002	2001	2000

Continuing operations	$1,456	$1,157	$949
Extraordinary gain	—	218	—

Total	$1,456	$1,375	$949

Current Federal income tax provision (benefit)	$1,499	$722	$(315)
Deferred Federal income tax (benefit) provision	(342)	449	1,121
State income tax provision	299	204	143

Total provision for income taxes	$1,456	$1,375	$949

     The following table provides a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

Statutory federal income tax rate	34%	34%	34%
State income taxes	4	14	12
Amortization of goodwill	—	40	44
Other, net	—	(9)	(7)

Effective income tax rate	38%	79%	83%

     At December 31, 2002 and 2001, deferred income tax assets and liabilities consisted of the following:

	(in thousands)
Deferred income tax liabilities:	2002	2001

Excess of book over tax basis of property and equipment	$10,238	$10,868
Goodwill	1,293	1,143
Other, net	13	38

Total deferred income tax liabilities	$11,544	$12,049

Deferred income tax assets:
Reserves and accrued expenses not yet deductible for income tax purposes	$2,461	$2,195
Net operating loss carryforwards	847	634
Acquired goodwill	655	—
Capitalized inventory costs	305	242

	$4,268	$3,071
Valuation allowance	(847)	(634)

Total deferred income tax assets	$3,421	$2,437

Deferred income taxes, net	$8,123	$9,612

     The Company has evaluated its deferred tax assets for which a valuation allowance has not been provided and believes such assets will be realized based upon future projected taxable income.

Note 9. Stock Option Plans

     The Company’s Stock Option Plans (“Option Plans”) are designed to serve as an incentive for retaining qualified and competent employees, directors, and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of options granted under the Option Plans will not be less than 90% of the market value of the Class A Common Stock on the date of grant. To date, the exercise price of all options granted under the Option Plans has been equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option shall be exercisable after the expiration of 10 years from the date of grant. Options granted vest ratably over a five-year period from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution. The Option Plans also authorize the Company to make loans to optionees to exercise their options and to fund related tax exposures.

     Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

	2002	2001	2000

Options outstanding at January 1	1,274	1,045	1,158
Granted	30	398	95
Exercised	(47)	—	(148)
Canceled	(7)	(169)	(60)

Options outstanding at December 31	1,250	1,274	1,045

Weighted-average option prices per common share:
Options outstanding at January 1	$6.14	$6.81	$6.56
Granted	4.64	4.71	4.73
Exercised	2.88	—	3.49
Canceled	4.74	6.91	6.89

Outstanding at December 31	$6.23	$6.14	$6.81

Weighted-average fair value of options granted during the year	$2.50	$1.27	$2.35
Options exercisable at December 31	815	736	808
Options available for grant at December 31	238	264	98

     The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-	Exercisable	Weighted-
Range of	At 12/31/02	Remaining	Average	At 12/31/02	Average
Exercise Prices	(in 000's)	Contractual Life	Exercise Price	(in 000's)	Exercise Price

$3.00 - $4.50	444	8.6	$4.30	104	$4.20
$4.51 - $6.80	498	3.1	$5.69	437	$5.74
$6.81 - $9.75	209	3.8	$8.89	174	$8.86
$9.76 - $11.88	100	2.1	$11.88	100	$11.88

	1,250			815

Note 10. Earnings Per Share

(thousands, except per share amounts)	2002	2001	2000

Basic earnings per common share:
Income before extraordinary items	$2,378	$302	$192
Weighted-average common shares outstanding	7,569	7,532	7,520
Basic earnings per common share	$0.31	$0.04	$0.03

Diluted earnings per common share:
Earnings applicable to common shares	$2,378	$302	$192
Weighted-average common shares outstanding	7,569	7,532	7,520
Add – Options	9	3	99
Weighted-average common shares outstanding plus potential dilutive common shares	7,578	7,535	7,619

Diluted earnings per common share	$0.31	$0.04	$0.03

Earnings per share from extraordinary items:
Basic earnings per common share	$—	$0.06	$—
Diluted earnings per common share	$—	$0.06	$—

     Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for 2002, 2001 and 2000 are 1,165,454, 1,213,654 and 343,500 shares, respectively.

Note 11. Business Segments

     The Company considers its continuing operations to comprise two segments: Atlantis Plastic Films (“Plastic Films”) and Atlantis Molded Products (“Molded Products”). During 2002, 2001, and 2000, a Molded Products customer accounted for approximately 12%, 13%, and 13%, respectively, of the Company’s net sales and 22%, 19%, and 13% respectively, of the Company’s net accounts receivable. Summary data for 2002, 2001, and 2000 are as follows (in thousands):

	Atlantis	Atlantis
	Plastic	Molded
	Films	Products	Corporate	Consolidated

2002
Net sales	$165,013	$83,573	$—	$248,586
Operating income	5,290	6,151	—	11,441
Identifiable assets	101,832	68,794	5,629	176,255
Capital expenditures	2,944	5,343	1,259	9,546
Depreciation and deferred loan fee amortization	6,107	4,311	1,480	11,898
2001
Net sales	$170,720	$77,094	—	$247,814
Operating income	6,914	3,955	—	10,869
Identifiable assets	100,396	62,389	6,573	169,358
Capital expenditures	3,976	3,347	495	7,818
Depreciation and deferred loan fee amortization	5,472	3,937	1,413	10,822
Goodwill amortization	1,181	597	—	1,778
2000
Net sales	$174,903	$75,362	$—	$250,265
Operating income	6,066	5,299	—	11,365
Identifiable assets	105,792	60,416	8,258	174,466
Capital expenditures	10,262	4,194	926	15,382
Depreciation and deferred loan fee amortization	4,730	3,457	1,669	9,856
Goodwill amortization	1,181	413	—	1,594

Note 12. Profit Sharing and Retirement Plans

     Atlantis has a 401(k) defined contribution retirement plan. Generally, such plan covers all employees who have attained the age of 21 and have at least one year of service. The Company matches 50% of contributions up to a maximum of 6% of compensation as defined by the plan and as limited by federal regulations. Related expenses were approximately $509,000, $460,000 and $432,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     Effective January 1, 2000, the Company established the Atlantis Plastics, Inc. Deferred Compensation Plan (the “Plan”) for certain selected employees. Under the Plan, eligible employees may elect to make pre-tax contributions to a trust fund up to a maximum of 15% of annual earnings. The Company contribution to the Plan is based upon the employee’s contribution to the Plan but could not exceed $2,500 per participant for 2002. Normally, the full amount of each participant’s interest in the trust fund is paid upon termination of employment; however, the Plan allows participants to make early withdrawals of contributions, subject to certain restrictions. Company assets earmarked to pay benefits under the Plan are held by a rabbi trust. Under current accounting rules, assets of a rabbi trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses will be recorded in the Company’s financial statements. The Company may terminate the Plan at any time. Total Company contributions to the Plan were approximately $56,000 and $45,000 for the years ended December 31, 2002 and 2001, respectively.

Note 13. Related Parties

     Trivest and Trivest II, affiliates of two major shareholders, and the Company have certain common officers, directors, and shareholders. Management fees and expense allocations are paid to Trivest and Trivest II. During the years ended December 31, 2002, 2001 and 2000, the Company incurred costs related to these payments of approximately $2,157,000, $1,173,000 and $1,296,000, respectively. The increase from 2001 to 2002 relates predominately to the acquisition of Rio Grande and certain additional consulting charges.

     During 2002, 2001 and 2000 certain members of the Company’s Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at prime and are due February 21, 2003, February 13, 2004, March 16, 2005 and March 18, 2005. Such notes are full recourse in nature.

Note 14. Commitments and Contingencies

     The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.

     The Company leases various office space, buildings, transportation, and production equipment with terms in excess of one year. Total rent expense under these agreements for the years ended December 31, 2002, 2001 and 2000 was approximately $1.9 million, $1.8 million and $1.3 million, respectively.

     The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 2002 consisted of the following (in thousands):

Year	Amount

2003	$1,728
2004	1,553
2005	1,352
2006	1,187
2007	862
Thereafter	1,697

Total	$8,379

Note 15. Quarterly Financial Data (Unaudited)

     Unaudited consolidated quarterly financial data for the years ended December 31, 2002 and 2001 are as follows:

	(in thousands, except per share data)
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	March 31		June 30		September 30		December 31

	2002	2001	2002	2001	2002	2001	2002	2001

Net sales	$58,263	$64,702	$67,118	$62,493	$63,173	$63,401	$60,032	$57,218
Gross profit	10,949	10,400	11,562	9,253	9,495	9,894	7,891	9,201
Net income (loss) before extraordinary items	1,157	426	1,346	(103)	433	117	(558)	(138)
Net income	1,157	426	1,346	320	433	102	(558)	(125)
Income (loss) before extraordinary items per common share
Basic	$0.15	$0.06	$0.18	($0.01)	$0.06	$0.02	($0.07)	($0.03)
Diluted	$0.15	$0.06	$0.18	($0.01)	$0.06	$0.02	($0.07)	($0.03)
Net income items per common share
Basic	$0.15	$0.06	$0.18	$0.04	$0.06	$0.01	($0.07)	($0.02)
Diluted	$0.15	$0.06	$0.18	$0.04	$0.06	$0.01	($0.07)	($0.02)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company has had no changes in or disagreements with its independent auditors on accounting or financial disclosures.

PART III

ITEMS 10, 11, 12, AND 13

     The information required by Items 10, 11, 12, and 13 is incorporated by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report:

(2)	Financial Statement Schedules:
	The following Financial Statement Schedule for the years ended December 31, 2002, 2001, and 2000 is submitted herewith:

	Schedule II — Valuation and Qualifying Accounts	46

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

     The information called for by Item 15(a) 3. Exhibit Listing, can be obtained free of charge by any Company Stockholder by writing to Paul G. Saari, Senior Vice President of Finance and Chief Financial Officer, at the corporate headquarters office.

(b)	Reports on Form 8-K:

     On October 23, 2002, the Company filed a Form 8-K, as subsequently amended on December 13, 2002, in connection with its acquisition of Rio Grande Plastic Products, Inc.

(c)	Exhibits (An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1		Registrant’s Articles of Incorporation(1)

3.2		Registrant’s Bylaws (February 1988) (1)

4.1		Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(5)

10.1	*	Registrant’s 1997 Stock Option Plan.(7)

10.2	*	Registrant’s 1998 Stock Option Plan. (9)

10.3	*	Registrant’s 2001 Stock Option Plan. (15)

10.4	*	Form of Indemnification Agreement. (4)

10.5	*	Management Agreement dated as of January 1, 1998 between Registrant and Trivest, Inc. (10)

10.6	*	Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D.(10)

10.7		Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (11)

10.8		Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (2)

10.9		License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (2)

10.10		Loan Agreement between Arkansas Development Finance Authority and Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), dated March 18, 1992. (3)

10.11		Promissory Note from Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992. (3)

10.12		Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (3)

10.13		First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (8)

10.14		First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (15)

10.15		Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (5)

10.16	*	Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (12)

10.17		Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (13)

10.18	Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (13)

10.19	Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (14)

10.20	Amendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (14)

10.21	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (15)

10.22	Executive Employment Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002.

10.23	Change in Control Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002.

10.24	Credit Agreement dated as of December 27, 2002 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. and General Electric Capital Corporation and CIBC World Markets Corp. and other financial institutions as a party thereto.

10.25	Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003.

21.1	Registrant’s Subsidiaries. (15)

23.1	Consent of Ernst & Young LLP relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

99.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Form 8-B filed June 7, 1994.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the exhibits and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(9)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(d) Financial Statement Schedules required by Regulation S-X.

Atlantis Plastics, Inc.
Schedule II – Valuation and Qualifying Accounts
for the years ended December 31,
($ in thousands)

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
Classification	of Year	Expenses	Accounts	Deductions (a)	of Year

2002
Allowances reducing the assets in the balance sheet:
Doubtful accounts receivable	$572	$269	$16	$(358)	$499
Reserve for sales allowances	500	35	—	(119)	416
Reserve for inventory obsolescence	676	166	—	(175)	667

Total	$1,748	$470	$16	$(652)	$1,582

2001
Allowances reducing the assets in the balance sheet:
Doubtful accounts receivable	$648	$(112)	$—	$(36)	$572
Reserve for sales allowances	824	—	—	324	500
Reserve for inventory obsolescence	712	(7)	—	29	676

Total	$2,184	$(119)	$—	$317	$1,748

2000
Allowances reducing the assets in the balance sheet:
Doubtful accounts receivable	$1,129	$369	$—	$850	$648
Reserve for sales allowances	774	50	—	—	824
Reserve for inventory obsolescence	616	164	—	68	712

Total	$2,519	$583	$—	$918	$2,184

(a)	Includes amounts written-off as uncollectible, allowances granted and obsolete inventory

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: March 28, 2003	By:	/S/	PAUL G. SAARI

Paul G. Saari Senior Vice President, Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

/s/	EARL W. POWELL	Chairman of the Board	March 28, 2003

Earl W. Powell

/s/	PHILLIP T. GEORGE, M.D.	Director, Vice Chairman, and
		Chairman of the Executive Committee	March 28, 2003
Phillip T. George, M.D.

/s/	ANTHONY F. BOVA	President and Chief
		Executive Officer	March 28, 2003
	Anthony F. Bova	(Principal Executive Officer)

/s/	PAUL G. SAARI	Senior Vice President, Finance and
		Chief Financial Officer	March 28, 2003
	Paul G. Saari	(Principal Financial and Accounting Officer)

/s/	CHARLES D. MURPHY, III	Director	March 28, 2003

Charles D. Murphy, III

/s/	CHESTER B. VANATTA	Director	March 28, 2003

Chester B. Vanatta

/s/	LARRY D. HORNER	Director	March 28, 2003

Larry D. Horner

/s/	CESAR ALVAREZ	Director	March 28, 2003

Cesar Alvarez

/s/	JAY SHUSTER	Director	March 28, 2003

Jay Shuster

CERTIFICATION

     I, Anthony F. Bova, certify that:

     1.     I have reviewed this annual report on Form 10-K of Atlantis Plastics, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Anthony F. Bova ANTHONY F. BOVA President and Chief Executive Officer

CERTIFICATION

     I, Paul G. Saari, certify that:

     1.     I have reviewed this annual report on Form 10-K of Atlantis Plastics, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Paul G. Saari PAUL G. SAARI Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

(An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1		Registrant’s Articles of Incorporation(1)

3.2		Registrant’s Bylaws (February 1988) (1)

4.1		Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(5)

10.1	*	Registrant’s 1997 Stock Option Plan.(7)

10.2	*	Registrant’s 1998 Stock Option Plan. (9)

10.3	*	Registrant’s 2001 Stock Option Plan. (15)

10.4	*	Form of Indemnification Agreement. (4)

10.5	*	Management Agreement dated as of January 1, 1998 between Registrant and Trivest, Inc. (10)

10.6	*	Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D.(10)

10.7		Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (11)

10.8		Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (2)

10.9		License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (2)

10.10		Loan Agreement between Arkansas Development Finance Authority and Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), dated March 18, 1992. (3)

10.11		Promissory Note from Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992. (3)

10.12		Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (3)

10.13		First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (8)

10.14		First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (15)

10.15		Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (5)

10.16	*	Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (12)

10.17		Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (13)

10.18	Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (13)

10.19	Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (14)

10.20	Amendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (14)

10.21	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (15)

10.22	Executive Employment Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002.

10.23	Change in Control Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002.

10.24	Credit Agreement dated as of December 27, 2002 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. and General Electric Capital Corporation and CIBC World Markets Corp. and other financial institutions as a party thereto.

10.25	Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003.

21.1	Registrant’s Subsidiaries. (15)

23.1	Consent of Ernst & Young LLP relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

99.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Form 8-B filed June 7, 1994.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the exhibits and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(9)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.