Form 10-Q
period 2003-03-31
ATLANTIS PLASTICS INC
filed 2003-05-14
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Class A Common Stock, $.10 par value	5,129,377
Class B Common Stock, $.10 par value	2,456,981

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

Part 1. Financial Information

Item 1. Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2003(1)	2002

ASSETS
Cash and cash equivalents	$1,617	$1,225
Accounts receivable, less allowance for doubtful accounts and returned items of $1,456 in 2003 and $915 in 2002	34,513	26,733
Inventories	21,656	21,958
Other current assets	3,450	6,155
Deferred income tax assets	3,410	3,421

Total current assets	64,646	59,492
Property and equipment, net	64,356	65,140
Goodwill, net of accumulated amortization	47,476	47,479
Other assets	4,769	4,144

Total assets	$181,247	$176,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$24,166	$26,076
Current portion of long-term debt	4,028	4,013
Other current liabilities	1,242	203

Total current liabilities	29,436	30,292
Long-term debt, less current portion	88,424	84,891
Deferred income tax liabilities	11,800	11,544
Other liabilities	71	—

Total liabilities	129,731	126,727
Commitments and contingencies	—	—
Shareholders’ equity:
Class A Common Stock, $.10 par value, 20,000,000 shares authorized, 5,121,752 shares issued and outstanding in 2003 and 2002	512	512
Class B Common Stock, $.10 par value, 7,000,000 shares authorized, 2,456,981 shares issued and outstanding in 2003 and 2002	246	246
Additional paid-in capital	10,852	10,852
Notes receivable from sale of Common Stock	(1,356)	(1,682)
Retained earnings	41,262	39,600

Total shareholders’ equity	51,516	49,528

Total liabilities and shareholders’ equity	$181,247	$176,255

(1)	Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$67,669	$58,263
Cost of sales	56,764	47,314

Gross profit	10,905	10,949
Selling, general and administrative expenses	6,668	7,194

Operating income	4,237	3,755
Net interest expense	1,490	1,886

Income before provision for income taxes	2,747	1,869
Provision for income taxes	1,085	712

Net income	$1,662	$1,157

Earnings per share
Basic and Diluted:
Net income	$0.22	$0.15

Weighted average number of shares used in computing earnings per share (in thousands):
Basic	7,579	7,540
Diluted	7,618	7,551

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Cash Flows From Operating Activities
Net income	$1,662	$1,157
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	2,881	2,899
Loss on disposal of assets	—	139
Loan fee and other amortization	249	76
Interest receivable from shareholder loans	(6)	(18)
Deferred income taxes	267	(148)
Changes in operating assets and liabilities:
Accounts receivable	(7,780)	(2,429)
Inventory	302	(1,429)
Other current assets	2,459	1,632
Accounts payable and accrued expenses	(1,910)	(614)
Other current liabilities	1,039	—
Other assets and liabilities	(541)	24

Net cash (used for) provided by operating activities	(1,378)	1,289

Cash Flows From Investing Activities
Capital expenditures	(2,110)	(3,075)

Net cash used for investing activities	(2,110)	(3,075)

Cash Flows From Financing Activities
Net borrowings under revolving credit agreements	4,550	2,500
Payments on long-term debt	(1,002)	(1,609)
Payments on notes receivable from shareholders	332	96
Proceeds from exercise of stock options	—	20

Net cash provided by financing activities	3,880	1,007

Net increase (decrease) in cash and cash equivalents	392	(779)
Cash and cash equivalents at beginning of period	1,225	937

Cash and cash equivalents at end of period	$1,617	$158

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2002.

Note 2. Inventories

     The components of inventory consist of the following:

	March 31,	December 31,
(in thousands)	2003	2002

Raw Materials	$12,943	$11,559
Work in Process	203	190
Finished Products	8,510	10,209

Total	$21,656	$21,958

Note 3. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months
	Ended March 31,
(in thousands, except per share data)	2003	2002

Basic earnings per common share:
Net income	$1,662	$1,157

Weighted-average shares outstanding	7,579	7,540
Basic earnings per common share	$0.22	$0.15

Diluted earnings per common share:
Net income	$1,662	$1,157

Weighted-average shares outstanding	7,579	7,540
Add – dilutive stock options	39	11

Weighted-average common shares outstanding plus potential dilutive common shares	7,618	7,551

Diluted earnings per share	$0.22	$0.15

Note 4. Stock-based Compensation

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option on the measurement date, which is typically the date of grant. In accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has provided the pro forma disclosures of the effect on net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 and had been applied in measuring compensation expense for all periods presented.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2003	2002

Net income:
As reported	$1,662	$1,157
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(44)

Pro forma	$1,626	$1,113

Basic earnings per share:
As reported	$0.22	$0.15
Pro forma	$0.21	$0.15
Diluted earnings per share:
As reported	$0.22	$0.15
Pro forma	$0.21	$0.15

Note 5. Segment Information

     The Company has two operating segments: Atlantis Plastic Films and Atlantis Molded Products. Information related to such segments is as follows:

	Three Months Ended March 31, 2003

	Atlantis	Atlantis
	Plastics	Molded
(in thousands)	Films	Products	Corporate		Consolidated

Net sales	$46,090	$21,579	—		$67,669
Operating income	2,971	1,266	—		4,237
Identifiable assets	104,983	68,399	$7,865	(1)	181,247
Capital expenditures	387	1,527	196		2,110
Depreciation and amortization	1,701	1,156	273		3,130

	Three Months Ended March 31, 2002

	Atlantis	Atlantis
	Plastics	Molded
(in thousands)	Films	Products	Corporate		Consolidated

Net sales	$37,747	$20,516	—		$58,263
Operating income	1,849	1,906	—		3,755
Identifiable assets	98,241	63,377	$9,417	(1)	171,035
Capital expenditures	1,036	1,416	623		3,075
Depreciation and amortization	1,521	1,048	406		2,975

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 6. New Accounting Standards

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The Company will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and related interpretations; however, the Company has adopted the disclosure provisions of SFAS 148 in the current year. (See Note 4).

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. The Company has adopted FIN 45 and, as the Company does not enter into significant guarantees on a routine basis, the pronouncement did not have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003, and does not expect the pronouncement to have a material impact on its consolidated financial statements.

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

     Plastic Films, which accounted for approximately 66% of our net sales in 2002, is a leading manufacturer of specialty plastic films. We believe Plastic Films is the second largest producer of stretch films for industrial applications in the United States. The Plastic Films segment is comprised of three operating divisions: (1) Stretch Films, (2) Custom Films, and (3) Institutional Products. Stretch Films produces high-quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications. Custom Films produces customized monolayer and multilayer specialty plastic films used as industrial and protective packaging, and as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as tablecovers, gloves and aprons, which are used primarily in institutional foodservice.

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

     Selected income statement data for the quarterly periods ended March 31, 2002 through March 31, 2003 are as follows:

	2003	2002

($ in millions)	3/31	12/31	9/30	6/30	3/31

NET SALES
Plastic Films	$46.1	$39.3	$43.5	$44.4	$37.8
Molded Products	21.6	20.7	19.7	22.7	20.5

Total	$67.7	$60.0	$63.2	$67.1	$58.3
GROSS MARGIN
Plastic Films	16%	12%	14%	16%	18%
Molded Products	16%	16%	18%	19%	21%

Total	16%	13%	15%	17%	19%
OPERATING MARGIN
Plastic Films	6%	0%	3%	5%	5%
Molded Products	6%	4%	8%	8%	9%

Total	6%	2%	4%	6%	6%
NET INTEREST EXPENSE	$1.5	$1.9	$2.0	$1.8	$1.9

Results of Operations

Net Sales

     Net sales for the quarter ended March 31, 2003 increased 16% to $67.7 million, compared to $58.3 million for the quarter ended March 31, 2002, primarily due to an increase in sales in our Plastic Films segment.

     The Plastics Films segment’s volume (measured in pounds) for the quarter ended March 31, 2003 increased 5% from the quarter ended March 31, 2002. Net sales of the Plastic Films segment (measured in dollars) for the quarter ended March 31, 2003 increased 22% from the quarter ended March 31, 2002 due to volume increases as well as increases in average selling prices due to the pass through of higher resin prices.

     Net sales for the Molded Products segment (measured in dollars) for the quarter ended March 31, 2003 increased 5% from the quarter ended March 31, 2002. The increase is primarily attributable to the sales volumes generated by the Rio Grande acquisition completed during the fourth quarter of fiscal 2002. Excluding the impact of the acquisition, net sales declined 6% due to weak market conditions in the automotive, appliance, and building construction sectors.

Gross Margin and Operating Margin

     Gross margin and operating margin for the quarter ended March 31, 2003 were 16% and 6%, respectively, compared with 19% and 6%, respectively, for the quarter ended March 31, 2002. The decline in gross margin is primarily due to the increase in raw material costs, mainly resin, compared to the prior year.

     In the Plastic Films segment, gross margin decreased to 16% for the quarter ended March 31, 2003 from 18% for the quarter ended March 31, 2002. The decline in gross margin can be attributed to higher raw material costs compared to the prior year that were not passed through to customers. Operating margin increased to 6% for the quarter ended March 31, 2003 from 5% in the quarter ended March 31, 2002 due to cost reduction initiatives.

     In the Molded Products segment, gross margin and operating margin declined to 16% and 6%, respectively, in the quarter ended March 31, 2003, from 21% and 9%, respectively, in the quarter ended March 31, 2002. The decline was a result of continued weakness experienced in the automotive, appliance, and building construction sectors. Additional integration costs associated with the Rio Grande acquisition completed in the fourth quarter of fiscal 2002 also contributed to the decline in operating margin.

Selling, General, and Administrative Expense

     Selling, general, and administrative expense decreased to $6.7 million for the quarter ended March 31, 2003 from $7.2 million for the quarter ended March 31, 2002. Selling, general, and administrative expenses as a percentage of net sales decreased to 10% for the quarter ended March 31, 2003, compared to 12% for the quarter ended March 31, 2002. The decrease is primarily the result of decreases in incentive compensation costs.

Net Interest Expense

     Net interest expense for the quarter ended March 31, 2003 decreased to $1.5 million, compared to $1.9 million for the quarter ended March 31, 2002. The decline was due to a decrease in average interest rates primarily as a result of the debt refinancing completed in the fourth quarter of 2002.

Operating and Net Income

     As a result of the factors described above, operating income increased to $4.2 million during the quarter ended March 31, 2003, compared to $3.8 million for the quarter ended March 31, 2002. Operating income as a percentage of net sales was 6% during the first quarter of fiscal 2003 and 2002. Net income and basic and diluted earnings per share for the quarter ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
	March 31,
	2003	2002

Net income	$1.7 million	$1.2 million
Basic earnings per share	$0.22	$0.15
Diluted earnings per share	$0.22	$0.15

Liquidity and Capital Resources

     At March 31, 2003, we had approximately $92.5 million of outstanding indebtedness, approximately $1.6 million in cash and cash equivalents, and an additional $12.8 million of unused availability under our revolving credit facility, net of outstanding letters of credit of approximately $1.8 million. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Presently, we do not have any material commitments for future capital expenditures.

     Our high debt level presents substantial risks and could have negative consequences. For example, it could (1) require us to dedicate a substantial portion of our cash flow from operations to the repayment of debt, limiting the availability of cash for other purposes; (2) increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer shortfalls in net sales; (3) hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade equipment or facilities; and (4) limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.

     In the event that our cash flow from operations is not sufficient to fund our expenditures or to service our indebtedness, we would be required to raise additional funds through the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for us to meet our obligations. Moreover, even if we were able to meet our obligations, our highly leveraged capital structure could significantly limit our ability to finance our expansion program and other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.

Cash Flows from Operating Activities

     For the quarter ended March 31, 2003, net cash used for operating activities was $1.4 million compared to net cash provided by operating activities of $1.3 million for the quarter ended March 31, 2002. The difference between net income of $1.7 million and the $1.4 million use of operating cash flow for the quarter ended March 31, 2003 is predominantly attributable to approximately $2.9 million of depreciation and amortization expense and a $2.5 million decrease in other current assets resulting primarily from the receipt of resin rebates, offset by an approximately $7.8 million increase in accounts receivable due to increased net sales and a net $0.9 million decrease in current liabilities.

Cash Flows from Investing Activities

     Net cash used for investing activities decreased to $2.1 million in the quarter ended March 31, 2003, compared to $3.1 million for the quarter ended March 31, 2002 and consisted of capital expenditures (net of dispositions).

Cash Flows from Financing Activities

     Net cash provided by financing activities for the quarter ended March 31, 2003 was $3.9 million, compared with net cash provided by financing activities of $1.0 million for the quarter ended March 31, 2002. Net cash provided by financing activities for the quarter ended March 31, 2003 reflects net borrowings of $4.6 million under the revolving credit agreements and the receipt of approximately $0.3 million in interest due from shareholder notes, partially offset by approximately $1.0 million in payments on long-term debt.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). We will continue to account for our stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and related interpretations; however, we have adopted the disclosure provisions of SFAS 148 in the current year. (See Note 4).

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. We have adopted FIN 45 and, as we do not enter into significant guarantees on a routine basis, the pronouncement did not have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. We adopted SFAS 145 as of January 1, 2003, and do not expect the pronouncement to have a material impact on the consolidated financial statements.

Note Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made from time to time, in press releases, annual or quarterly reports to shareholders, filings with the Securities Exchange Commission, presentations or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

     Forward-looking statements may include, but are not limited to, projections of net sales, income or losses, or capital expenditures; plans for future operations; financing needs or plans; compliance with financial covenants in loan agreements; plans for liquidation or sale of assets or businesses; plans relating to our products or services; assessments of materiality; predictions of future events; the ability to obtain additional financing; our ability to meet obligations as they become due; the impact of pending and possible litigation; as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, the impact of leverage, dependence on major customers, fluctuating demand for our products, risks in product and technology development, fluctuating resin prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in our filings with the Securities and Exchange Commission, some of which cannot be predicted or quantified based on current expectations.

     Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We do not undertake an obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of certain market risks related to the Company, see the Quantitative and Qualitative Disclosures about Market Risk section in the Company’s Form 10-K for the fiscal year ended December 31, 2002. There have been no significant developments with respect to market risk.

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

(B)  REPORTS ON FORM 8-K

Press Release of Atlantis Plastics, Inc. dated April 28, 2003 reporting the Company’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: May 14, 2003	By:	/s/ Anthony F. Bova

ANTHONY F. BOVA President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ Paul G. Saari

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Paul G. Saari

PAUL G. SAARI Senior Vice President, Finance and Chief Financial Officer