Form 10-Q
period 2003-06-30
ATLANTIS PLASTICS INC
filed 2003-08-13
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Class A Common Stock, $.10 par value	5,164,842
Class B Common Stock, $.10 par value	2,456,981

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

Part 1. Financial Information

Item 1. Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2003(1)	2002

ASSETS
Cash and cash equivalents	$2,552	$1,225
Accounts receivable, net of allowances of $1,097 and $915, respectively	33,038	26,733
Inventories	20,762	21,958
Other current assets	2,029	6,155
Deferred income tax assets	3,398	3,421

Total current assets	61,779	59,492
Property and equipment, net	63,530	65,140
Goodwill	47,212	47,212
Other assets	4,844	4,411

Total assets	$177,365	$176,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$24,184	$26,076
Current portion of long-term debt	4,775	4,013
Other current liabilities	1,881	203

Total current liabilities	30,840	30,292
Long-term debt, less current portion	83,025	84,891
Deferred income tax liabilities	10,724	11,544
Other liabilities	77	—

Total liabilities	124,666	126,727
Commitments and contingencies	—	—
Shareholders’ equity:
Class A Common Stock, $.10 par value, 20,000,000 shares authorized, 5,164,842 and 5,121,752 shares issued and outstanding in 2003 and 2002	516	512
Class B Common Stock, $.10 par value, 7,000,000 shares authorized, 2,456,981 shares issued and outstanding in 2003 and 2002	246	246
Additional paid-in capital	11,091	10,852
Notes receivable from sale of Common Stock	(1,371)	(1,682)
Retained earnings	42,217	39,600

Total shareholders’ equity	52,699	49,528

Total liabilities and shareholders’ equity	$177,365	$176,255

(1)	Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$67,207	$67,117	$134,876	$125,380
Cost of sales	57,111	55,556	113,875	102,870

Gross profit	10,096	11,561	21,001	22,510
Selling, general and administrative expenses	7,306	7,548	13,974	14,742

Operating income	2,790	4,013	7,027	7,768
Net interest expense	1,279	1,844	2,769	3,730

Income before provision for income taxes	1,511	2,169	4,258	4,038
Provision for income taxes	556	822	1,641	1,534

Net income	$955	$1,347	$2,617	$2,504

Earnings per share:
Basic	$0.13	$0.18	$0.34	$0.33
Diluted	$0.12	$0.18	$0.34	$0.33
Weighted average number of shares used in computing basic earnings per share (in thousands)
Basic	7,596	7,579	7,587	7,560
Diluted	7,699	7,589	7,659	7,570

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows From Operating Activities
Net income	$2,617	$2,504
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and other amortization	5,840	5,856
Loan fee amortization	478	160
Loss on disposal of assets	—	199
Interest receivable from shareholder loans	(21)	(37)
Deferred income taxes	(802)	(343)
Changes in operating assets and liabilities:
Accounts receivable	(6,305)	(4,054)
Inventories	1,196	(3,638)
Other current assets	3,637	1,034
Accounts payable and accrued expenses	(1,892)	2,893
Other current liabilities	1,678	—
Other assets and liabilities	(338)	1,493

Cash provided by operating activities	6,088	6,067

Cash Flows From Investing Activities
Capital expenditures	(4,232)	(5,093)

Cash used for investing activities	(4,232)	(5,093)

Cash Flows From Financing Activities
Net borrowings under revolving credit agreements	1,450	1,000
Payments on long-term debt	(2,554)	(2,363)
Proceeds on notes receivable from shareholders	332	96
Proceeds from exercises of stock options	243	20

Cash used for financing activities	(529)	(1,247)

Increase (decrease) in cash and cash equivalents	1,327	(273)
Cash and cash equivalents at beginning of period	1,225	937

Cash and cash equivalents at end of period	$2,552	$664

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Note 2. Inventories

     The components of inventory consist of the following:

	June 30,	December 31,
(In thousands)	2003	2002

Raw Materials	$10,976	$11,559
Work in Process	213	190
Finished Products	9,573	10,209

	$20,762	$21,958

Note 3. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Net income	$955	$1,347	$2,617	$2,504
Weighted average shares outstanding – basic	7,596	7,579	7,587	7,560
Net effect of dilutive stock options – based on treasury stock method	103	10	72	10

Weighted average shares outstanding – diluted	7,699	7,589	7,659	7,570
Earnings per share – basic	$0.13	$0.18	$0.34	$0.33
Earnings per share – diluted	$0.12	$0.18	$0.34	$0.33

Note 4. Stock-based Employee Compensation

     The Company measures compensation expense for its employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option on the measurement date, which is typically the date of grant. In accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has provided the pro forma disclosures of the effect on net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 and had been applied in measuring compensation expense for all periods presented.

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

     For pro forma disclosure purposes, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Net income:
As reported	$955	$1,347	$2,617	$2,504
Add:
Employee stock option expense included in reported net income, net of related income tax effects	—	—	—	—
Less:
Total employee stock option expense determined under fair value based method for all awards, net of related income tax effects	(30)	(39)	(66)	(83)

Pro forma	$925	$1,308	$2,551	$2,421
Basic earnings per share:
As reported	$0.13	$0.18	$0.34	$0.33
Pro forma	$0.12	$0.17	$0.34	$0.32
Diluted earnings per share:
As reported	$0.12	$0.18	$0.34	$0.33
Pro forma	$0.12	$0.17	$0.33	$0.32

Note 5. Segment Information

     Beginning with the quarter ended June 30, 2003, the Company has revised its segment disclosures to report Injection Molding and Profile Extrusion, the two divisions previously comprising Molded Products, as separate segments. Previously reported segment information has been restated to reflect the composition of the Company’s three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

	Six Months Ended June 30, 2003

	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated

Net sales	$87,456	$37,247	$10,173	$—		$134,876
Operating income	3,901	1,685	1,441	—		7,027
Identifiable assets	99,305	45,871	22,813	9,376	(1)	177,365
Capital expenditures	1,142	2,669	317	104		4,232
Depreciation and amortization	3,032	1,765	475	1,046		6,318

	Six Months Ended June 30, 2002

	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated

Net sales	$82,154	$32,159	$11,067	$—		$125,380
Operating income	3,969	1,939	1,860	—		7,768
Identifiable assets	99,980	43,714	21,658	$9,777	(1)	175,129
Capital expenditures	1,839	2,057	438	759		5,093
Depreciation and amortization	3,066	1,652	447	851		6,016

(1)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 6. New Accounting Standards

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement changes the classification of certain financial instruments from equity to a liability. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of SFAS 150 as of July 1, 2003. Since the Company does not currently maintain any of the above-mentioned financial instruments, the adoption of this statement will not have a material impact on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after June 30, 2003. As the Company does not currently enter into derivative instruments or hedging activities, adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company has adopted the provisions of FIN 46, and the pronouncement did not have a material effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), amending SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The Company will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and related interpretations; however, the Company has adopted the disclosure provisions of SFAS 148 in the current year. (See Note 4).

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. The Company has adopted FIN 45 and, as the Company does not enter into significant guarantees on a routine basis, the interpretation did not have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003, and does not expect the pronouncement to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

Overview

     Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, manufactures specialty and custom plastic products in 14 manufacturing plants located throughout the United States. We operate through three operating business segments: Plastic Films, Injection Molding, and Profile Extrusion, each of which holds leading positions in their respective markets.

     Plastic Films is a leading manufacturer of specialty plastic films. We believe Plastic Films is one of the three largest producers of stretch films for industrial applications in the United States. The Plastic Films segment is comprised of three operating divisions: (1) Stretch Films, (2) Custom Films, and (3) Institutional Products. Stretch Films produces high-quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications. Custom Films produces customized monolayer and multilayer specialty plastic films used as industrial and protective packaging, and as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as tablecovers, gloves and aprons, which are used primarily in institutional foodservice.

     Injection Molding is a leading manufacturer of custom injection molded products for the production of appliance and automotive parts. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers, or OEMs, in the home appliance, automotive parts, and construction industries. In addition, the Injection Molding division manufactures a line of proprietary injection molded siding panels for the home building industry and residential remodeling market.

     Profile Extrusion is a leading manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances.

     Beginning with the quarter ended June 30, 2003, we revised our segment disclosures to report Injection Molding and Profile Extrusion, the two divisions previously comprising Molded Products, as separate segments. Previously reported segment information has been restated to reflect the composition of our three segments.

     Selected income statement data for the quarterly periods ended March 31, 2002 through June 30, 2003 are as follows:

	2003		2002

($ in millions)	Q2	Q1	Q4	Q3	Q2	Q1

NET SALES
Plastic Films	$41.4	$46.1	$39.3	$43.5	$44.4	$37.8
Injection Molding	20.5	16.8	15.7	14.0	16.9	15.2
Profile Extrusion	5.3	4.8	5.0	5.7	5.8	5.3

Total	$67.2	$67.7	$60.0	$63.2	$67.1	$58.3
GROSS MARGIN
Plastic Films	14%	16%	12%	14%	16%	18%
Injection Molding	14%	13%	13%	15%	16%	18%
Profile Extrusion	26%	25%	23%	26%	28%	29%

Total	15%	16%	13%	15%	17%	19%
OPERATING MARGIN
Plastic Films	2%	6%	0%	3%	5%	5%
Injection Molding	5%	4%	2%	5%	5%	7%
Profile Extrusion	14%	14%	11%	13%	17%	17%

Total	4%	6%	2%	4%	6%	6%
NET INTEREST EXPENSE	$1.3	$1.5	$1.9	$2.0	$1.8	$1.9

Results of Operations

Net Sales

     Net sales for the quarter and six months ended June 30, 2003 were $67.2 million and $134.9 million, respectively, compared to $67.1 million and $125.4 million, respectively, for the comparable periods in 2002.

     Net sales in our Plastic Films segment for the quarter ended June 30, 2003 decreased 7% compared to the quarter ended June 30, 2002, while net sales for the six months ended June 30, 2003 increased 6% over the same period last year. Average selling prices were higher in both the quarter and six months ended June 30, 2003 due to price increases resulting from higher resin prices compared to the comparable periods in 2002. However, sales volume (measured in pounds) for the quarter and six months ended June 30, 2003 decreased 29% and 13%, respectively, compared to the quarter and six months ended June 30, 2002.

     Net sales for the Injection Molding segment increased 21% and 16%, respectively, compared to the quarter and six months ended June 30, 2002. Excluding the impact of the Rio Grande acquisition completed in the fourth quarter of 2002, sales increased approximately 8% for the quarter and approximately 2% for the six months ended June 30, 2003. The increase is primarily attributable to growth in our building products segment, partially offset by weak market conditions in the automotive and appliance sectors.

     Net sales for our Profile Extrusion segment decreased 9% for the quarter and six months ended June 30, 2003 as compared to the prior year. The decrease is a result of weak market conditions in the manufactured housing and office furniture sectors.

Gross Margin and Operating Margin

     Gross margin for the quarter and six months ended June 30, 2003 was 15% and 16%, respectively, compared with 17% and 18%, respectively, for the quarter and six months ended June 30, 2002. Operating margins were 4% and 5%, respectively, for the quarter and six months ended June 30, 2003, compared to 6% for the quarter and six months ended June 30, 2002. The declines in gross margins and operating margins are primarily due to the increase in raw material costs, mainly resin, compared to the prior year.

     In the Plastic Films segment, gross margin and operating margins decreased to 14% and 2%, respectively, for the quarter ended June 30, 2003, from 16% and 5%, respectively, for the quarter ended June 30, 2002. For the six months ended June 30, 2003, gross margins and operating margins declined to 15% and 4%, respectively, from 17% and 5%, respectively, for the six months ended June 30, 2002. The declines in gross margins and operating margins in 2003 can be attributed to the lower sales volumes compared to the quarter and six months ended June 30, 2002. The overall resin market has continued to be particularly volatile in the first half of 2003. The Company estimates it has experienced an approximate 35% increase in resin prices in the first half of 2003 when compared to prices in the first half of 2002.

     In the Injection Molding segment, gross margin declined to 14% for the quarter ended June 30, 2003 from 16% in the same quarter last year. Operating margin remained flat at 5% for both the quarter ended June 30, 2003 and June 30, 2002. For the six months ended June 30, 2003, gross margins and operating margins were 14% and 5%, respectively, compared to 17% and 6%, respectively, for the six months ended June 30, 2002. The decline in gross margin was primarily a result of continued weakness experienced in the automotive and appliance sectors and higher than expected costs on new product launches.

     In the Profile Extrusion segment, gross margin and operating margin declined to 26% and 14% respectively, in the quarter ended June 30, 2003, from 28% and 17% respectively, in the quarter ended June 30, 2002. For the six months ended June 30, 2003, gross margins and operating margins were 25% and 14%, respectively, compared to 29% and 17%, respectively, for the six months ended June 30, 2002. The decline was primarily a result of continued weakness experienced in the manufactured housing and office furniture sectors as well as raw material price increases which were not fully passed through to customers.

Selling, General, and Administrative Expense

     The Company’s selling, general, and administrative expense decreased to $7.3 million and $14.0 million, respectively, for the quarter and six months ended June 30, 2003 from $7.5 million and $14.7 million, respectively, for the quarter and six months ended June 30, 2002. The decrease is primarily attributable to company-wide cost cutting initiatives, including decreases in salaries, and a reduction in incentive compensation and consulting fees.

Net Interest Expense

     Net interest expense for the quarter and six months ended June 30, 2003 decreased to $1.3 million and $2.8 million, respectively, compared to $1.8 million and $3.7 million, respectively, for the quarter and six months ended June 30, 2002. The decline is primarily attributable to lower interest rates during the three and six months ended June 30, 2003 than in the prior year. Total debt decreased to $87.8 million at June 30, 2003 from $88.9 million at December 31, 2002.

Operating and Net Income

     As a result of the factors described above, operating income decreased to $2.8 million, or 4% of net sales, during the quarter ended June 30, 2003, compared to $4.0 million, or 6% of net sales, for the quarter ended June 30, 2002. For the six months ended June 30, 2003 operating income decreased to $7.0 million, or 5% of net sales, compared to $7.8 million, or 6% of net sales.

     Net income and basic and diluted earnings per share for the quarter and six months ended June 30, 2003 and 2002 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Net income	$955	$1,347	$2,617	$2,504
Earnings per share – basic	$0.13	$0.18	$0.34	$0.33
Earnings per share – diluted	$0.12	$0.18	$0.34	$0.33

Liquidity and Capital Resources

     At June 30, 2003, we had approximately $87.8 million of outstanding indebtedness, approximately $2.6 million in cash and cash equivalents, and an additional $18.7 million of unused availability under our senior secured credit facility, net of outstanding letters of credit of approximately $1.6 million. On July 18, 2003, we entered into an amendment to our senior secured credit facility to provide less stringent EBITDA (earnings before interest, taxes, depreciation and amortization) covenants. We believe we will be able to comply with the revised covenants for at least the next 12 months. Substantially all of our accounts receivable, inventories, and property and equipment are pledged as collateral under our senior secured credit facility. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Presently, we do not have any material commitments for future capital expenditures.

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

Cash Flows from Operating Activities

     For the six months ended June 30, 2003 and June 30, 2002, net cash provided by operating activities was $6.1 million. The difference between net income of $2.6 million and the $6.1 million provided by operating cash flow for the six months ended June 30, 2003 is predominantly attributable to approximately $6.3 million of depreciation and amortization expense and a $3.6 million decrease in other current assets resulting primarily from the receipt of resin rebates, offset by an approximately $6.3 million increase in accounts receivable due to increased net sales.

Cash Flows from Investing Activities

     Net cash used for investing activities decreased to $4.2 million in the six months ended June 30, 2003, compared to $5.1 million for the six months ended June 30, 2002 and consisted of capital expenditures (net of dispositions).

Cash Flows from Financing Activities

     Net cash used for financing activities for the six months ended June 30, 2003 was $0.5 million, compared with net cash used for financing activities of $1.2 million for the six months ended June 30, 2002. Net cash used for financing activities for the six months ended June 30, 2003 reflects net repayments of debt in the amount of $1.1 million offset by the receipt of approximately $0.3 million in receipts from shareholder notes and $0.2 million for proceeds from the exercise of stock options.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement changes the classification of certain financial instruments from equity to a liability. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the provisions of SFAS 150 as of July 1, 2003. Since we do not currently maintain any of the above-mentioned financial instruments, the adoption of this statement will not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. We will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after June 30, 2003. As we do not currently enter into derivative instruments or hedging activities, the adoption of this statement will not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. We are required to adopt this interpretation no later than July 1, 2003 for any VIEs in which we holds a variable interest that we acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We have adopted the provisions of FIN 46, and the pronouncement did not have a material impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), amending SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). We will continue to account for our stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and related interpretations; however, we have adopted the disclosure provisions of SFAS 148 in the current year. (See Note 4).

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. We have adopted FIN 45 and, as we do not enter into significant guarantees on a routine basis, the interpretation did not have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. We adopted SFAS 145 as of January 1, 2003, and do not expect the pronouncement to have a material impact on the consolidated financial statements.

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

Part II. Other Information

Item 1. Legal Proceedings

     The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 4. Submission of Matters to a Vote of Security-Holders

(A)	The Registrant held its Annual Meeting of Shareholders on June 3, 2003.

(B)	Not required

(C)	The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows.

Election of Directors:

				Broker
Name	For	Against	Abstain	Non-Votes

CLASS A
Charles D. Murphy, III	4,663,457	14,896	-0-	-0-
Chester B. Vanatta	4,663,532	14,821	-0-	-0-
CLASS B
Cesar L. Alvarez	2,015,310	-0-	-0-	-0-
Anthony F. Bova	2,015,310	-0-	-0-	-0-
Phillip T. George, M.D.	2,015,310	-0-	-0-	-0-
Larry D, Horner	2,015,310	-0-	-0-	-0-
Earl W. Powell	2,015,310	-0-	-0-	-0-
Jay Shuster	2,015,310	-0-	-0-	-0-

(D)	Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A)	EXHIBITS

10.1	Amendment No. 1 to Credit Agreement dated July 18, 2003 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. and General Electric Capital Corporation and CIBC World Markets Corp. and other financial institutions as a party thereto.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	REPORTS ON FORM 8-K

Press Release of Atlantis Plastics, Inc. dated April 28, 2003 reporting the Company’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: August 13, 2003	By:	/s/ Anthony F. Bova ANTHONY F. BOVA President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Paul G. Saari PAUL G. SAARI Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

10.1	Amendment No. 1 to Credit Agreement dated July 18, 2003 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. and General Electric Capital Corporation and CIBC World Markets Corp. and other financial institutions as a party thereto.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.