Form 10-Q
period 2003-09-30
ATLANTIS PLASTICS INC
filed 2003-11-12
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [  ]  No  [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Class A Common Stock, $.10 par value	5,164,842
Class B Common Stock, $.10 par value	2,456,981

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

Part 1. Financial Information

Item 1. Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$76,640	$63,173	$211,516	$188,554
Cost of sales	64,433	53,678	178,308	156,548

Gross profit	12,207	9,495	33,208	32,006
Selling, general and administrative expenses	6,776	6,844	20,750	21,586

Operating income	5,431	2,651	12,458	10,420
Net interest expense	1,411	1,951	4,180	5,684

Income before provision for income taxes	4,020	700	8,278	4,736
Provision for income taxes	1,545	267	3,186	1,800

Net income	$2,475	$433	$5,092	$2,936

Earnings per share:
Basic	$0.32	$0.06	$0.67	$0.39
Diluted	$0.32	$0.06	$0.66	$0.39
Weighted average number of shares used in computing earnings per share (in thousands):
Basic	7,622	7,579	7,599	7,566
Diluted	7,782	7,585	7,700	7,575

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2003(1)	2002

ASSETS
Cash and cash equivalents	$379	$1,225
Accounts receivable, net of allowances of $983 and $915, respectively	37,830	26,733
Inventories	19,304	21,958
Other current assets	2,576	6,155
Deferred income tax assets	3,386	3,421

Total current assets	63,475	59,492
Property and equipment, net	61,745	65,140
Goodwill, net of accumulated amortization	47,212	47,212
Other assets	4,724	4,411

Total assets	$177,156	$176,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$22,563	$26,076
Current portion of long-term debt	5,213	4,013
Other current liabilities	2,914	203

Total current liabilities	30,690	30,292
Long-term debt, less current portion	80,562	84,891
Deferred income tax liabilities	10,677	11,544
Other liabilities	67	—

Total liabilities	121,996	126,727
Commitments and contingencies	—	—
Shareholders’ equity:
Class A Common Stock, $.10 par value, 20,000,000 shares authorized, 5,164,842 and 5,121,752 shares issued and outstanding in 2003 and 2002	516	512
Class B Common Stock, $.10 par value, 7,000,000 shares authorized, 2,456,981 shares issued and outstanding in 2003 and 2002	246	246
Additional paid-in capital	11,091	10,852
Notes receivable from sale of common stock	(1,385)	(1,682)
Retained earnings	44,692	39,600

Total shareholders’ equity	55,160	49,528

Total liabilities and shareholders’ equity	$177,156	$176,255

(1) Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Operating Activities
Net income	$5,092	$2,936
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and other amortization	8,824	8,786
Loan fee amortization	756	258
Loss on disposal of assets	—	138
Interest receivable from shareholder loans	(35)	(51)
Deferred income taxes	(769)	(732)
Changes in operating assets and liabilities:
Accounts receivable	(11,097)	(1,216)
Inventories	2,654	(5,480)
Other current assets	2,836	1,918
Accounts payable and accrued expenses	(3,513)	(946)
Other current liabilities	2,711	—
Other assets and liabilities	(304)	15

Cash provided by operating activities	7,155	5,626

Investing Activities
Capital expenditures	(5,447)	(6,765)
Proceeds from asset dispositions	—	1,642

Cash used for investing activities	(5,447)	(5,123)

Financing Activities
Net borrowings under revolving credit agreements	400	2,500
Payments on long-term debt	(3,529)	(3,055)
Proceeds on notes receivable from shareholders	332	96
Proceeds from exercises of stock options	243	20

Cash used for financing activities	(2,554)	(439)

(Decrease) increase in cash and cash equivalents	(846)	64
Cash and cash equivalents at beginning of period	1,225	937

Cash and cash equivalents at end of period	$379	$1,001

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Note 2. Inventories

     The components of inventory consist of the following:

	September 30,	December 31,
(In thousands)	2003	2002

Raw Materials	$10,826	$11,559
Work in Process	216	190
Finished Products	8,262	10,209

	$19,304	$21,958

Note 3. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net income	$2,475	$433	$5,092	$2,936
Weighted average shares outstanding – basic	7,622	7,579	7,599	7,566
Net effect of dilutive stock options – based
On treasury stock method	160	6	101	9

Weighted average shares outstanding – diluted	7,782	7,585	7,700	7,575
Earnings per share – basic	$0.32	$0.06	$0.67	$0.39
Earnings per share – diluted	$0.32	$0.06	$0.66	$0.39

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

     For pro forma disclosure purposes, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net income:
As reported	$2,475	$433	$5,092	$2,936
Add: Employee stock option expense included in reported net income, net of related income tax effects	—	—	—	—
Less: Total employee stock option expense determined under fair value based method for all awards, net of related income tax effects	(30)	(36)	(97)	(119)

Pro forma	$2,445	$397	$4,995	$2,817

Basic earnings per share:
As reported	$0.32	$0.06	$0.67	$0.39
Pro forma	$0.32	$0.05	$0.66	$0.37
Diluted earnings per share:
As reported	$0.32	$0.06	$0.66	$0.39
Pro forma	$0.31	$0.05	$0.65	$0.37

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

	Nine Months Ended September 30, 2003

	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated

Net sales	$136,598	$58,888	$16,030	$—		$211,516
Operating income	7,025	3,098	2,335	—		12,458
Identifiable assets	95,507	46,745	23,117	11,787	(1)	177,156
Capital expenditures	1,632	3,114	574	127		5,447
Depreciation and amortization	4,548	2,681	735	1,616		9,580

	Nine Months Ended September 30, 2002

	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated

Net sales	$125,627	$46,205	$16,722	$—		$188,554
Operating income	5,145	2,665	2,610	—		10,420
Identifiable assets	96,405	42,831	21,115	$10,153	(1)	170,504
Capital expenditures	2,261	2,944	721	839		6,765
Depreciation and amortization	4,592	2,510	693	1,249		9,044

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 6. New Accounting Standards

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement changes the classification of certain financial instruments from equity to a liability. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company has adopted the provisions of SFAS 150. Since the Company does not currently maintain any of the above-mentioned financial instruments, the adoption of this statement did not have a material impact on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is generally effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. The Company will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after September 30, 2003. As the Company does not currently enter into derivative instruments or hedging activities, adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This interpretation is required to be adopted for all periods after December 15, 2003 for any VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company will adopt the provisions of FIN 46 during its fourth quarter of 2003; however, as it does not currently hold any VIEs, the adoption of this pronouncement is not expected to have an effect on the Company’s consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. The Company has adopted FIN 45 and, as the Company has not entered into any significant guarantees, the interpretation did not have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002, if any.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003, and the pronouncement did not have a material impact on its consolidated financial statements.

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

     Plastic Films is a manufacturer of specialty plastic films. We believe Plastic Films is one of the three largest producers of stretch films for industrial applications in the United States. Three operating divisions comprise the Plastic Films segment: (1) Stretch Films, (2) Custom Films, and (3) Institutional Products. Stretch Films produces high-quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications. Custom Films produces customized monolayer and multilayer specialty plastic films used as industrial and protective packaging, and as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as tablecovers, gloves and aprons, which are used primarily for institutional foodservice.

     Injection Molding is a manufacturer of both custom and proprietary injection molded products. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers, or OEMs, in the home appliance, and automotive parts industries. Injection Molding also manufactures a line of proprietary injection molded siding panels for the home building industry and residential remodeling market.

     Profile Extrusion is a manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances.

     Beginning with the quarter ended June 30, 2003, we revised our segment disclosures to report Injection Molding and Profile Extrusion, the two divisions previously comprising Molded Products, as separate segments. Previously reported segment information has been restated to reflect the composition of our three segments.

      Selected income statement data for the quarterly periods ended March 31, 2002 through September 30, 2003 are as follows:

	2003			2002

($ in millions)	Q3	Q2	Q1	Q4	Q3	Q2	Q1

NET SALES
Plastic Films	$49.1	$41.4	$46.1	$39.3	$43.5	$44.4	$37.8
Injection Molding	21.6	20.5	16.8	15.7	14.0	16.9	15.2
Profile Extrusion	5.9	5.3	4.8	5.0	5.7	5.8	5.3

Total	$76.6	$67.2	$67.7	$60.0	$63.2	$67.1	$58.3
GROSS PROFIT
Plastic Films	15%	14%	16%	12%	14%	16%	18%
Injection Molding	15%	14%	13%	13%	15%	16%	18%
Profile Extrusion	25%	26%	25%	23%	26%	28%	29%

Total	16%	15%	16%	13%	15%	17%	19%
OPERATING INCOME
Plastic Films	6%	2%	6%	0%	3%	5%	5%
Injection Molding	7%	5%	4%	2%	5%	5%	7%
Profile Extrusion	15%	14%	14%	11%	13%	17%	17%

Total	7%	4%	6%	2%	4%	6%	6%
NET INTEREST EXPENSE	$1.4	$1.3	$1.5	$1.9	$2.0	$1.8	$1.9

Results of Operations

Net Sales

     Net sales for the quarter and nine months ended September 30, 2003 were $76.6 million and $211.5 million, respectively, compared to $63.2 million and $188.6 million, respectively, for the comparable periods in 2002.

     Net sales in our Plastic Films segment for the quarter ended September 30, 2003 increased 13% compared to the quarter ended September 30, 2002, while net sales for the nine months ended September 30, 2003 increased 9% over the prior year comparable period. Average selling prices were higher in both the quarter and nine months ended September 30, 2003 due to price increases resulting from higher resin costs compared to the comparable periods in 2002. For the quarter ended September 30, 2003, sales volume, as measured in pounds, increased 2% compared to the quarter ended September 30, 2002. Sales volume, as measured in pounds, for the nine months ended September 30, 2003 decreased 8% compared to the nine months ended September 30, 2002.

     For the quarter and nine months ended September 30, 2003, net sales for our Injection Molding segment increased 54% and 28%, respectively, compared to the quarter and nine months ended September 30, 2002. Excluding the impact of the Rio Grande acquisition completed in the fourth quarter of 2002, sales increased approximately 39% for the quarter and approximately 13% for the nine months ended September 30, 2003. The increase is primarily attributable to growth in our building products line, and what we believe is increased market share in the OEM appliance industry.

     Net sales for the third quarter of 2003 for our Profile Extrusion segment increased 4% from the third quarter of 2002 and decreased 5% for the nine months ended September 30, 2003 from the comparable period in 2002. This is a result of weak market conditions experienced during the first six months of the year in the manufactured housing and office furniture sectors, followed by partial recoveries in those sectors in the third quarter together with new business that reached the production stage as well as a general improvement in order rates.

Gross Margin and Operating Margin

     Gross margins for the quarter and nine months ended September 30, 2003 were 16% compared with 15% and 17%, respectively, for the quarter and nine months ended September 30, 2002. Operating margins were 7% and 6%, respectively, for the quarter and nine months ended September 30, 2003, compared to 4% and 6%, respectively, for the quarter and nine months ended September 30, 2002. The increase in gross margin for the quarter is a result of higher utilization rates resulting from the increase in sales. The decline in gross margin for the nine months ended September 30, 2003 is primarily due to the increase in raw material costs, mainly resin, compared to the prior year. The increase in operating margin for the quarter is a result of higher operating rates as well as benefits realized from cost-cutting programs.

     In our Plastic Films segment, gross margin and operating margin increased to 15% and 6%, respectively, for the quarter ended September 30, 2003, from 14% and 3%, respectively, for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, gross margin declined to 15% from 16% for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, operating margin increased from 4% to 5% when compared to the nine months ended September 30, 2002. The increase in gross margin for the quarter ended September 30, 2003 is a result of a return to a more normalized customer demand pattern, with sales volume, as measured in pounds, increasing 2% as compared to the quarter ended September 30, 2002. The decline in gross margin for the nine months ended September 30, 2003 can be attributed to higher resin costs compared to the nine months ended September 30, 2002. The increase in operating margins for the quarter and nine months ended September 30, 2003 is a result of our focus on reducing both fixed and variable costs within the Plastic Films segment. The overall resin market has continued to be particularly volatile in the third quarter of 2003. The Company estimates it has experienced an approximate 27% increase in resin prices in the nine months ended September 30, 2003 when compared to resin prices in the nine months ended September 30, 2002.

     In our Injection Molding segment, gross margin remained at 15% for the quarter ended September 30, 2003 when compared to the same quarter last year. Operating margin increased to 7% from 5% for the quarter ended September 30, 2003 when compared to the quarter ended September 30, 2002. For the nine months ended September 30, 2003, gross margins and operating margins were 14% and 5%, respectively, compared to 16% and 6%, respectively, for the nine months ended September 30, 2002. The declines in gross margin and operating margin for the nine months ended September 30, 2003 are primarily a result of continued weakness experienced in the automotive and appliance sectors and higher than expected costs on new product launches, offset somewhat by increases in the proprietary building products line. The increase in operating margin for the quarter ended September 30, 2003 is a result of the increase in sales and utilization rates.

     In the Profile Extrusion segment, gross margin declined to 25% in the quarter ended September 30, 2003, from 26% in the quarter ended September 30, 2002. Operating margin for the quarter ended September 30, 2003 increased to 15% from 13% for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, gross margins and operating margins were 25% and 15%, respectively, compared to 28% and 16%, respectively, for the nine months ended September 30, 2002. The operating results of our Profile Extrusion segment were negatively impacted by unrecovered increases in raw material costs and the weakness in the manufactured housing and office furniture sectors in the first half of the year, followed by a partial recovery in the third quarter in those sectors together with new business and a general improvement in order rates. Our Profile Extrusion segment was able to partially offset the declines in gross margin through cost-cutting initiatives.

Selling, General, and Administrative Expense

     Our selling, general, and administrative expense remained flat at $6.8 million for the quarter ended September 30, 2003 when compared to the quarter ended September 30, 2002. Selling, general, and administrative expense for the nine months ended September 30, 2003 decreased from $21.6 million to $20.8 million when compared to the nine months ended September 30, 2002. This decrease is primarily attributable to company-wide cost cutting initiatives, including a decrease in salary expense, as well as a reduction in incentive compensation and consulting fees.

Net Interest Expense

     Net interest expense for the quarter and nine months ended September 30, 2003 decreased to $1.4 million and $4.2 million, respectively, compared to $2.0 million and $5.7 million, respectively, for the quarter and nine months ended September 30, 2002. The decline is primarily attributable to lower interest rates during the three and nine months ended September 30, 2003 than in the prior year. Total debt decreased to $85.8 million at September 30, 2003 from $88.9 million at December 31, 2002.

Operating and Net Income

     As a result of the factors described above, operating income increased to $5.4 million, or 7% of net sales, during the quarter ended September 30, 2003, compared to $2.7 million, or 4% of net sales, for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 operating income increased to $12.5 million, or 6% of net sales, compared to $10.4 million, or 6% of net sales.

     Net income and basic and diluted earnings per share for the quarter and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net income	$2,475	$433	$5,092	$2,936
Earnings per share – basic	$0.32	$0.06	$0.67	$0.39
Earnings per share – diluted	$0.32	$0.06	$0.66	$0.39

Liquidity and Capital Resources

     At September 30, 2003, we had approximately $85.8 million of outstanding indebtedness, approximately $0.4 million in cash and cash equivalents, and an additional $19.7 million of unused availability under our senior secured credit facility, net of outstanding letters of credit of approximately $1.6 million. Substantially all of our accounts receivable, inventories, and property and equipment are pledged as collateral under our senior secured credit facility. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Presently, we do not have any material commitments for future capital expenditures.

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

     In the event that our cash flow from operations is not sufficient to fund our expenditures or to service our indebtedness, we would be required to raise additional funds through the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for us to meet our obligations. Moreover, even if we were able to meet our obligations, our highly leveraged capital structure could significantly limit our ability to finance any expansion programs in the future or other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.

Cash Flows from Operating Activities

     For the nine months ended September 30, 2003, net cash provided by operating activities was $7.2 million compared with $5.6 million for the nine months ended September 30, 2002. The difference between net income of $5.1 million and the $7.2 million provided by operating cash flow for the nine months ended September 30, 2003 is predominantly attributable to approximately $9.6 million of depreciation and amortization expense, a $2.8 million decrease in other current assets resulting primarily from the receipt of resin rebates, a $2.7 million decrease in inventory, a $2.7 million increase in current liabilities, offset by an approximately $11.1 million increase in accounts receivable due to increased net sales, a $3.5 million decrease in accounts payable and accrued expenses, a $0.8 million decrease in deferred income taxes and a $0.3 million decrease in other assets and liabilities.

Cash Flows from Investing Activities

     Net cash used for investing activities was $5.4 million during the nine months ended September 30, 2003, compared to $5.1 million for the nine months ended September 30, 2002, and consisted of capital expenditures (net of dispositions).

Cash Flows from Financing Activities

     Net cash used for financing activities for the nine months ended September 30, 2003 was $2.6 million, compared with $0.4 million for the nine months ended September 30, 2002. Net cash used for financing activities for the nine months ended September 30, 2003 reflects net repayments of debt in the amount of $3.1 million offset by the receipt of approximately $0.3 million in receipts from shareholder notes and $0.2 million for proceeds from the exercise of stock options.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement changes the classification of certain financial instruments from equity to a liability. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. We have adopted the provisions of SFAS 150. Since we do not currently maintain any of the above-mentioned financial instruments, the adoption of this statement did not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is generally effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. We will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after September 30, 2003. As we do not currently enter into derivative instruments or hedging activities, the adoption of this statement will not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This interpretation is required to be adopted for all periods after December 15, 2003 for any VIEs in which we hold a variable interest that we acquired before February 1, 2003. We will adopt the provisions of FIN 46 during our fourth quarter of 2003; however, as we do not currently hold any VIEs, the adoption of this pronouncement is not expected to have an effect on our consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. We have adopted FIN 45 and, as we have not entered into significant guarantees, the interpretation did not have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002, if any.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. We adopted SFAS 145 as of January 1, 2003, and the pronouncement did not have a material impact on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of certain market risks related to the Company, see the Quantitative and Qualitative Disclosures about Market Risk section in the Company’s Form 10-K for the fiscal year ended December 31, 2002. There have been no significant developments with respect to market risk since December 31, 2002.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Press Release of Atlantis Plastics, Inc. dated August 7, 2003 reporting the Company’s financial results for the first half of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: November 10, 2003	By:	/s/ Anthony F. Bova

ANTHONY F. BOVA
President and Chief Executive Officer

Date: November 10, 2003	By:	/s/ Paul G. Saari

PAUL G. SAARI
Senior Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.