Form 10-K
period 2003-12-31
ATLANTIS PLASTICS INC
filed 2004-03-29
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant based on a $7.08 average of the high and low sales prices for the Class A Common Stock on the American Stock Exchange on June 30, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21,595,659. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of February 29, 2004 were 5,298,394 and 2,383,429, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document have been incorporated by reference into the parts indicated: The registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report – Part III (Items 10-14).

ATLANTIS PLASTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2003

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

ITEM 1. BUSINESS

Overview

          Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, manufactures specialty and custom plastic products in 14 manufacturing plants located throughout the United States. We operate through three operating business segments: Plastic Films, Injection Molding, and Profile Extrusion.

          Plastic Films, which accounted for approximately 65% of our net sales in 2003, is a leading manufacturer of specialty plastic films. We believe Plastic Films is one of the largest producers of stretch films, marketed under the Linear brand, for industrial applications in the United States. The Plastic Films segment is comprised of three operating divisions: (1) Stretch Films, (2) Custom Films and (3) Institutional Products. Stretch Films produces high-quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications. Custom Films produces customized monolayer and multilayer specialty plastic films used as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications, and as industrial and protective packaging. Institutional Products converts custom films into disposable products such as tablecovers, gloves and aprons, which are used primarily in institutional foodservice.

          Injection Molding, which accounted for approximately 28% of our net sales in 2003, is a leading manufacturer of both custom and proprietary injection molded products. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers, or OEMs, in the home appliance, automotive parts, recreational vehicle and construction industries. Injection Molding also manufactures a line of proprietary injection molded siding panels for the home building industry and residential replacement market under the Cedarway® trade name.

          Profile Extrusion, which accounted for approximately 7% of our net sales in 2003, is a manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances.

Strategy

          The principal elements of our strategy include (1) increasing the Stretch Film division’s market share, (2) continuing to increase the value added coextrusion product mix within the Custom Films division, (3) improving the results of the Injection Molding division through increased volume, production efficiencies and growth in our line of proprietary building panels and (4) expanding the range of proprietary products offered by the Profile Extrusion division.

          Our business plans and goals for 2004 will emphasize the following elements.

          Stretch Film. The division will continue to focus on profitably increasing its market share through capitalizing on its reputation for quality, exceptional customer service and low cost national production locations. The division will also focus on cost reduction initiatives to optimize our market position as a low cost producer through both productivity enhancing initiatives and emphasis on application of statistical methods of manufacturing.

          Custom Films. The division will focus its marketing and technical resources on the division’s additional capacity and coextrusion manufacturing capabilities in order to further penetrate the higher margin converter, lamination and sheet masking film end-use markets. The division’s increased product offering capabilities are expected to continue to create additional opportunities for growth and gross margin enhancement.

          Institutional Products. The division will continue to strive to expand its penetration into institutional product markets through additions to its line of institutional product offerings. The division will look to increase efficiency and profitability through the implementation of further selective automation in its manufacturing processes.

          Injection Molding. The division will continue to focus on enhancing the capabilities and efficiency of its manufacturing facilities through the further utilization of robotics to reduce waste and streamline material flow. In addition, the division will continue to focus on increasing its market penetration and deepen its current customer relationships through the co-development of new product programs and platforms. Additionally, the division will strive to aggressively grow its building panel and accessories business through additional product offerings and continued expansion of its distribution channels.

          Profile Extrusion. The division will continue to streamline operations by improving its processing methods to reduce operating costs and improve productivity. In addition, the division will continue to develop and expand its proprietary product offerings, including its line of extruded siding accessories.

Products

          Stretch Film. We believe we are one of the largest producers of stretch film in North America. We manufacture multilayer stretch film used primarily to wrap pallets of industrial and commercial goods for shipping or storage. Secondary markets for stretch film products include the bundling of non-palletized products such as carpet rolls, construction materials, furniture and paper. Stretch films are typically produced using linear low-density polyethylene resins and other materials and are manufactured using both blown and cast extrusion processes to meet rigid customer specifications. We believe we are the only stretch film producer with all of its facilities ISO 9002-certified. We have over 400 SKU’s in the machine wrap and hand wrap segment. We are one of the two original producers of stretch films and, as a result, our Linear branded products enjoy considerable brand equity. Our product offerings include our highly successful Advantage stretch film line, which incorporates three stretch films types, and is marketed under the Linear brand product family.

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

          Custom Films. We produce custom low-density and linear low-density polyethylene-based laminating, embossed and specialty films that serve the furniture, carpeting, textile, lamination, medical, beauty aids, manufacturing, and food packaging industries. Custom Films utilizes over 1,000 different formulae, resins and color combinations in the manufacturing of monolayer and multilayer films in a broad range of configurations, sizes and widths. The following are among the division’s largest volume products:

•	Packaging Converter Films. Converter film is primarily used for flexible packaging, lamination and surface printing, and can be produced in single wound sheeting, tubing or bag form. Converter film applications include thin, fractional gauge films used for packaging applications such as stand-up pouches and sealants used on multilayer structures to provide oxygen and moisture barriers nearly equivalent to foil or metal containers.

•	Masking Films. Masking films are used to protect the surface of materials such as acrylic sheet, glass and metal during storage and transportation. These films incorporate a non-abrasive heat-activated adhesive in order to help bind them to the products’ surfaces.

•	Foam and Nonwoven Lamination Films. These films are engineered to be a carrier web and integral structural component of carpet pad foam and automotive trim components. In addition, lamination films are used to adhere to nonwoven substrates for medical product applications, including dental bibs, surgical draping and other protective medical related products.

•	Carpet, Furniture and Textile Packaging Films. This high-strength packaging films category includes wide sheeting for wrapping textiles and protective bags for the shipment and storage of furniture and mattresses.

          Custom Films also produces film for other market segments, including embossed films used by producers of personal care and disposable protective wear products, and smooth and embossed release films used by rubber, prepreg and molding compound manufacturers as a separation medium.

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

          Injection Molding. We produce custom thermoplastic components for small and large appliances, including refrigerators, air conditioners, dehumidifiers and dishwashers. In addition, the division manufactures products for the automotive and building products markets.

          In addition, Injection Molding manufactures a proprietary line of cedar replica building panels for siding applications in residential and commercial construction markets. The line includes a “cedar shake” panel for siding applications sold under the Cedarway® brand name and proprietary “half-round” accent panels. These products provide a maintenance-free, cost-effective, easy-to-install, long-lasting alternative to wood, vinyl, and aluminum siding products.

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

Sales and Marketing

          Stretch Film. Under the Linear brand name, we sell stretch film nationally to approximately 400 distributors of industrial packaging and directly to several large end-users. More than 90% of our stretch film volume is sold to distributors through our direct sales organization.

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

          Injection Molding. This division maintains an in-house sales and engineering staff that assists in the design of products to customer specifications, designs molds to produce those products, and oversees the construction of necessary molds. Its “program management” concept promotes early involvement with customers’ engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its Statistical Process Control, or SPC, systems enable it to meet these established quality standards on a cost-efficient basis. We believe that our ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping, silk screening, and assembly provide us with a competitive advantage in selling to national accounts. Our personnel generate the majority of our sales. Independent sales representatives, calling primarily on industrial customers in the Midwest, account for the balance. Building products sales are conducted through a nationally recognized distribution and manufacturer’s representative organization serving the building construction industry.

          Profile Extrusion. In-house sales personnel who oversee a network of independent sales representatives conduct the Profile Extrusion division’s marketing and sales activities. These representatives call on a diversified customer base in approximately 30 states. We supply many industries, including manufacturers of appliances, recreational vehicles, residential windows and doors, office furniture, building supplies and marine products.

Manufacturing and Raw Materials

          Stretch Film. We manufacture our stretch film products utilizing both cast and blown extrusion technology in three facilities located in Sapulpa, Oklahoma; Nicholasville, Kentucky; and Fontana, California. We purchase several types of linear low-density resins and other materials to manufacture our stretch film products.

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

          Injection Molding. We operate molding presses ranging from 30 to 1,000 tons and related secondary equipment at six plants located in Henderson, Kentucky; Ft. Smith, Arkansas; Warren, Ohio; LaVergne, Tennessee; Jackson, Tennessee; and Alamo, Texas. The variety of equipment configurations and plant locations enables us to fulfill customer requirements, including multiple components, various press sizes and secondary operations.

          Our injection molding customers generally place orders for products based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to 12 months. We believe that the relatively long production cycles for our customers make these estimates reliable. See Item 1, “Business — Backlog.”

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

          The primary plastic resins we use are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during 1999 through 2003. See Item 1, “Business — Factors That May Affect Future Results — Fluctuations in Raw Material Prices.”

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

          Custom Injection Molding competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, and price. We believe that our custom injection molding business successfully competes based on its ability to offer extensive customer service, manufacturing efficiencies, and a wide range of production capabilities. Our proprietary building products business competes with large and well-established suppliers to the industry and competes on the basis of product differentiation and service. Our cedar replica siding is recognized as having the most authentic appearance and is offered in the broadest array of colors in the industry.

          Profile Extrusion competes regionally with a number of smaller extruders that focus on specialized niche markets. Competition is driven primarily by cost, quality, and service levels. We believe that Profile Extrusion successfully competes based on its competitive cost structure, high service levels, strong production capabilities and efficiencies, and broad geographic reach.

Backlog

          Our total backlog at December 31, 2003 was approximately $17.7 million, compared to approximately $10.7 million at December 31, 2002. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory order adjustments.

Employees

          As of December 31, 2003, we employed 1,347 persons, compared with 1,374 persons at December 31, 2002. We believe that relations with our employees are satisfactory.

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

          While we cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance because of continually changing compliance standards and technology, we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, we have not accrued any amounts relating to achieving compliance with currently promulgated environmental laws and regulations. See Item 1, “Business — Factors That May Affect Future Results — Environmental Considerations.”

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

Leverage

          At December 31, 2003, we had $77.2 million of outstanding indebtedness, an approximate $3.0 million in cash and cash equivalents and an additional approximate $27.3 million of unused availability under our senior credit facility, net of outstanding letters of credit. Our high debt level presents substantial risks and could have negative consequences. For example, it could (1) require us to dedicate a substantial portion of our cash flow from operations to the repayment of debt, limiting the availability of cash for other purposes; (2) increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer shortfalls in net sales; (3) hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade our equipment or facilities; and (4) limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

Fluctuation in Raw Material Prices

          The primary raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene. Our financial performance therefore is dependent to a substantial extent on the polyethylene resin market. The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to substantial cyclical price fluctuations and other market disturbances, including supply shortages. Consequently, plastic resin prices may fluctuate as a result of changes in natural gas and crude oil prices. While we attempt to pass through changes in the cost of our raw materials to our customers in the form of price increases, there is no assurance that we will be able to do so. To the extent that increases in the cost of plastic resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability. Furthermore, during periods when resin prices are falling, gross profits may suffer, as we will be selling products manufactured with resin purchased one to two months prior at higher prices.

Dependence on Customers

          Approximately 14% of our net sales were to Whirlpool Corporation in 2003. Although we have been a supplier to Whirlpool for over 50 years, a significant reduction in Whirlpool’s volume, or the loss of Whirlpool as a customer, could have a material adverse effect on our financial condition and results of operations.

Competition

          Our operating units face intense competition from numerous competitors, several of which have greater financial resources than us. In addition, the markets for certain of our products are characterized by low cost of entry or competition based primarily on price.

          Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments competing on the basis of quality, price, service (including the manufacturer’s ability to supply customers in a timely manner), and product differentiation.

          Custom Injection Molding competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, product differentiation and price. Our building products business competes with large and well-established suppliers to the industry, competing on the basis of product differentiation and service.

          Profile Extrusion competes regionally with a number of smaller extruders that focus on specialized niche markets, competing on the basis of cost, quality, and service levels.

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

          While we cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance because of continually changing compliance standards and technology, we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, we have not accrued any amounts relating to such expenditures. We do not currently have any insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

ITEM 2. PROPERTIES

          Our headquarters consists of approximately 11,400 square feet of office space, with an annual lease payment of approximately $157,000.

          The following table describes the manufacturing facilities we own or lease as of December 31, 2003. Substantially all of the owned facilities are pledged as collateral for debt. We believe that our manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

	Owned or	Building Area
Segment and Location	Leased	(square feet)
Plastic Films:
Stretch Films, Sapulpa, Oklahoma	Owned	126,544
Stretch Films, Nicholasville, Kentucky	Owned	130,000
Stretch Films, Fontana, California	Leased	95,080
Custom Films, Mankato, Minnesota	Owned	140,000
Institutional Products, Mankato, Minnesota	Leased	65,000
Custom Films, Cartersville, Georgia	Leased	58,500
Injection Molding:
Injection Molding, Henderson, Kentucky	Owned	118,000
Injection Molding, Jackson, Tennessee	Owned	50,835
Injection Molding, Ft. Smith, Arkansas	Owned	135,000
Injection Molding, Warren, Ohio	Owned	61,000
Injection Molding, LaVergne, Tennessee	Leased	38,000
Injection Molding, Alamo, Texas	Leased	98,000
Profile Extrusion:
Profile Extrusion, Elkhart, Indiana	Owned	88,000
Profile Extrusion, Elkhart, Indiana	Leased	35,200

ITEM 3. LEGAL PROCEEDINGS

          We are not presently a party to any litigation where the outcome is expected to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          Our Class A Common Stock is traded on the American Stock Exchange (the “AMEX”) and the Pacific Stock Exchange under the symbol “AGH”. The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 2003 and 2002:

	High	Low
2003
First Quarter	$5.25	$4.65
Second Quarter	$8.00	$4.70
Third Quarter	$7.82	$6.58
Fourth Quarter	$13.00	$7.10

2002
First Quarter	$4.13	$3.18
Second Quarter	$6.60	$3.35
Third Quarter	$4.99	$3.45
Fourth Quarter	$5.20	$3.55

          There is no public market for our Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.

          As of February 29, 2004, there were 170 holders of record of Class A Common Stock and 22 holders of record of Class B Common Stock.

Dividends

          We did not declare or pay any dividends for the year ended December 31, 2003 and do not anticipate paying any cash dividends in the foreseeable future. Additionally, our outstanding senior credit facility restricts our ability to pay dividends. We presently intend to retain any future earnings to finance future operations, to expand our business and to reduce indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included elsewhere in this report.

Years Ended December 31,	2003	2002	2001	2000	1999
(in millions, except per share data)
Operating Data
Net sales	$289.1	$248.6	$247.8	$250.3	$254.1
Net income	8.2	2.4	0.7	0.2	9.2
Goodwill amortization*	—	—	1.8	1.6	1.6
Per Share Data
Net income:
Basic earnings per common share	$1.08	$0.31	$0.10	$0.03	$1.23
Diluted earnings per common share	$1.06	$0.31	$0.10	$0.03	$1.18
Financial Data
Total assets	$182.9	$175.6	$169.6	$175.5	$170.7
Total debt	77.2	88.9	88.9	98.6	91.7
Cash dividends declared per common share	—	—	—	—	—

* The Company adopted Statement of Financial Accounting Standards No. 142 during 2002, which requires, among other items, the cessation of recording goodwill amortization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          We are a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications and molded plastic products for the appliance, automotive, recreational vehicle, building supply and residential window industries.

          During fiscal 2003, we revised our segment disclosures to report Injection Molding and Profile Extrusion, the two divisions previously comprising Molded Products, as separate segments. Previously reported segment information has been restated to reflect the composition of our three segments.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of these financial statements. The preparation of these financial statements also requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates, including those related to revenue recognition, intangible assets, sales returns and allowances, bad debts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management periodically reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may differ from actual results, in which case we may have overstated or understated the reserve required for excess, obsolete or unsaleable inventory.

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

          We review goodwill and identifiable intangible assets for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the goodwill below its carrying value. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

          Specifically, we have net goodwill, which represents the purchase price over the fair value of identifiable assets and liabilities of acquired businesses, of $47.2 million and accumulated amortization of $22.5 million at December 31, 2003 and 2002. Based upon our analysis, we have determined there has been no impairment of goodwill as of December 31, 2003 in accordance with SFAS 142.

          Although we currently believe that the estimates of each reporting unit’s fair value used in the evaluation of goodwill are reasonable, differences between actual and expected revenue, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, we would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on our results of operations and financial position.

Self Insurance: We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. The reserve for health insurance claims incurred but not paid is based on historical claims information. In addition, we are self-insured for the majority of our worker’s compensation costs. We establish reserves for worker’s compensation claims utilizing insurance industry loss development factors as well as specific estimates of settlement costs for individual claims. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may have a material effect on our group health insurance and worker’s compensation costs.

          Net sales, gross profit, and operating income for the years ended December 31, 2003, 2002, and 2001, were as follows (in thousands):

Years Ended December 31,	2003		2002		2001
Net Sales	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales
Plastic Films	$186,431	65%	$165,013	66%	$170,720	69%
Injection Molding	81,345	28%	61,807	25%	59,738	24%
Profile Extrusion	21,322	7%	21,766	9%	17,356	7%

Total	$289,098	100%	$248,586	100%	$247,814	100%

Gross Profit	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales
Plastic Films	$30,021	16%	$24,494	15%	$26,416	15%
Injection Molding	11,893	15%	9,584	16%	7,789	13%
Profile Extrusion	5,026	24%	5,819	27%	4,543	26%

Total	$46,940	16%	$39,897	16%	$38,748	16%

Operating Income	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales
Plastic Films	$11,092	6%	$5,290	3%	$6,914	4%
Injection Molding	4,765	6%	3,001	5%	1,926	3%
Profile Extrusion	2,688	13%	3,150	14%	2,029	12%

Total	$18,545	6%	$11,441	5%	$10,869	4%

Comparison of Years Ended December 31, 2003 and 2002

Net Sales

          Net sales increased to $289.1 million in 2003, compared with $248.6 million in 2002, a 16% increase. Our Plastic Films segment sales increased to $186.4 million in 2003, compared with $165.0 million in 2002, a 13% increase. This increase was primarily the result of a 17% increase in average selling prices in 2003, which was partially offset by a 3% decline in sales volume (measured in pounds). Injection Molding sales increased to $81.3 million in 2003, compared with $61.8 million in 2002, a 32% increase. This increase was primarily the result of the acquisition of Rio Grande Plastic Products, Inc. in October 2002, which contributed approximately $9.8 million in net sales during the year, as well as growth within the segment’s building products business. Sales in our Profile Extrusion segment decreased to $21.3 million in 2003, compared with $21.8 million in 2002, a 2% decrease. This decrease was primarily attributable to softer demand in the first half of the year in both the manufactured housing and office furniture sectors.

Gross Profit

          Gross profit, as a percentage of net sales, remained flat at 16% in 2003, when compared with 2002. During 2003, our Plastic Films segment experienced volatility in raw material prices with average raw material prices increasing 23%. Despite the volatility in raw material prices, our Plastic Films segment’s gross profit increased to 16% in 2003 compared with 15% in 2002, due to our ability to pass through raw material cost increases. In our Injection Molding segment, gross profit decreased to 15% in 2003, compared with 16% in 2002. The decrease was primarily due to start up costs incurred on new business. Our Profile Extrusion segment’s gross profit decreased to 24% in 2003 from 27% in 2002. The decrease can be attributed primarily to increases in raw material costs, which were not fully passed through to customers.

Selling, General and Administrative Expense

          Our selling, general and administrative (“SG&A”) expense decreased slightly to $28.4 million in 2003, compared with $28.5 million in 2002. SG&A expenses as a percentage of net sales decreased in 2003 to 10% from 11% in 2002.

Net Interest Expense and Income Taxes

          Net interest expense decreased 28% to $5.5 million in 2003 from $7.6 million in 2002. The decrease was the result of lower interest rates and lower average borrowings in 2003.

          Our 2003 and 2002 effective income tax rate was 37% and 38%, respectively. The 2003 and 2002 effective income tax rate differed from the applicable statutory rate due to the effect of state income taxes.

Income

          As a result of the factors described above, operating income increased to $18.5 million, or 6% of net sales, in 2003, compared with $11.4 million, or 5% of net sales, in 2002. Net income and earnings per share amounts were as follows:

	2003	2002
Net income	$8.2 million	$2.4 million
Basic earnings per share	$1.08	$0.31
Diluted earnings per share	$1.06	$0.31

Comparison of Years Ended December 31, 2002 and 2001

Net Sales

          Net sales increased to $248.6 million in 2002, compared with $247.8 million in 2001, a 0.3% increase. Our Plastic Films segment sales decreased to $165.0 million in 2002, compared with $170.7 million in 2001, a 3% decrease. This decrease was primarily the result of a 6% decrease in average selling prices in 2002, which was partially offset by a 2% increase in sales volume (measured in pounds). Injection Molding sales increased to $61.8 million in 2002, compared with $59.7 million in 2001, or a 4% increase. This increase was primarily the result of a $2.0 million increase in sales attributed to the acquisition of Rio Grande Plastic Products, Inc. in October 2002 as well as growth within the segment’s building products business. Net sales in our Profile Extrusion segment increased 25% to $21.8 million in 2002 from $17.4 million in 2001. This increase was primarily due to growth in volumes sold to a primary appliance customer.

Gross Profit

          Gross profit, as a percentage of net sales, remained flat at 16% in 2002, when compared with 2001. During 2002, our Plastic Films segment was impacted by the volatility in raw material prices with average raw material costs decreasing approximately 7%. Gross profit margin for our Plastic Films segment remained flat at 15% in 2002, when compared with 2001. In our Injection Molding segment, gross profit increased to 16% in 2002, compared with 13% in 2001. This increase was primarily due to a change in product mix resulting in an increase in higher margin sales. Our Profile Extrusion segment’s gross profit increased to 27% in 2002, compared with 26% in 2001. This increase was attributable to the significant increase in sales resulting in improved fixed cost absorption and asset utilization.

Selling, General and Administrative Expense

          Our selling, general and administrative expense increased to $28.5 million in 2002, compared with $26.1 million in 2001, a 9% increase. This increase was primarily the result of increases in insurance costs (property, general and health) and increases in incentive compensation costs.

Net Interest Expense and Income Taxes

          Net interest expense decreased to $7.6 million in 2002, compared with $9.4 million in 2001, a 19% decrease. The decrease was primarily the result of lower interest rates on our borrowings in 2002.

          Our 2002 and 2001 effective income tax rate was 38% and 66%, respectively. The 2002 effective income tax rate differed from the applicable statutory rate due to the effect of state income taxes. In addition, our 2001 effective income tax rate was higher than the 2002 effective rate and differed from the applicable statutory rate due to nondeductible goodwill amortization and the tax effect of the gain on debt extinguishment.

Gain on Debt Extinguishment

          During 2001, we repurchased at a discount approximately $25.5 million of our 11% Senior Notes on the open market, which resulted in an extraordinary gain of $639,000. The gain relates to the discount received for the repurchased Notes, partially offset by the write-off of unamortized loan origination costs related to such Notes. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 145, this gain was reclassified and included in income before provision for income taxes in the current year.

Income

          As a result of the factors described above, operating income, excluding goodwill amortization of $1.8 million in 2001, decreased to $11.4 million, or 5% of net sales, in 2002, compared with $12.6 million, or 5% of net sales, in 2001. Net income and earnings per share amounts were as follows:

	2002	2001
Net income	$2.4 million	$0.7 million
Basic earnings per share	$0.31	$0.10
Diluted earnings per share	$0.31	$0.10

LIQUIDITY AND CAPITAL RESOURCES

          Our working capital, defined as current assets less current liabilities, at December 31, 2003 totaled $25.9 million (including cash and cash equivalents of $3.0 million), compared to $28.5 million (including cash and cash equivalents of $1.2 million) at December 31, 2002. At December 31, 2003, borrowings on our $110 million senior credit facility were $77.2 million, with unused availability, net of outstanding letters of credit of approximately $1.6 million, totaling $27.3 million. As of February 29, 2004, borrowings on our $110 million senior credit facility were $82.2 million, with unused availability, net of outstanding letters of credit of approximately $1.6 million, totaling $22.3 million.

          In accordance with the terms of our senior credit facility, we are required to make mandatory loan pre-payments from excess cash flow as defined per the credit agreement. Based on our calculation as of December 31, 2003, this amount is approximately $5.3 million and will be paid during the first quarter of fiscal 2004.

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

Cash Flows from Operating Activities

          Net cash provided by operating activities was approximately $21.0 million in 2003, compared with $14.3 million in 2002. The difference between our net income in 2003 of $8.2 million and our $21.0 million operating cash flow was primarily attributable to approximately $11.8 million of depreciation, an $8.0 million increase in accounts payable and accrued expenses and a $1.6 million increase in net deferred income tax liabilities, partially offset by an $11.0 million increase in accounts receivable and an approximately $1.3 million increase in inventories.

Cash Flows from Investing Activities

          Net cash used for investing activities in 2003 totaled $7.0 million, compared with $9.8 million in 2002, and consists primarily of capital expenditures in both years. The majority of the capital expenditures incurred in 2003 related to capacity expansion within our building products and custom injection molding businesses. The cash used for investing activities in 2002 also includes approximately $1.9 million for the purchase of a business, partially offset by approximately $1.6 million in proceeds from asset dispositions.

Cash Flows from Financing Activities

          Net cash used for financing activities was $12.2 million in 2003, compared with $4.3 million in 2002. The cash used for financing activities in 2003 reflects net debt repayments of $11.7 million and $1.1 million of refinancing costs associated with the senior credit facility, primarily offset by $0.3 million in repayments on shareholder notes and $0.3 million of proceeds from the exercise of stock options.

          The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Maturity	Maturity	Maturity	Maturity
	less 1 yr	1-3 yrs	4-5 yrs	over 5 yrs
Debt principal	$10,487	$15,327	$51,386	$—
Operating leases	3,453	6,125	3,661	995

Total commitments	$13,940	$21,452	$55,047	$995

Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement changes the classification of certain financial instruments from equity to a liability. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. We have adopted the provisions of SFAS 150 as of October 1, 2003. Since we do not currently maintain any of the above-mentioned financial instruments, the adoption of this statement did not have any effect on our consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is generally effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. We will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after September 30, 2003. As we do not currently enter into derivative instruments or hedging activities, the adoption of this statement will not have any effect on our consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This interpretation is required to be adopted for all periods after December 15, 2003 for any VIEs in which we hold a variable interest that we acquired before February 1, 2003. We adopted the provisions of FIN 46 on January 1, 2004; however, as we do not currently hold any VIEs, the adoption of this pronouncement did not have any effect on our consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), amending SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). We will continue to account for our stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and related interpretations; however, we have adopted the disclosure provisions of SFAS 148 in the current year. (See Notes 1 and 4).

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN

45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. We adopted the disclosure provisions of FIN 45 as of December 31, 2002, and the remaining provisions of FIN 45 as of January 1, 2003 and, as we have not entered into significant guarantees, the interpretation did not have any effect on the consolidated financial statements.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We have adopted this accounting standard as of January 1, 2003 and it did not have any effect on our consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 4, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 were effective for financial statements issued on or after May 15, 2002. We adopted SFAS 145 as of January 1, 2003, and the pronouncement did not have a material impact on the consolidated financial statements, other than the reclassification of the extraordinary gain from the extinguishment of debt to income before provision for income taxes in our statement of income for the year ended December 31, 2001.

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

          Interest Rate Risk: We have entered into variable-rate debt that, at December 31, 2003, had an outstanding balance of $77.2 million. As of December 31, 2002, we had $88.3 million of outstanding variable-rate debt. Based on our variable-rate obligations outstanding at December 31, 2003, and December 31, 2002, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $0.2 million, and $0.2 million, respectively. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

          Foreign Exchange Rate Risk: We have a Canadian dollar bank account and therefore are exposed to foreign exchange currency market risk. We have determined this risk to be immaterial at both December 31, 2003 and December 31, 2002 based on the balance maintained in that account and the overall level of our Canadian operations.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Atlantis Plastics, Inc.

We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 13, 2004

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Net sales	$289,098	$248,586	$247,814
Cost of goods sold	242,158	208,689	209,066

Gross profit	46,940	39,897	38,748
Selling, general and administrative expenses	28,395	28,456	26,101
Goodwill amortization	—	—	1,778

Operating income	18,545	11,441	10,869
Interest expense, net of interest income of $153 in 2003, $132 in 2002 and $252 in 2001	(5,466)	(7,607)	(9,410)
Gain on early extinguishment of debt	—	—	639

Income before provision for income taxes	13,079	3,834	2,098
Provision for income taxes	4,839	1,456	1,375

Net income	$8,240	$2,378	$723

Basic earnings per share	$1.08	$0.31	$0.10
Diluted earnings per share	$1.06	$0.31	$0.10

Weighted average number of shares used in computing earnings per share:
Basic	7,606	7,569	7,532
Diluted	7,750	7,578	7,535

See accompanying notes.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2003	2002
Assets
Cash and cash equivalents	$3,001	$1,225
Accounts receivable (net of allowances of $1,281 and $915)	37,661	26,733
Inventories	23,305	21,958
Other current assets	3,583	6,155
Deferred income tax assets	3,003	2,766

Total current assets	70,553	58,837
Property and equipment, net	60,347	65,140
Goodwill, net of accumulated amortization	47,212	47,212
Other assets	4,748	4,411

Total assets	$182,860	$175,600

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$34,209	$26,279
Current maturities of long-term debt	10,487	4,013

Total current liabilities	44,696	30,292
Long-term debt	66,713	84,891
Deferred income tax liabilities	12,731	10,889
Other liabilities	315	—

Total liabilities	124,455	126,072
Commitments and contingencies	—	—
Shareholders’ equity
Class A Common Stock; $0.10 par value; 20,000,000 shares authorized, 5,170,842 and 5,121,752 shares issued and outstanding in 2003 and 2002	517	512
Class B Common Stock; $0.10 par value; 7,000,000 shares authorized, 2,456,981 shares issued and outstanding in 2003 and 2002	246	246
Additional paid-in capital	11,119	10,852
Notes receivable from sale of common stock	(1,317)	(1,682)
Retained earnings	47,840	39,600

Total shareholders’ equity	58,405	49,528

Total liabilities and shareholders’ equity	$182,860	$175,600

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

				Notes			Total
	Class A	Class B	Additional	Receivable			Share-
	Common	Common	Paid-In	from Sale of	Retained	Treasury	holders’
( in thousands)	Stock	Stock	Capital	Common Stock	Earnings	Stock	Equity
Balance at January 1, 2001	$486	$268	$10,679	$(1,625)	$36,505	$—	$46,313
Net income	—	—	—	—	723	—	723
Purchases of Class A Common Stock	—	—	—	—	—	(9)	(9)
Cancellation of Class A Common Stock	(1)	—	(2)	—	(6)	9	—
Conversion of Class B to Class A Common Stock	11	(11)	—	—	—	—	—
Payments on notes received for sale of Common Stock , net	—	—	—	36	—	—	36

Balance at December 31, 2001	496	257	10,677	(1,589)	37,222	—	47,063
Net income	—	—	—	—	2,378	—	2,378
Exercise of stock options	5	—	175	—	—	—	180
Conversion of Class B to Class A Common Stock	11	(11)	—	—	—	—	—
Notes received for sale of Common Stock , net	—	—	—	(93)	—	—	(93)

Balance at December 31, 2002	512	246	10,852	(1,682)	39,600	—	49,528
Net income	—	—	—	—	8,240	—	8,240
Exercise of stock options	5	—	267	—	—	—	272
Payments on notes received for sale of Common Stock , net	—	—	—	365	—	—	365

Balance at December 31, 2003	$517	$246	$11,119	$(1,317)	$47,840	$—	$58,405

See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2003	2002	2001
Operating Activities:
Net income	$8,240	$2,378	$723
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,760	11,678	10,519
Amortization of goodwill	—	—	1,778
Loan fee and other amortization	1,012	220	303
Interest receivable from shareholder loans	33	(75)	(104)
Gain on early extinguishment of debt	—	—	(639)
Loss on disposal of assets	—	153	66
Deferred income taxes	1,605	(824)	449
Change in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(11,035)	2,853	(4,879)
Inventories	(1,347)	(5,406)	2,234
Other current assets	1,566	(82)	1,197
Accounts payable and accrued expenses	8,037	3,182	3,441
Other assets and liabilities	1,159	251	70

Cash provided by operating activities	21,030	14,328	15,158

Investing Activities:
Capital expenditures	(7,033)	(9,546)	(7,818)
Purchase of business	—	(1,885)	(47)
Proceeds from asset dispositions	—	1,642	12

Cash used for investing activities	(7,033)	(9,789)	(7,853)

Financing Activities:
(Repayments) borrowings under new revolving credit facility	(7,200)	13,300	—
(Repayments) borrowings under term loans	(3,900)	75,000	—
Retirement of Senior Notes	—	(49,325)	(25,500)
(Repayments) borrowings under old credit agreement	—	(21,500)	5,000
(Repayments) borrowings on long-term debt	(604)	(17,461)	11,556
Financing costs associated with new credit facility	(1,121)	(4,381)	—
Repayments on notes receivable from shareholders	332	96	140
Purchases of common stock and options	—	—	(9)
Proceeds from exercise of stock options	272	20	—

Cash used for financing activities	(12,221)	(4,251)	(8,813)

Increase (decrease) in cash and cash equivalents	1,776	288	(1,508)
Cash and cash equivalents at beginning of year	1,225	937	2,445

Cash and cash equivalents at end of year	$3,001	$1,225	$937

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,003	$7,364	$9,203
Income taxes, net of refunds	$1,119	$2,107	$(556)
Supplemental schedule of non-cash investing and financing activities:
Leases obtained in acquisition	$—	$1,978	$—
Non-cash reduction of accounts receivable and accounts payable	$107	$344	$1,181

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

          Atlantis Plastics, Inc. (“Atlantis” or the “Company”) through its wholly owned subsidiaries is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications, and molded plastic products for the appliance, automotive, recreational vehicle and building supply industries. During 2003, the Company revised the composition of its segments by separating into two segments the businesses previously comprising the Molded Products segment. The Company’s operations are now reported as three segments, Plastic Films, Injection Molding, and Profile Extrusion.

          Plastic Films manufactures stretch films, which are multilayer plastic films used principally to wrap pallets of industrial and commercial goods for shipping or storage and custom film products that include high-grade laminating films, embossed films and specialty films which serve the furniture, carpeting, textile, lamination, medical, beauty aids, manufacturing, and food packaging industries. Plastic Films also produces disposable consumer and institutional plastic products to the food service, party supply, and school and collegiate markets.

          Injection Molding manufactures a number of custom injection molded thermoplastic components that are sold primarily to original equipment manufacturers in the home appliance, automotive parts, recreational vehicle and construction industries. Injection Molding also manufactures a line of proprietary injection molded siding panels for the home building industry and the residential replacement market.

          Profile Extrusion manufactures custom extruded plastic products, primarily for use in consumer and commercial products including recreational vehicles, mobile homes, residential doors and windows, office furniture, and appliances.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management periodically reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory.

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

          At December 31, 2003, the Company had other intangibles in the form of non-compete agreements of $0.4 million and accumulated amortization on these agreements of approximately $0.1 million. At December 31, 2002, the Company had other intangibles in the form of non-compete agreements of $0.5 million and accumulated amortization on these agreements of approximately $0.2 million.

          The changes in the carrying amount of goodwill as recorded at each of the Company’s segments for the years ended December 31, 2003 and 2002 are summarized as follows:

	Plastic	Injection	Profile
	Films	Molding	Extrusion	Total
Balance as of December 31, 2001	$31.1	$8.9	$6.1	$46.1
Goodwill acquired during the year	—	1.1	—	1.1

Balance as of December 31, 2002	$31.1	$10.0	$6.1	$47.2
Balance as of December 31, 2003	$31.1	$10.0	$6.1	$47.2

          Prior to the adoption of SFAS 142, $46.1 million of goodwill associated with prior acquisitions was amortizable. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in 2001, the Company’s net income and basic and diluted earnings per share would have been as follows:

2001
Reported net income	$723
Add back: goodwill amortization	1,778

Adjusted net income	$2,501
Basic earnings per share
Reported net income	$0.10
Add back: goodwill amortization	0.24

Adjusted net income	$0.34
Diluted earnings per share
Reported net income	$0.10
Add back: goodwill amortization	0.24

Adjusted net income	$0.34

          The Company reviews goodwill for impairment on an annual basis as of October 1, or on an interim basis if an event occurs that might reduce the fair value of the goodwill below its carrying value. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

          Specifically, the Company has goodwill in excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses of $47.2 million as of December 31, 2003, and December 31, 2002 and accumulated amortization of $22.5 million at December 31, 2003 and 2002. Based upon its analysis, management has determined there has been no impairment of goodwill as of December 31, 2003 in accordance with SFAS 142.

Self Insurance: We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. The reserve for health insurance claims incurred but not paid is based on historical claims information. In addition, we are self-insured for the majority of our worker’s compensation costs. We establish reserves for worker’s compensation claims utilizing insurance industry loss development factors as well as specific estimates of settlement costs for individual claims.

Property and equipment: Property and equipment are carried at cost less accumulated depreciation. Depreciation has been computed, using both straight-line and accelerated methods, based on the estimated useful lives of the respective assets. Such useful lives generally fall within the following ranges: buildings and improvements — 15 to 30 years; office furniture and equipment — 5 to 10 years; manufacturing equipment — 5 to 11 years; vehicles — 3 to 8 years; and computer hardware and software — 3 to 5 years.

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

Earnings per share: Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. See Note 10 – Earnings Per Share.

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

          The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2003, 2002, and 2001, respectively: dividend yield of 0% for all years; volatility of 60%, 54% and 51%; risk-free interest rates of 3.53%, 3.34% and 4.33%, and an expected life of six years for all grants.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2003, 2002, and 2001 is as follows (in thousands, except per share data):

(in thousands, except per share data)	2003	2002	2001
Net income:
As reported	$8,240	$2,378	$723
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	132	167	147

Pro forma	$8,108	$2,211	$576

Basic net income per share:
As reported	$1.08	$0.31	$0.10
Pro forma	$1.07	$0.29	$0.08
Diluted net income per share:
As reported	$1.06	$0.31	$0.10
Pro forma	$1.05	$0.29	$0.08

Shipping and handling costs: The Company records costs incurred for shipping and handling in cost of sales.

Amortization: Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt utilizing either: (i) the effective interest method, or (ii) the straight-line method when the results do not materially differ from the effective interest method. The Company currently utilizes the straight-line method for all capitalized acquisition costs.

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

Financial instruments: The fair value of current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying values due to the short maturity of the instruments. The carrying amounts of the Company’s total indebtedness at December 31, 2003 and 2002 approximate their fair values as they bear interest at variable market rates.

          The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. The Company’s three largest trade receivable balances as of December 31, 2003 represented 34% of the Company’s net accounts receivable, compared with 32% as of December 31, 2002. At December 31, 2003, Whirlpool Corporation’s accounts receivable balance was approximately $8.5 million, or 23% of the Company’s total net trade accounts receivable balance. At December 31, 2002, Whirlpool Corporation’s accounts receivable balance was $5.8 million, or 22% of the Company’s total net accounts receivable. Approximately 14%, 12% and 13% of the Company’s net sales in the years ended December 31, 2003, 2002, and 2001, respectively, were to Whirlpool Corporation. The Company generally does not require collateral from its customers for trade accounts receivable.

Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement changes the classification of certain financial instruments from equity to a liability. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company has adopted the provisions of SFAS 150 as of October 1, 2003. Since the Company does not currently maintain any of the above-mentioned financial instruments, the adoption of this statement did not have any effect on its consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is generally effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. The Company will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after September 30, 2003. As the Company does not currently enter into derivative instruments or hedging activities, adoption of this statement will not have any effect on the Company’s consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This interpretation is required to be adopted for all periods after December 15, 2003 for any VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company adopted the provisions of FIN 46 on January 1, 2004; however, as it does not currently hold any VIEs, the adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

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

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. The Company has adopted the disclosure provisions of FIN 45 as of December 31, 2002, and the remaining provisions of FIN 45 as of January 1, 2003 and, as the Company has not entered into any significant guarantees, the interpretation did not have any effect on the consolidated financial statements.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company has adopted this accounting standard as of January 1, 2003 and it did not have any effect on the consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 were effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003, and the pronouncement did not have a material impact on its consolidated financial statements, other than the reclassification of the extraordinary gain from the extinguishment of debt to income before provision for income taxes in the statement of income for the year ended December 31, 2001.

Note 2. Acquisitions of Businesses and Assets

          On October 8, 2002, Atlantis acquired the business and certain assets and assumed certain specified liabilities of Rio Grande Plastic Products, Inc. (“Rio Grande”), an injection molder located in Alamo, Texas for $3.9 million. Rio Grande primarily manufactures safety restraints, door trim reflectors and vehicle lamps for the automotive industry. Of the total purchase price, approximately $2.0 million was funded through a master equipment lease agreement with a financial institution, with the remainder funded by borrowings under the Company’s then existing revolving line of credit. The Company accounted for this acquisition as a purchase in accordance with the provisions of SFAS 141. The activities of Rio Grande are included in the results of operations of the Company’s Injection Molding segment since the date of acquisition.

The allocation of the purchase price resulted in goodwill of approximately $1.1 million, which represents the excess of the purchase price over the fair value of the net assets acquired.

          The allocation of the purchase price was as follows (in thousands):

Current assets	$1,808
Long-term assets	686
Goodwill	1,086
Liabilities	(1,695)

$1,885

Note 3. Inventories

          Inventories at December 31, 2003 and 2002 consisted of the following:

	(in thousands)
	2003	2002
Raw materials	$12,187	$11,559
Work in progress	246	190
Finished goods	10,872	10,209

Total	$23,305	$21,958

Note 4. Property and Equipment

          Property and equipment at December 31, 2003 and 2002 consisted of the following:

	(in thousands)
	2003	2002
Land	$2,612	$2,523
Building and improvements	21,863	19,912
Office furniture and equipment	12,279	11,488
Manufacturing equipment	123,518	122,338
Vehicles	235	262

Total	160,507	156,523
Accumulated depreciation and amortization	(100,160)	(91,383)

Net	$60,347	$65,140

          Depreciation expense for fiscal 2003, 2002, and 2001 was approximately $11.8 million, $11.7 million, and $10.5 million, respectively.

Note 5. Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consisted of the following at December 31, 2003 and 2002:

	(in thousands)
	2003	2002
Accounts payable	$14,354	$13,053
Accrued interest	416	32
Accrued compensation, vacation and profit sharing	5,555	4,472
Accrued health and workers compensation insurance	1,526	1,632
Customer deposits and commissions	3,394	1,915
Income taxes payable	2,325	459
Other	6,639	4,716

Total	$34,209	$26,279

Note 6. Long-term Debt

          Long-term debt consisted of the following at December 31, 2003 and 2002:

	(in thousands)
	2003	2002
Senior Credit Facility
Term Loan A, due December 31, 2007	$31,500	$35,000
Term Loan B, due December 31, 2008	39,600	40,000
Revolver, due December 31, 2007	6,100	13,300
Other indebtedness	—	604

Total debt	77,200	88,904
Current portion of long-term debt	(10,487)	(4,013)

Long-term debt	$66,713	$84,891

          The Company maintains its existing indebtedness through a $110 million senior secured credit facility provided by a syndicate of financial institutions. This facility is secured by all of the Company’s assets, including property, inventory and receivables. The components of this facility include two term loans and a revolving line of credit. Term Loan A and Term Loan B require scheduled quarterly principal payments through the respective maturity dates. Borrowings under the revolver portion of the facility are subject to a borrowing base formula based on eligible collateral in the form of accounts receivable and inventories. Borrowings outstanding under the facility bear interest based upon LIBOR or prime rate plus an applicable margin. The applicable margin applied to LIBOR and prime based loans range from 3.25% to 4.50% and 1.75% to 3.00%, respectively, based on the Company’s funded debt to EBITDA (Earnings before interest, taxes, depreciation and amortization) ratio. Annual fees for the unused portion of this facility are 0.5%. Under the agreements covering this facility, certain restrictions and covenants exist relating, but not limited to, the maintenance of financial ratios, dividend payments, asset disposals, acquisitions and capital expenditures. The Company is currently in compliance with such restrictions and covenants. In addition, on an annual basis, the Company is required to make mandatory loan pre-payments from excess cash flow as defined per the credit agreement. Based on a calculation as of December 31, 2003, this amount is approximately $5.3 million and will be paid during the first quarter of fiscal 2004. As of December 31, 2003, the interest rate on the Term Loan A, Term Loan B and the Revolver were 5.12%, 5.62% and 5.12%, respectively, based on LIBOR of 1.12%. A small portion of the interest on the Revolver is indexed to the prime rate. As of December 31, 2003, the interest rate on this portion of the Revolver was 6.50% based on a prime rate of 4.00%.

          The Company has approximately $1.6 million in outstanding letters of credit provided by a financial institution.

          Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

Year	Amount
2004	$10,487
2005	6,853
2006	8,474
2007	16,194
2008	35,192

Total	$77,200

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

Note 8. Income Taxes

          The provision for income taxes for the years ended December 31, 2003, 2002, and 2001, consisted of the following:

(in thousands)	2003	2002	2001
Current Federal income tax provision	$4,096	$1,499	$722
Current State income tax provision	437	299	204
Deferred Federal and State income tax provision (benefit)	306	(342)	449

Total provision for income taxes	$4,839	$1,456	$1,375

          The following table provides a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Statutory federal income tax rate	34%	34%	34%
State income taxes	3	4	14
Amortization of goodwill	—	—	40
Other, net	—	—	(22)

Effective income tax rate	37%	38%	66%

          At December 31, 2003 and 2002, deferred income tax assets and liabilities consisted of the following:

(in thousands)	2003	2002
Long-term deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$11,813	$10,238
Goodwill	1,447	1,293
Other, net	79	13

Total deferred income tax liabilities	$13,339	$11,544
Long-term deferred income tax assets:
Acquired goodwill	608	655

Total net long-term deferred income tax liabilities	$12,731	$10,889

Current deferred income tax assets:
Reserves and accrued expenses not yet deductible for income tax purposes	$2,683	$2,461
Net operating loss carryforwards	565	847
Capitalized inventory costs	320	305

	$3,568	$3,613
Valuation allowance	(565)	(847)

Total current deferred income tax assets	$3,003	$2,766

Deferred income taxes, net	$9,728	$8,123

          The Company has evaluated its deferred income tax assets for which a valuation allowance has not been provided and believes such assets will be realized based upon future projected taxable income.

Note 9. Stock Option Plans

          The Company’s Stock Option Plans (“Option Plans”) are designed to serve as an incentive for retaining qualified and competent employees, directors, and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of options granted under the Option Plans will not be less than 90% of the market value of the Class A Common Stock on the date of grant. To date, the exercise price of all options granted under the Option Plans has been equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option shall be exercisable after the expiration of 10 years from the date of grant. Options granted vest ratably over a five-year period from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution. The Option Plans also authorize the Company to make loans to optionees to exercise their options and to fund related tax exposures; however, pursuant to the regulations of the Sarbanes-Oxley Act of 2002, the Company will no longer authorize any loans to directors or officers of the Company.

          Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

	2003	2002	2001
Options outstanding at January 1	1,250	1,274	1,045
Granted	75	30	398
Exercised	(49)	(47)	—
Canceled	(32)	(7)	(169)

Options outstanding at December 31	1,244	1,250	1,274

Weighted-average option prices per common share:
Options outstanding at January 1	$6.23	$6.14	$6.81
Granted	9.29	4.64	4.71
Exercised	5.53	2.88	—
Canceled	5.63	4.74	6.91

Outstanding at December 31	$6.45	$6.23	$6.14

Weighted-average fair value of options granted during the year	$5.34	$2.50	$1.27
Options exercisable at December 31	863	815	736
Options available for grant at December 31	163	238	264

          The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-	Exercisable	Weighted-
Range of	At 12/31/03	Remaining	Average	At 12/31/03	Average
Exercise Prices	(in 000’s)	Contractual Life	Exercise Price	(in 000’s)	Exercise Price
$ 3.00 - $ 4.50	444	7.6	$4.30	193	$4.25
$ 4.51 - $ 6.80	417	2.6	$5.72	384	$5.76
$ 6.81 - $ 9.75	283	4.7	$8.99	186	$8.87
$ 9.76 - $11.88	100	1.1	$11.88	100	$11.88

	1,244	4.7	$6.45	863	$6.80

Note 10. Earnings Per Share

          The following table calculates basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

(thousands, except per share amounts)	2003	2002	2001
Basic earnings per common share:
Net income	$8,240	$2,378	$723
Weighted-average common shares outstanding	7,606	7,569	7,532

Basic earnings per common share	$1.08	$0.31	$0.10

Diluted earnings per common share:
Earnings applicable to common shares	$8,240	$2,378	$723
Weighted-average common shares outstanding	7,606	7,569	7,532
Add – Options	144	9	3

Weighted-average common shares outstanding plus potential dilutive common shares	7,750	7,578	7,535

Diluted earnings per common share	$1.06	$0.31	$0.10

          Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for 2003, 2002 and 2001 are 383,500, 1,165,454, and 1,213,654 shares, respectively.

Note 11. Business Segments

          During 2003, the Company revised its segment disclosures to report Injection Molding and Profile Extrusion, the two divisions previously comprising Molded Products, as separate segments. Previously reported segment information has been restated to reflect the composition of the Company’s three operating segments: Plastic Films, Injection Molding, and Profile Extrusion.

          During the years ended December 31, 2003, 2002, and 2001, a customer accounted for approximately 14%, 12%, and 13%, respectively, of the Company’s net sales and 23%, 22%, and 19% respectively, of the Company’s net accounts receivable.

          Summary data for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate	Consolidated
2003
Net sales	$186,431	$81,345	$21,322	$—	$289,098
Operating income	11,092	4,765	2,688	—	18,545
Identifiable assets	92,089	51,612	26,631	12,528	182,860
Capital expenditures	1,653	4,161	729	490	7,033
Depreciation and deferred loan fee amortization	6,022	3,629	988	2,133	12,772
2002
Net sales	$165,013	$61,807	$21,766	$—	$248,586
Operating income	5,290	3,001	3,150	—	11,441
Identifiable assets	101,832	46,207	21,932	5,629	175,600
Capital expenditures	2,944	4,355	988	1,259	9,546
Depreciation and deferred loan fee amortization	6,107	3,372	939	1,480	11,898
2001
Net sales	$170,720	$59,738	$17,356	$—	$247,814
Operating income	6,914	1,926	2,029	—	10,869
Identifiable assets	100,396	42,929	19,460	6,573	169,358
Capital expenditures	3,976	2,244	1,103	495	7,818
Depreciation and deferred loan fee amortization	5,472	3,045	892	1,413	10,822
Goodwill amortization	1,181	295	302	—	1,778

Note 12. Profit Sharing and Retirement Plans

          Atlantis has a 401(k) defined contribution retirement plan. Generally, such plan covers all employees who have attained the age of 21 and have at least one year of service. The Company matches 50% of contributions up to a maximum of 6% of compensation as defined by the plan and as limited by federal regulations. Related expenses were approximately $468,000, $509,000 and $460,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

          Effective January 1, 2000, the Company established the Atlantis Plastics, Inc. Deferred Compensation Plan (the “Plan”) for certain selected employees. Under the Plan, eligible employees may elect to make pre-tax contributions to a trust fund up to a maximum of 15% of annual earnings. The Company’s contribution to the Plan is based upon the employee’s contribution to the Plan but could not exceed $3,000 per participant for 2003. Normally, the full amount of each participant’s interest in the trust fund is paid upon termination of employment; however, the Plan allows participants to make early withdrawals of contributions, subject to certain restrictions. Company assets earmarked to pay benefits under the Plan are held by a rabbi trust. Under current accounting rules, assets of a rabbi trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses will be recorded in the Company’s financial statements. The Company may terminate the Plan at any time. Total Company contributions to the Plan were approximately $55,000, $56,000 and $45,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 13. Related Parties

          Trivest and Trivest II, affiliates of two major shareholders, and the Company have certain common officers, directors, and shareholders. Management fees and expense allocations are paid to Trivest and Trivest II. During the years ended December 31, 2003, 2002 and 2001, the Company incurred costs related to these payments of approximately $2.4 million, $2.2 million and $1.2 million, respectively. The increase from 2002 to 2003 is primarily due to certain costs associated with the Company’s debt refinancing in December 2002. The increase from 2001 to 2002 relates predominately to the acquisition of Rio Grande and certain additional consulting charges.

          During 2002 and 2001 certain members of the Company’s Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at prime and are due February 13, 2004, March 16, 2005 and March 18, 2005. Such notes are full recourse in nature.

Note 14. Commitments and Contingencies

          The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.

          The Company leases various office space, buildings, transportation, and production equipment with terms in excess of one year. Total rent expense under these agreements for the years ended December 31, 2003, 2002 and 2001 was approximately $3.2 million, $1.9 million and $1.8 million, respectively.

          The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 2003 consisted of the following (in thousands):

Year	Amount
2004	$3,453
2005	3,236
2006	2,889
2007	2,312
2008	1,349
Thereafter	995

Total	$14,234

     Note 15. Quarterly Financial Data (Unaudited)

     Unaudited consolidated quarterly financial data for the years ended December 31, 2003 and 2002 are as follows:

			(in thousands, except per share data)
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	March 31		June 30		September 30		December 31
	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$67,669	$58,263	$67,207	$67,118	$76,640	$63,173	$77,582	$60,032
Gross profit	10,905	10,949	10,096	11,562	12,207	9,495	13,732	7,891
Net income (loss)	1,662	1,157	955	1,346	2,475	433	3,148	(558)
Net income (loss) per common share:
Basic	$0.22	$0.15	$0.13	$0.18	$0.32	$0.06	$0.41	($0.07)
Diluted	$0.22	$0.15	$0.12	$0.18	$0.32	$0.06	$0.40	($0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          The Company has had no changes in or disagreements with its independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEMS 10, 11, 12, 13, AND 14

          The information required by Items 10, 11, 12, 13, and 14 is incorporated by reference from the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON

FORM 8-K

          (a) Documents filed as a part of this report:

		Page
(1)	Financial Statements:
	Report of Independent Auditors	24
	Consolidated Statements of Income	25
	Consolidated Balance Sheets	26
	Consolidated Statements of Shareholders’ Equity	27
	Consolidated Statements of Cash Flows	28
	Notes to Consolidated Financial Statements	29
(2)	Financial Statement Schedules:
	The following Financial Statement Schedule for the years ended December 31, 2003, 2002, and 2001 is submitted herewith:
	Schedule II — Valuation and Qualifying Accounts	48

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

          (b) Reports on Form 8-K:

          Press Release for Atlantis Plastics, Inc. dated October 24, 2004, reporting the Company’s financial results for the third quarter of 2003.

(c)	Exhibits (An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s Bylaws (February 1988) (1)

4.1	Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(5)

10.1	* Registrant’s 1997 Stock Option Plan.(7)

10.2	* Registrant’s 1998 Stock Option Plan. (9)

10.3	* Registrant’s 2001 Stock Option Plan. (15)

10.4	* Form of Indemnification Agreement. (4)

10.5	*Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003.(16)

10.6	* Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (10)

10.7	Assignment and Assumption of Lease between Registrant and Trivest II, Inc.(11)

10.8	Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (2)

10.9	License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (2)

10.10	Loan Agreement between Arkansas Development Finance Authority and Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), dated March 18, 1992. (3)

10.11	Promissory Note from Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992. (3)

10.12	Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (3)

10.13	First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (8)

10.14	First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (15)

10.15	Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (5)

10.16	*Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (12)

10.17	Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (13)

10.18	Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (13)

10.19	Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (14)

10.20	Amendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (14)

10.21	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (15)

10.22	Executive Employment Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002.(16)

10.23	Change in Control Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002.(16)

10.24	Credit Agreement dated as of December 27, 2002 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. and General Electric Capital Corporation and CIBC World Markets Corp. and other financial institutions as a party thereto.(16)

10.25	Amendment No. 1 to Credit Agreement dated July 18, 2003 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. and General Electric Capital Corporation and CIBC World Markets Corp. and other financial institutions as a party thereto. (17)

21.1	Registrant’s Subsidiaries. (15)

23.1	Consent of Ernst & Young LLP relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

31.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Form 8-B filed June 7, 1994.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the exhibits and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(9)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(17)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(d)	Financial Statement Schedules required by Regulation S-X.

Atlantis Plastics, Inc.
Schedule II – Valuation and Qualifying Accounts
for the years ended December 31,
(in thousands)

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
Classification	of Year	Expenses	Accounts	Deductions (a)	of Year
2003
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$499	$159	$—	$108	$550
Reserve for sales allowances	416	268	183	136	731
Reserve for inventory obsolescence	667	448	—	114	1,001
Deferred income tax valuation allowance	847	—	—	282	565

Total	$2,429	$875	$183	$640	$2,847

2002
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$572	$269	$16	$358	$499
Reserve for sales allowances	500	35	—	119	416
Reserve for inventory obsolescence	676	166	—	175	667
Deferred income tax valuation allowance	634	213	—	—	847

Total	$2,382	$683	$16	$652	$2,429

2001
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$648	$(112)	$—	$(36)	$572
Reserve for sales allowances	824	—	—	324	500
Reserve for inventory obsolescence	712	(7)	—	29	676
Deferred income tax valuation allowance	683	—	—	49	634

Total	$2,867	$(119)	$—	$366	$2,382

(a) Includes amounts written-off as uncollectible, allowances granted, obsolete inventory, and net decreases in deferred income tax valuation allowance.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS PLASTICS, INC.
Date: March 26, 2004	By:	/S/ PAUL G. SAARI
Paul G. Saari
Senior Vice President, Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EARL W. POWELL Earl W. Powell	Chairman of the Board	March 26, 2004

/s/ PHILLIP T. GEORGE, M.D. Phillip T. George, M.D.	Director, Vice Chairman, and Chairman of the Executive Committee	March 26, 2004

/s/ ANTHONY F. BOVA Anthony F. Bova	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ PAUL G. SAARI Paul G. Saari	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ CHARLES D. MURPHY, III Charles D. Murphy, III	Director	March 26, 2004

/s/ CHESTER B. VANATTA Chester B. Vanatta	Director	March 26, 2004

/s/ LARRY D. HORNER Larry D. Horner	Director	March 26, 2004

/s/ CESAR ALVAREZ Cesar Alvarez	Director	March 26, 2004

/s/ JAY SHUSTER Jay Shuster	Director	March 26, 2004

Exhibit Index

(An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s Bylaws (February 1988) (1)

4.1	Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(5)

10.1	* Registrant’s 1997 Stock Option Plan.(7)

10.2	* Registrant’s 1998 Stock Option Plan. (9)

10.3	* Registrant’s 2001 Stock Option Plan. (15)

10.4	* Form of Indemnification Agreement. (4)

10.5	*Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003.(16)

10.6	* Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (10)

10.7	Assignment and Assumption of Lease between Registrant and Trivest II, Inc.(11)

10.8	Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (2)

10.9	License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (2)

10.10	Loan Agreement between Arkansas Development Finance Authority and Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), dated March 18, 1992. (3)

10.11	Promissory Note from Atlantis Plastics Injection Molding, Inc. (formerly known as Cyanede Plastics, Inc.), to the Arkansas Development Finance Authority, in the amount of $1,600,000, dated June 1, 1992. (3)

10.12	Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (3)

10.13	First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (8)

10.14	First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (15)

10.15	Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (5)

10.16	*Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (12)

10.17	Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (13)

10.18	Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (13)

10.19	Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (14)

10.20	Amendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (14)

10.21	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (15)

10.22	Executive Employment Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002.(16)

10.23	Change in Control Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002.(16)

10.24	Credit Agreement dated as of December 27, 2002 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. and General Electric Capital Corporation and CIBC World Markets Corp. and other financial institutions as a party thereto.(16)

10.25	Amendment No. 1 to Credit Agreement dated July 18, 2003 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. and General Electric Capital Corporation and CIBC World Markets Corp. and other financial institutions as a party thereto. (17)

21.1	Registrant’s Subsidiaries. (15)

23.1	Consent of Ernst & Young LLP relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

31.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Form 8-B filed June 7, 1994.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the exhibits and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(9)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(17)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.