Form 10-Q
period 2004-03-31
ATLANTIS PLASTICS INC
filed 2004-05-13
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes    No  X

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Class A Common Stock, $.10 par value	5,361,165
Class B Common Stock, $.10 par value	2,320,658

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2004

Part 1. Financial Information

Item 1. Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31,	December 31,
	2004 (1)	2003
ASSETS
Cash and cash equivalents	$748	$3,001
Accounts receivable, net of allowances for doubtful accounts and returned items of $1,207 in 2004 and $1,281 in 2003	45,739	39,601
Inventories	21,361	23,305
Other current assets	4,040	3,583
Deferred income tax assets	3,003	3,003

Total current assets	74,891	72,493
Property and equipment, net	59,772	60,347
Goodwill, net of accumulated amortization	47,212	47,212
Other assets	4,496	4,748

Total assets	$186,371	$184,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$25,704	$36,149
Current portion of long-term debt	5,638	10,487

Total current liabilities	31,342	46,636
Long-term debt, less current portion	79,899	66,713
Deferred income tax liabilities	12,754	12,731
Other liabilities	287	315

Total liabilities	124,282	126,395
Commitments and contingencies	—	—
Shareholders’ equity:
Class A Common Stock, $.10 par value, 20,000,000 shares authorized, 5,354,191 and 5,170,842 shares issued and outstanding in 2004 and 2003, respectively	535	517
Class B Common Stock, $.10 par value, 7,000,000 shares authorized, 2,327,632 and 2,456,981 shares issued and outstanding in 2004 and 2003, respectively	233	246
Additional paid-in capital	11,458	11,119
Notes receivable from sale of Common Stock	(473)	(1,317)
Retained earnings	50,336	47,840
Total shareholders’ equity	62,089	58,405

Total liabilities and shareholders’ equity	$186,371	$184,800

(1) Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$80,228	$67,669
Cost of sales	67,317	56,764

Gross profit	12,911	10,905
Selling, general and administrative expenses	7,581	6,668

Operating income	5,330	4,237
Net interest expense	1,338	1,490

Income before provision for income taxes	3,992	2,747
Provision for income taxes	1,496	1,085

Net income	$2,496	$1,662

Earnings per share:
Basic	$0.33	$0.22
Diluted	$0.31	$0.22
Weighted average number of shares used in computing earnings per share (in thousands):
Basic	7,661	7,579
Diluted	8,061	7,618

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows From Operating Activities
Net income	$2,496	$1,662
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	2,860	2,881
Loan fee and other amortization	255	249
Interest receivable from shareholder loans	44	(6)
Deferred income taxes	23	267
Changes in operating assets and liabilities:
Accounts receivable	(6,138)	(8,245)
Inventory	1,944	302
Other current assets	(457)	2,459
Accounts payable and accrued expenses	(10,445)	(406)
Other assets and liabilities	(20)	(541)

Net cash used for operating activities	(9,438)	(1,378)

Cash Flows From Investing Activities
Capital expenditures	(2,296)	(2,110)

Net cash used for investing activities	(2,296)	(2,110)

Cash Flows From Financing Activities
Net borrowings under revolving credit facility	14,900	4,550
Repayments under term loans	(6,563)	(975)
Repayments on long-term debt	—	(27)
Payments on notes receivable from shareholders	800	332
Proceeds from exercise of stock options	344	—

Net cash provided by financing activities	9,481	3,880

Net (decrease) increase in cash and cash equivalents	(2,253)	392
Cash and cash equivalents at beginning of period	3,001	1,225
Cash and cash equivalents at end of period	$748	$1,617

Supplemental disclosure of non-cash activities:
Non-cash change in accounts receivable and accounts payable	$(75)	$465

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2003.

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2. Inventories

     The components of inventory consist of the following:

	March 31,	December 31,
(in thousands)	2004	2003
Raw Materials	$11,226	$12,187
Work in Process	232	246
Finished Products	9,903	10,872

Total	$21,361	$23,305

Note 3. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months
	Ended March 31,
( in thousands, except per share data)	2004	2003
Basic earnings per common share:
Net income	$2,496	$1,662

Weighted-average shares outstanding	7,661	7,579
Basic earnings per common share	$0.33	$0.22

Diluted earnings per common share:
Net income	$2,496	$1,662

Weighted-average shares outstanding	7,661	7,579
Add – dilutive stock options	400	39

Weighted-average common shares outstanding plus potential dilutive common shares	8,061	7,618

Diluted earnings per share	$0.31	$0.22

     Excluded from the above calculation of diluted earnings per share for 2003 are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for the quarter ended March 31, 2003 not included above are 727,954 shares. There were no antidilutive options for the quarter ended March 31, 2004.

Note 4. Stock-based Compensation

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option on the measurement date, which is typically the date of grant. In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has provided the pro forma disclosures of the effect on net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 and had been applied in measuring compensation expense for all periods presented.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Net income:
As reported	$2,496	$1,662
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(36)

Pro forma	$2,456	$1,626

Basic earnings per share:
As reported	$0.33	$0.22
Pro forma	$0.32	$0.21
Diluted earnings per share:
As reported	$0.31	$0.22
Pro forma	$0.30	$0.21

Note 5. Capital Structure

     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the three months ended March 31, 2004, 129,349 shares of Class B Common Stock were converted into Class A Common Stock. There were no shares converted during 2003.

Note 6. Segment Information

     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Three Months Ended March 31, 2004
(In thousands)	Plastic Films	Injection Molding	Profile Extrusion	Corporate		Consolidated
Net sales	$50,687	$23,857	$5,684	$—		$80,228
Operating income	2,800	1,823	707	—		5,330
Identifiable assets	90,566	53,291	26,561	15,953	(1)	186,371
Capital expenditures	197	1,413	214	472		2,296
Depreciation	1,377	989	233	261		2,860

Three Months Ended March 31, 2003
(In thousands)	Plastic Films	Injection Molding	Profile Extrusion	Corporate		Consolidated
Net sales	$46,090	$16,755	$4,824	$—		$67,669
Operating income	2,971	597	669	—		4,237
Identifiable assets	104,983	46,327	22,072	$7,865	(1)	181,247
Capital expenditures	387	1,357	170	196		2,110
Depreciation	1,506	874	228	273		2,881

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 7. New Accounting Standards

     In December 2003, the FASB issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46R”). The Company is required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any variable interest entities (VIEs) in which it holds a variable interest that was acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company adopted the provisions of FIN 46R as of March 31, 2004; however, as it does not currently hold any VIEs, the adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

Overview

     Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, is a leading manufacturer of specialty plastic films and custom injection molded and extruded plastic products with 14 manufacturing plants located throughout the United States. We operate through three operating business segments: Plastic Films, Injection Molding, and Profile Extrusion.

     Plastic Films is a leading manufacturer of specialty plastic films. Three operating divisions comprise the Plastic Films segment: (1) Stretch Films, (2) Custom Films, and (3) Institutional Products. Stretch Films produces high-quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications, i.e. for palletization. We are, with our Linear brand, one of the two original producers and one of the three largest producers of stretch film in North America. Custom Films produces customized monolayer and multilayer films used as converter sealant webs, acrylic masking, industrial packaging and in laminates for foam padding of carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as tablecloths, gloves and aprons, which are used primarily in the institutional food service industry.

     Injection Molding is a leading manufacturer of both custom and proprietary injection molded products. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers, or OEMs, in the home appliance, and automotive parts industries. Injection Molding also manufactures a line of proprietary injection molded siding panels for the home building and remodeling markets.

     Profile Extrusion manufactures custom profile extruded plastic products, primarily for use in both trim and functional applications in commercial and consumer products, including mobile homes, residential doors and windows, office furniture and appliances, and recreational vehicles, where we have a leading market share.

     Selected income statement data for the quarterly periods ended March 31, 2003 through March 31, 2004 are as follows:

	2004	2003
($ in millions)	3/31	12/31	9/30	6/30	3/31
NET SALES
Plastic Films	$50.7	$49.8	$49.1	$41.4	$46.1
Injection Molding	23.8	22.5	21.6	20.5	16.8
Profile Extrusion	5.7	5.3	5.9	5.3	4.8

Total	$80.2	$77.6	$76.6	$67.2	$67.7
GROSS MARGIN
Plastic Films	15%	18%	15%	14%	16%
Injection Molding	16%	16%	15%	14%	13%
Profile Extrusion	23%	19%	25%	26%	25%

Total	16%	18%	16%	15%	16%
OPERATING MARGIN
Plastic Films	6%	8%	6%	2%	6%
Injection Molding	8%	7%	7%	5%	4%
Profile Extrusion	12%	7%	15%	14%	14%

Total	7%	8%	7%	4%	6%
NET INTEREST EXPENSE	$1.3	$1.3	$1.4	$1.3	$1.5

Results of Operations

Net Sales

     Net sales for the quarter ended March 31, 2004 increased 18% to $80.2 million, compared to $67.7 million for the quarter ended March 31, 2003, primarily due to an increase in sales in our Plastic Films and Injection Molding segments.

     Net sales for the Plastic Films segment increased 10% to $50.7 million for the first quarter of 2004 compared with $46.1 million for the first quarter of 2003. This increase was primarily the result of an increase in average selling prices partially offset by a 1% decrease in sales volume (as measured in pounds).

     Net sales for the Injection Molding segment for the quarter ended March 31, 2004 increased 42% to $23.8 million from $16.8 million for the quarter ended March 31, 2003. The increase is primarily attributable to strong growth within our building products line as well as continued growth within our traditional injection molded business.

     Net sales for the Profile Extrusion segment for the quarter ended March 31, 2004 increased 19% to $5.7 million from $4.8 million for the quarter ended March 31, 2003. This increase is primarily due to improvements in market conditions from the first quarter of fiscal 2003.

Gross Margin and Operating Margin

     Gross margin and operating margin for the quarter ended March 31, 2004 were 16% and 7%, respectively, compared with 16% and 6%, respectively, for the quarter ended March 31, 2003. The increase in operating margin is primarily due to the increase in sales and improvement in operating results of our Injection Molding segment.

     In the Plastic Films segment, gross margin decreased to 15% for the quarter ended March 31, 2004 from 16% for the quarter ended March 31, 2003 primarily as a result of increases in raw material costs partially offset by higher average selling prices. Operating margin was 6% for the first quarter of 2004 and 2003.

     In the Injection Molding segment, gross margin and operating margin increased to 16% and 8%, respectively, in the quarter ended March 31, 2004, from 13% and 4%, respectively, in the quarter ended March 31, 2003. The improvement in operating results is due to strong growth within our building products line as well as growth within our traditional custom injection molded business.

     In the Profile Extrusion segment, gross margin and operating margin declined to 23% and 12%, respectively, in the first quarter of 2004, from 25% and 14%, respectively, in the first quarter of 2003. This decline can be attributed to increases in raw material prices and the related time lag incurred to pass through the resin cost increases to our customers.

Selling, General, and Administrative Expense

     Selling, general, and administrative expense increased to $7.6 million for the quarter ended March 31, 2004 from $6.7 million for the quarter ended March 31, 2003. The increase is primarily attributed to increases in salaries, incentive compensation and insurance costs.

Net Interest Expense

     Net interest expense for the quarter ended March 31, 2004 decreased to $1.3 million, compared to $1.5 million for the quarter ended March 31, 2003. The decline was primarily due to a decrease in average outstanding borrowings compared to the first quarter of 2003.

Operating and Net Income

     As a result of the factors described above, operating income increased to $5.3 million during the quarter ended March 31, 2004, compared with $4.2 million for the quarter ended March 31, 2003. Operating income as a percentage of net sales was 7% during the first quarter of fiscal 2004 compared with 6% during the first quarter of fiscal 2003.

     Net income and basic and diluted earnings per share for the quarter ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31,
	2004	2004
Net income	$2.5 million	$1.7 million
Basic earnings per share	$0.33	$0.22
Diluted earnings per share	$0.31	$0.22

Liquidity and Capital Resources

     At March 31, 2004, we had approximately $85.5 million of outstanding indebtedness, approximately $0.7 million in cash and cash equivalents, and an additional $13.2 million of unused availability under our revolving credit facility, net of outstanding letters of credit of approximately $1.6 million. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Presently, we do not have any material commitments for future capital expenditures.

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

Cash Flows from Operating Activities

     For the quarter ended March 31, 2004, net cash used for operating activities was $9.4 million compared to net cash used for operating activities of $1.4 million for the quarter ended March 31, 2003. The difference between net income of $2.5 million and the $9.4 million use of operating cash flow for the quarter ended March 31, 2004 is predominantly attributable to a $6.1 million increase in accounts receivable and a $10.4 million decrease in accounts payable and accrued expenses, partially offset by $2.9 million of depreciation expense and a $1.9 million decrease in inventory.

Cash Flows from Investing Activities

     Net cash used for investing activities increased to $2.3 million in the quarter ended March 31, 2004, compared to $2.1 million for the quarter ended March 31, 2003 and consisted of capital expenditures in both years.

Cash Flows from Financing Activities

     Net cash provided by financing activities for the quarter ended March 31, 2004 was $9.5 million, compared with net cash provided by financing activities of $3.9 million for the quarter ended March 31, 2003. Net cash provided by financing activities for the quarter ended March 31, 2004 reflects net borrowings of $14.9 million under the revolving credit facility, the receipt of approximately $0.8 million in repayments of shareholder notes, and $0.3 million in proceeds from the exercise of stock options, partially offset by approximately $6.6 million in repayments on our term loans. Included in the repayment of our term loans was a $5.3 million mandatory annual loan prepayment from excess cash flow. This amount was calculated as of December 31, 2003 as defined in our credit agreement.

Recent Accounting Pronouncements

     In December 2003, the FASB issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46R”). We are required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any variable interest entities (VIEs) in which we hold a variable interest that was acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We adopted the provisions of FIN 46R as of March 31, 2004; however, as we do not currently hold any VIEs, the adoption of this pronouncement did not have any effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of certain market risks related to the Company, see the Quantitative and Qualitative Disclosures about Market Risk section in the Company’s Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes with respect to market risks related to the Company since that date.

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

(B) REPORTS ON FORM 8-K

The Company furnished its Press Release of Atlantis Plastics, Inc. dated February 19, 2004 reporting the Company’s financial results for the fourth quarter and fiscal year 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.
Date: May 13, 2004	By:	/s/ Anthony F. Bova
ANTHONY F. BOVA
President and Chief Executive Officer

Date: May 13, 2004	By:	/s/ Paul G. Saari
PAUL G. SAARI
Senior Vice President, Finance and Chief Financial Officer