Form 10-Q
period 2004-06-30
ATLANTIS PLASTICS INC
filed 2004-08-10
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [   ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Class A Common Stock, $.10 par value	5,471,753
Class B Common Stock, $.10 par value	2,257,870

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2004

Part 1. Financial Information

Item 1. Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2004(1)	2003
ASSETS
Cash and cash equivalents	$228	$3,001
Accounts receivable, net of allowances of $1,155 and $1,281, respectively	45,567	39,601
Inventories	21,936	23,305
Other current assets	4,481	3,583
Deferred income tax assets	3,003	3,003

Total current assets	75,215	72,493
Property and equipment, net	58,354	60,347
Goodwill	47,212	47,212
Other assets	4,237	4,748

Total assets	$185,018	$184,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$28,923	$36,149
Current portion of long-term debt	6,043	10,487

Total current liabilities	34,966	46,636
Long-term debt, less current portion	71,786	66,713
Deferred income tax liabilities	12,777	12,731
Other liabilities	275	315

Total liabilities	119,804	126,395
Commitments and contingencies	—	—
Shareholders’ equity:
Class A Common Stock, $.10 par value, 20,000,000 shares authorized, 5,361,165 and 5,170,842 shares issued and outstanding in 2004 and 2003	536	517
Class B Common Stock, $.10 par value, 7,000,000 shares authorized, 2,320,658 and 2,456,981 shares issued and outstanding in 2004 and 2003	232	246
Additional paid-in capital	11,458	11,119
Notes receivable from sale of Common Stock	(477)	(1,317)
Retained earnings	53,465	47,840

Total shareholders’ equity	65,214	58,405

Total liabilities and shareholders’ equity	$185,018	$184,800

(1) Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$86,785	$67,207	$167,013	$134,876
Cost of sales	72,529	57,111	139,846	113,875

Gross profit	14,256	10,096	27,167	21,001
Selling, general and administrative expenses	7,845	7,306	15,426	13,974

Operating income	6,411	2,790	11,741	7,027
Interest expense	(1,363)	(1,447)	(2,706)	(3,020)
Other (expense) income, net	(39)	168	(34)	251

Income before provision for income taxes	5,009	1,511	9,001	4,258
Provision for income taxes	1,880	556	3,376	1,641

Net income	$3,129	$955	$5,625	$2,617

Earnings per share:
Basic	$0.41	$0.13	$0.73	$0.34
Diluted	$0.38	$0.12	$0.69	$0.34
Weighted average number of shares used in computing basic earnings per share (in thousands):
Basic	7,682	7,596	7,672	7,587
Diluted	8,132	7,699	8,097	7,659

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows From Operating Activities
Net income	$5,625	$2,617
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation	5,727	5,840
Loan fee and other amortization	511	478
Interest receivable from shareholder loans	40	(21)
Deferred income taxes	46	(802)
Changes in operating assets and liabilities:
Accounts receivable	(5,966)	(7,108)
Inventories	1,369	1,196
Other current assets	(898)	3,637
Accounts payable and accrued expenses	(7,226)	589
Other assets and liabilities	(19)	(338)

Cash (used for) provided by operating activities	(791)	6,088

Cash Flows From Investing Activities
Capital expenditures	(3,759)	(4,232)
Proceeds from asset dispositions	4	—

Cash used for investing activities	(3,755)	(4,232)

Cash Flows From Financing Activities
Net borrowings under revolving credit agreements	8,500	1,450
Payments on long-term debt	(7,871)	(2,554)
Payments on notes receivable from shareholders	800	332
Proceeds from exercises of stock options	344	243

Cash provided by (used for) financing activities	1,773	(529)

(Decrease) increase in cash and cash equivalents	(2,773)	1,327
Cash and cash equivalents at beginning of period	3,001	1,225

Cash and cash equivalents at end of period	$228	$2,552

Supplemental Disclosure of non-cash activities:
Non-cash change in accounts receivable and accounts payable in connection with supplier agreements	$(1,087)	$803

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2003.

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2. Inventories

     The components of inventory consist of the following:

	June 30,	December 31,
(In thousands)	2004	2003
Raw Materials	$12,203	$12,187
Work in Process	310	246
Finished Products	9,423	10,872

Total	$21,936	$23,305

Note 3. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$3,129	$955	$5,625	$2,617
Weighted average shares outstanding – basic	7,682	7,596	7,672	7,587
Net effect of dilutive stock options – based on treasury stock method	450	103	425	72

Weighted average shares outstanding – diluted	8,132	7,699	8,097	7,659
Earnings per share – basic	$0.41	$0.13	$0.73	$0.34
Earnings per share – diluted	$0.38	$0.12	$0.69	$0.34

Note 4. Stock-based Employee Compensation

     The Company measures compensation expense for its employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option on the measurement date, which is typically the date of grant. In accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has provided the pro forma disclosures of the effect on net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 for all periods presented.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For pro forma disclosure purposes, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$3,129	$955	$5,625	$2,617
Add:
Employee stock option expense included in reported net income, net of related income tax effects	—	—	—	—
Less:
Total employee stock option expense determined under fair value based method for all awards, net of related income tax effects	(38)	(30)	(78)	(66)

Pro forma	$3,091	$925	$5,547	$2,551

Basic earnings per share:
As reported	$0.41	$0.13	$0.73	$0.34
Pro forma	$0.40	$0.12	$0.72	$0.34
Diluted earnings per share:
As reported	$0.38	$0.12	$0.69	$0.34
Pro forma	$0.38	$0.12	$0.69	$0.33

Note 5. Capital Structure

     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the six months ended June 30, 2004, 136,323 shares of Class B Common Stock were converted into Class A Common Stock. There were no shares converted during 2003.

Note 6. Segment Information

     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Six Months Ended June 30, 2004
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated
Net sales	$104,765	$49,924	$12,324	$—		$167,013
Operating income	6,007	4,030	1,704	—		11,741
Identifiable assets	83,239	54,978	27,026	19,775	(1)	185,018
Capital expenditures	373	2,283	429	674		3,759
Depreciation	2,761	1,972	485	509		5,727

Six Months Ended June 30, 2004
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated
Net sales	$87,456	$37,247	$10,173	$—		$134,876
Operating income	3,901	1,685	1,441	—		7,027
Identifiable assets	99,305	45,871	22,813	9,376	(1)	177,365
Capital expenditures	1,142	2,669	317	104		4,232
Depreciation	3,032	1,765	475	568		5,840

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 7. New Accounting Standards

     In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46R”). The Company is required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any variable interest entities (VIEs) in which it holds a variable interest that was acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company adopted the provisions of FIN 46R as of March 31, 2004; however, as it does not currently hold any VIEs, the adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, is a leading manufacturer of specialty plastic films, custom injection molded products, and extruded plastic products with 14 manufacturing plants located throughout the United States. We operate through three operating business segments: Plastic Films, Injection Molding, and Profile Extrusion.

     Plastic Films is a leading manufacturer of specialty plastic films. Three operating divisions comprise the Plastic Films segment: Stretch Films, Custom Films, and Institutional Products. Stretch Films produces high-quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications, i.e. for palletization. We are, with our Linear brand, one of the two original producers and one of the three largest producers of stretch film in North America. Custom Films produces customized monolayer and multilayer films used as converter sealant webs, acrylic masking, industrial packaging and in laminates for foam padding of carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as tablecloths, gloves, and aprons, which are used primarily in the institutional food service industry.

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

     Selected income statement data for the quarterly periods ended March 31, 2003 through June 30, 2004 are as follows:

	2004		2003
($ in millions)	6/30	3/31	12/31	9/30	6/30	3/31
NET SALES
Plastic Films	$54.1	$50.7	$49.8	$49.1	$41.4	$46.1
Injection Molding	26.1	23.8	22.5	21.6	20.5	16.8
Profile Extrusion	6.6	5.7	5.3	5.9	5.3	4.8

Total	$86.8	$80.2	$77.6	$76.6	$67.2	$67.7
GROSS MARGIN
Plastic Films	15%	15%	18%	15%	14%	16%
Injection Molding	17%	16%	16%	15%	14%	13%
Profile Extrusion	25%	23%	19%	25%	26%	25%

Total	16%	16%	18%	16%	15%	16%
OPERATING MARGIN
Plastic Films	6%	6%	8%	6%	2%	6%
Injection Molding	8%	8%	7%	7%	5%	4%
Profile Extrusion	15%	12%	7%	15%	14%	14%

Total	7%	7%	8%	7%	4%	6%

Results of Operations

Net Sales

     Net sales for the quarter and six months ended June 30, 2004 were $86.8 million and $167.0 million, respectively, compared to $67.2 million and $134.9 million, respectively, for the comparable periods in 2003.

     Net sales for our Plastic Films segment for the quarter and six months ended June 30, 2004 increased 31% and 20%, respectively, compared to the quarter and six months ended June 30, 2003. These increases are primarily due to volume increases and increased selling prices reflective of higher resin costs compared to the prior year. Sales volume (measured in pounds) for the quarter and six months ended June 30, 2004 increased 34% and 15%, respectively, compared to the quarter and six months ended June 30, 2003.

     Net sales for our Injection Molding segment for the quarter and six months ended June 30, 2004 increased 27% and 34%, respectively, compared to the quarter and six months ended June 30, 2003. These increases are primarily attributable to growth in our building products line and strength within our custom injection molding business.

     Net sales for our Profile Extrusion segment increased 25% and 22%, respectively, for the quarter and six months ended June 30, 2004 as compared to the prior year. These increases are a result of continued strength in the recreational vehicle sector as well as business from new customers.

Gross Margin and Operating Margin

     Gross margin for the quarter and six months ended June 30, 2004 was 16% compared with 15% and 16%, respectively, for the quarter and six months ended June 30, 2003. Operating margin was 7% for the quarter and six months ended June 30, 2004 compared with 4% and 5%, respectively, for the quarter and six months ended June 30, 2003. These increases in gross margin and operating margin are primarily due to higher sales volumes resulting in improvements in asset utilization rates.

     In the Plastic Films segment, gross margin and operating margin increased to 15% and 6%, respectively, for the quarter ended June 30, 2004, from 14% and 2%, respectively, for the quarter ended June 30, 2003. For the six months ended June 30, 2004, gross margin remained steady at 15%, while operating margin increased to 6% from the 4% for the six months ended June 30, 2003. These increases in margins for 2004 can be attributed primarily to higher sales volumes compared to the prior year. The overall resin market has continued to be volatile in the first half of 2004, with resin prices increasing approximately 12% in the first half of 2004 when compared to prices in the first half of 2003.

     In the Injection Molding segment, gross margin increased to 17% and 16%, respectively, for the quarter and six months ended June 30, 2004 compared to 14% for the same periods last year. Operating margin increased to 8% for the quarter and six months ended June 30, 2004 compared with 5% for the quarter and six months ended June 30, 2003. The increases in gross margin and operating margin are primarily a result of strong growth within our building products line as well as growth within our traditional custom injection molded business.

     In the Profile Extrusion segment, gross margin decreased from 26% to 25% for the quarter ended June 30, 2004 and decreased from 25% to 24% for the six months ended June 30, 2004. Operating margins for the quarter and six months ended June 30, 2004 were 15% and 14%, respectively, compared to 14% for the same periods last year.

Selling, General, and Administrative Expense

     Selling, general, and administrative expense increased to $7.8 million and $15.4 million, respectively, for the quarter and six months ended June 30, 2004 from $7.3 million and $14.0 million, respectively, for the quarter and six months ended June 30, 2003. The increase is primarily attributable to higher incentive compensation costs.

Interest Expense

     Interest expense decreased 6% and 10%, respectively, for the quarter and six months ended June 30, 2004 compared to the same periods in 2003. The decline in interest expense is primarily attributable to lower average outstanding borrowings than the prior year.

Operating and Net Income

     As a result of the factors described above, operating income increased to $6.4 million, or 7% of net sales, during the quarter ended June 30, 2004, compared to $2.8 million, or 4% of net sales, for the quarter ended June 30, 2003. For the six months ended June 30, 2004, operating income increased to $11.7 million, or 7% of net sales, compared to $7.0 million, or 5% of net sales, for the six months ended June 30, 2003.

     Net income and basic and diluted earnings per share for the quarter and six months ended June 30, 2004 and 2003 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$3,129	$955	$5,625	$2,617
Earnings per share – basic	$0.41	$0.13	$0.73	$0.34
Earnings per share – diluted	$0.38	$0.12	$0.69	$0.34

Liquidity and Capital Resources

     At June 30, 2004, we had $77.8 million of outstanding indebtedness, $0.2 million in cash and cash equivalents, and an additional $19.1 million of unused availability under our senior secured credit facility, net of outstanding letters of credit of approximately $1.6 million. Substantially all of our accounts receivable, inventories, and property and equipment are pledged as collateral under our senior secured credit facility. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Presently, we do not have any material commitments for future capital expenditures.

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

Cash Flows from Operating Activities

     For the six months ended June 30, 2004, net cash used for operating activities was $0.8 million compared to net cash provided by operating activities of $6.1 million for the six months ended June 30, 2003. The difference between net income of $5.6 million and the $0.8 million use of cash flow for the six months ended June 30, 2004 is predominantly attributable to a $6.0 million increase in accounts receivable due to increased net sales and a $7.2 million reduction of accounts payable and accrued expenses partially offset by $6.2 million of depreciation and amortization expense.

Cash Flows from Investing Activities

     Net cash used for investing activities decreased to $3.8 million for the six months ended June 30, 2004 compared to $4.2 million for the six months ended June 30, 2003 and consisted of capital expenditures (net of dispositions).

Cash Flows from Financing Activities

     Net cash provided by financing activities for the six months ended June 30, 2004 was $1.8 million compared with net cash used for financing activities of $0.5 million for the six months ended June 30, 2003. Net cash provided by financing activities for the six months ended June 30, 2004 reflects net borrowings of debt in the amount of $0.6 million, the receipt of $0.8 million from shareholder notes, and proceeds from the exercise of stock options of $0.3 million.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46R”). We are required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any variable interest entities (VIEs) in which we hold a variable interest that was acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We adopted the provisions of FIN 46R as of March 31, 2004; however, as we do not currently hold any VIEs, the adoption of this pronouncement did not have any effect on our consolidated financial statements.

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

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Part II. Other Information

Item 1. Legal Proceedings

     The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 4. Submission of Matters to a Vote of Security-Holders

(A)	The Registrant held its Annual Meeting of Shareholders on May 25, 2004.

(B)	Not required.

(C)	The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows.

               Election of Directors:

				Broker
Name	For	Against	Abstain	Non-Votes
CLASS A
Larry D. Horner	4,645,145	10,880	-0-	-0-
Charles D. Murphy, III	4,645,145	10,880	-0-	-0-
Chester B. Vanatta	4,645,145	10,880	-0-	-0-
CLASS B
Cesar L. Alvarez	1,997,548	-0-	-0-	-0-
Anthony F. Bova	1,997,548	-0-	-0-	-0-
Phillip T. George, M.D.	1,997,548	-0-	-0-	-0-
Earl W. Powell	1,997,548	-0-	-0-	-0-
Jay Shuster	1,997,548	-0-	-0-	-0-
Peter Vandenberg, Jr.	1,997,548	-0-	-0-	-0-

(D)	Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A)	EXHIBITS

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	REPORTS ON FORM 8-K

Press Release of Atlantis Plastics, Inc. dated April 26, 2004 reporting the Company’s financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: August 10, 2004	By:	/s/ Anthony F. Bova

ANTHONY F. BOVA
President and Chief Executive Officer

Date: August 10, 2004	By:	/s/ Paul G. Saari

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