Form 10-Q
period 2004-09-30
ATLANTIS PLASTICS INC
filed 2004-11-12
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes    [   ]   No  [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Class A Common Stock, $.10 par value Class B Common Stock, $.10 par value	5,539,566 2,227,057

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

Part 1. Financial Information

Item 1. Financial Statements

     ATLANTIS PLASTICS, INC.

     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data) (unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$89,350	$76,640	$256,363	$211,516
Cost of sales	74,589	64,433	214,435	178,308

Gross profit	14,761	12,207	41,928	33,208
Selling, general and administrative expenses	8,453	6,776	23,879	20,750

Operating income	6,308	5,431	18,049	12,458
Interest expense	(1,346)	(1,490)	(4,052)	(4,510)
Other income, net	111	79	77	330

Income before provision for income taxes	5,073	4,020	14,074	8,278
Provision for income taxes	1,897	1,545	5,273	3,186

Net income	$3,176	$2,475	$8,801	$5,092

Earnings per share:
Basic	$0.41	$0.32	$1.14	$0.67
Diluted	$0.39	$0.32	$1.09	$0.66
Weighted average number of shares used in computing basic earnings per share (in thousands):
Basic	7,724	7,622	7,689	7,599
Diluted	8,131	7,782	8,108	7,700

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2004(1)	2003
ASSETS
Cash and cash equivalents	$68	$3,001
Accounts receivable, net of allowances of $1,175 and $1,281, respectively	46,412	39,601
Inventories	28,188	23,305
Other current assets	3,056	3,583
Deferred income tax assets	3,003	3,003

Total current assets	80,727	72,493
Property and equipment, net	57,691	60,347
Goodwill	47,212	47,212
Other assets	3,972	4,748

Total assets	$189,602	$184,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$33,614	$36,149
Current portion of long-term debt	6,449	10,487

Total current liabilities	40,063	46,636
Long-term debt, less current portion	67,172	66,713
Deferred income tax liabilities	13,372	12,731
Other liabilities	289	315

Total liabilities	120,896	126,395
Commitments and contingencies	—	—
Shareholders’ equity:
Class A Common Stock, $.10 par value, 20,000,000 shares authorized, 5,514,566 and 5,170,842 shares issued and outstanding in 2004 and 2003	551	517
Class B Common Stock, $.10 par value, 7,000,000 shares authorized, 2,227,057 and 2,456,981 shares issued and outstanding in 2004 and 2003	223	246
Additional paid-in capital	11,774	11,119
Notes receivable from sale of Common Stock	(483)	(1,317)
Retained earnings	56,641	47,840

Total shareholders’ equity	68,706	58,405

Total liabilities and shareholders’ equity	$189,602	$184,800

(1)	Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows From Operating Activities
Net income	$8,801	$5,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,527	8,824
Loan fee and other amortization	776	756
Interest receivable from shareholder loans	34	(35)
Deferred income taxes	641	(769)
Changes in operating assets and liabilities:
Accounts receivable	(6,811)	(11,097)
Inventories	(4,883)	2,654
Other current assets	527	2,836
Accounts payable and accrued expenses	(2,535)	(802)
Other assets and liabilities	(7)	(304)

Cash provided by operating activities	5,070	7,155

Cash Flows From Investing Activities
Capital expenditures	(5,894)	(5,447)
Proceeds from asset dispositions	4	—

Cash used for investing activities	(5,890)	(5,447)

Cash Flows From Financing Activities
Net borrowings under revolving credit agreements	5,600	400
Payments on long-term debt	(9,179)	(3,529)
Payments on notes receivable from shareholders	800	332
Proceeds from exercises of stock options	666	243

Cash used for financing activities	(2,113)	(2,554)

Decrease in cash and cash equivalents	(2,933)	(846)
Cash and cash equivalents at beginning of period	3,001	1,225

Cash and cash equivalents at end of period	$68	$379

Supplemental Disclosure of non-cash activities:
Non-cash change in accounts receivable and accounts payable in connection with supplier agreements	$423	$1,493

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2. Inventories

     The components of inventory consist of the following:

	September 30,	December 31,
(In thousands)	2004	2003
Raw Materials	$18,406	$12,187
Work in Process	321	246
Finished Products	9,461	10,872

Total	$28,188	$23,305

Note 3. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$3,176	$2,475	$8,801	$5,092
Weighted average shares outstanding – basic	7,724	7,622	7,689	7,599
Net effect of dilutive stock options – based on treasury stock method	407	160	419	101

Weighted average shares outstanding – diluted	8,131	7,782	8,108	7,700
Earnings per share – basic	$0.41	$0.32	$1.14	$0.67
Earnings per share – diluted	$0.39	$0.32	$1.09	$0.66

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

     For pro forma disclosure purposes, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$3,176	$2,475	$8,801	$5,092
Add:
Employee stock option expense included in reported net income, net of related income tax effects	—	—	—	—
Less:
Total employee stock option expense determined under fair value based method for all awards, net of related income tax effects	(38)	(30)	(115)	(97)

Pro forma	$3,138	$2,445	$8,686	$4,995
Basic earnings per share:
As reported	$0.41	$0.32	$1.14	$0.67
Pro forma	$0.41	$0.32	$1.13	$0.66
Diluted earnings per share:
As reported	$0.39	$0.32	$1.09	$0.66
Pro forma	$0.38	$0.31	$1.07	$0.65

Note 5. Capital Structure

     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the nine months ended September 30, 2004, 229,924 shares of Class B Common Stock were converted into Class A Common Stock. There were no shares converted during 2003.

Note 6. Segment Information

     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Nine Months Ended September 30, 2004
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated
Net sales	$161,651	$75,969	$18,743	$—		$256,363
Operating income	9,375	6,043	2,631	—		18,049
Identifiable assets	82,270	57,245	27,819	22,268	(1)	189,602
Capital expenditures	796	3,438	859	801		5,894
Depreciation	4,083	2,996	743	705		8,527

Nine Months Ended September 30, 2003
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated
Net sales	$136,598	$58,888	$16,030	$—		$211,516
Operating income	7,025	3,098	2,335	—		12,458
Identifiable assets	95,507	46,745	23,117	11,787	(1)	177,156
Capital expenditures	1,632	3,114	574	127		5,447
Depreciation	4,548	2,681	735	860		8,824

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 7. New Accounting Standards

     In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46R”). The Company was required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any variable interest entities (VIEs) in which it holds a variable interest that was acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company adopted the provisions of FIN 46R as of March 31, 2004; however, as it does not currently hold any VIEs, the adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

     On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments, including stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. A calendar-year company therefore would be required to apply SFAS 123R beginning July 1, 2005 and could choose to apply SFAS 123R retroactively for the January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005. The cumulative effect of the adoption, if any, would be measured and recognized on July 1, 2005. Furthermore, companies can choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005 (or even in the fourth quarter of 2004 if the FASB issues the final Statement prior to those financial statements). The Company is currently evaluating the impact of this standard pending issuance.

Note 8. Subsequent Event

     On November 9, 2004, the Company, through a wholly owned subsidiary, acquired the business and certain assets and also assumed certain specific liabilities of LaVanture Plastic Extrusion Technologies, Inc., and Molded Designs Technology, Inc., (collectively “LaVanture”). LaVanture manufactures profile extruded and injection molded plastic products primarily for OEMs in the recreational vehicle industry. The purchase price of $10 million was funded by borrowings in connection with an amendment to the Company’s existing senior credit facility. The amendment, effective November 9, 2004, increased the availability of the senior credit facility from $110 million to $120 million, and increased the amount drawn by $10 million. The amendment also changed certain covenants of the senior credit facility, including the maximum funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), capital expenditure limitation, and minimum EBITDA requirements.

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

     Profile Extrusion manufactures custom profile extruded plastic products, primarily for use in both trim and functional applications in commercial and consumer products, including recreational vehicles (where we have a leading market share), mobile homes, residential doors and windows, office furniture, and appliances.

     Selected income statement data for the quarterly periods ended March 31, 2003 through September 30, 2004 are as follows:

	2004			2003
($ in millions)	9/30	6/30	3/31	12/31	9/30	6/30	3/31
NET SALES
Plastic Films	$56.9	$54.1	$50.7	$49.8	$49.1	$41.4	$46.1
Injection Molding	26.1	26.1	23.8	22.5	21.6	20.5	16.8
Profile Extrusion	6.4	6.6	5.7	5.3	5.9	5.3	4.8

Total	$89.4	$86.8	$80.2	$77.6	$76.6	$67.2	$67.7
GROSS MARGIN
Plastic Films	16%	15%	15%	18%	15%	14%	16%
Injection Molding	16%	17%	16%	16%	15%	14%	13%
Profile Extrusion	24%	25%	23%	19%	25%	26%	25%

Total	17%	16%	16%	18%	16%	15%	16%
OPERATING MARGIN
Plastic Films	6%	6%	6%	8%	6%	2%	6%
Injection Molding	8%	8%	8%	7%	7%	5%	4%
Profile Extrusion	14%	15%	12%	7%	15%	14%	14%

Total	7%	7%	7%	8%	7%	4%	6%

Results of Operations

Net Sales

     Net sales for the quarter and nine months ended September 30, 2004 were $89.4 million and $256.4 million, respectively, compared to $76.6 million and $211.5 million, respectively, for the comparable periods in 2003.

     Net sales for our Plastic Films segment for the quarter and nine months ended September 30, 2004 increased 16% and 18%, respectively, compared to the quarter and nine months ended September 30, 2003. These increases are due to both volume increases and increased selling prices reflective of higher resin costs compared to the prior year. Sales volume (measured in pounds) for the quarter and nine months ended September 30, 2004 increased 8% and 12%, respectively, compared to the quarter and nine months ended September 30, 2003.

     Net sales for our Injection Molding segment for the quarter and nine months ended September 30, 2004 increased 21% and 29%, respectively, compared to the quarter and nine months ended September 30, 2003. These increases are primarily attributable to growth in our building products line and strength within our custom injection molding business.

     Net sales for our Profile Extrusion segment increased 8% and 17%, respectively, for the quarter and nine months ended September 30, 2004 as compared to the prior year. These increases are a result of continued growth in the recreational vehicle sector as well as business from new customers.

Gross Margin and Operating Margin

     Gross margin for the quarter and nine months ended September 30, 2004 was 17% and 16%, respectively, compared with 16% for the quarter and nine months ended September 30, 2003. Operating margin was 7% for the quarter and nine months ended September 30, 2004 compared with 7% and 6%, respectively, for the quarter and nine months ended September 30, 2003. These increases in gross margin and operating margin are primarily due to higher sales volumes resulting in improvements in asset utilization rates.

     In the Plastic Films segment, gross margin for the quarter and nine months ended September 30, 2004 increased to 16% from 15% for the same periods in 2003. For the quarter ended September 30, 2004, operating margin remained steady at 6% and increased from 5% to 6% for the nine months ended September 30, 2004. These increases in margins for 2004 can be attributed primarily to higher sales volumes compared to the prior year. The overall resin market has continued to be volatile in 2004, with resin prices increasing approximately 10% during the nine months ended September 30, 2004 when compared to the same period in 2003.

     In the Injection Molding segment, gross margin increased to 16% for the quarter and nine months ended September 30, 2004 compared to 15% and 14%, respectively, for the quarter and nine months ended September 30, 2003. Operating margin increased to 8% for the quarter and nine months ended September 30, 2004 compared with 7% and 5%, respectively, for the quarter and nine months ended September 30, 2003. The increases in gross margin and operating margin are primarily a result of strong growth within our building products line as well as growth within our traditional custom injection molded business.

     In the Profile Extrusion segment, gross margin decreased from 25% to 24% for the quarter and nine months ended September 30, 2004. Operating margins for the quarter and nine months ended September 30, 2004 were 14% compared to 15% for the same periods last year.

Selling, General, and Administrative Expense

     Selling, general, and administrative expense increased to $8.5 million and $23.9 million, respectively, for the quarter and nine months ended September 30, 2004, from $6.8 million and $20.8 million, respectively, for the quarter and nine months ended September 30, 2003. The increases are primarily attributable to higher incentive compensation costs.

Interest Expense

     Interest expense decreased 10% for both the quarter and nine months ended September 30, 2004 compared to the same periods in 2003. The decline in interest expense is primarily attributable to lower average outstanding borrowings than the prior year.

Operating and Net Income

     As a result of the factors described above, operating income increased to $6.3 million, or 7% of net sales, during the quarter ended September 30, 2004 compared to $5.4 million, or 7% of net sales, for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, operating income increased to $18.0 million, or 7% of net sales, compared to $12.5 million, or 6% of net sales, for the nine months ended September 30, 2003.

     Net income and basic and diluted earnings per share for the quarter and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$3,176	$2,475	$8,801	$5,092
Earnings per share – basic	$0.41	$0.32	$1.14	$0.67
Earnings per share – diluted	$0.39	$0.32	$1.09	$0.66

Liquidity and Capital Resources

     At September 30, 2004, we had $73.6 million of outstanding indebtedness, $0.1 million in cash and cash equivalents, and an additional $21.8 million of unused availability under our senior secured credit facility, net of outstanding letters of credit of approximately $1.6 million. Substantially all of our accounts receivable, inventories, and property and equipment are pledged as collateral under our senior secured credit facility. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Presently, we do not have any material commitments for future capital expenditures.

     On November 9, 2004, we acquired the business and certain assets and also assumed certain specific liabilities of LaVanture Plastic Extrusion Technologies, Inc., and Molded Designs Technology, Inc., (collectively “LaVanture”). LaVanture manufactures profile extruded and injection molded plastic products primarily for OEMs in the recreational vehicle industry. The purchase price of $10 million was funded by borrowings in connection with an amendment to our existing senior credit facility. The amendment, effective November 9, 2004, increased the availability of the senior credit facility from $110 million to $120 million, and increased the amount drawn by $10 million. The amendment also changed certain covenants of the senior credit facility, including the maximum funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), capital expenditure limitation, and minimum EBITDA requirements.

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

Cash Flows from Operating Activities

     For the nine months ended September 30, 2004, net cash provided by operating activities was $5.1 million compared to net cash provided by operating activities of $7.2 million for the nine months ended September 30, 2003. The difference between net income of $8.8 million and the $5.1 million net cash provided by operating activities for the nine months ended September 30, 2004 is predominantly attributable to a $6.8 million increase in accounts receivable due to increased net sales, an increase in inventory of $4.9 million primarily due to higher resin prices, and a $2.5 million reduction of accounts payable and accrued expenses offset by $8.5 million of depreciation and amortization expense.

Cash Flows from Investing Activities

     Net cash used for investing activities increased to $5.9 million for the nine months ended September 30, 2004, from $5.4 million for the nine months ended September 30, 2003 and consisted of capital expenditures.

Cash Flows from Financing Activities

     Net cash used for financing activities for the nine months ended September 30, 2004 was $2.1 million compared with net cash used for financing activities of $2.6 million for the nine months ended September 30, 2003. Net cash used for financing activities for the nine months ended September 30, 2004 reflects net repayments of debt in the amount of $3.6 million offset by the receipt of $0.8 million in payments on shareholder notes and proceeds from the exercise of stock options of $0.7 million.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46R”). We were required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any variable interest entities (VIEs) in which we hold a variable interest that was acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We adopted the provisions of FIN 46R as of March 31, 2004; however, as we do not currently hold any VIEs, the adoption of this pronouncement did not have any effect on our consolidated financial statements.

     On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments, including stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. A calendar-year company therefore would be required to apply SFAS 123R beginning July 1, 2005 and could choose to apply SFAS 123R retroactively for the January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005. The cumulative effect of the adoption, if any, would be measured and recognized on July 1, 2005. Furthermore, companies can choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005 (or even in the fourth quarter of 2004 if the FASB issues the final Statement prior to those financial statements). We are currently evaluating the impact of this standard pending issuance.

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

ATLANTIS PLASTICS, INC.

Date: November 11, 2004	By:	/s/ Anthony F. Bova

ANTHONY F. BOVA
President and Chief Executive Officer

Date: November 11, 2004	By:	/s/ Paul G. Saari

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