Form 10-K
period 2004-12-31
ATLANTIS PLASTICS INC
filed 2005-03-31
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 1-9487

ATLANTIS PLASTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1088270

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1870 The Exchange, Suite 200, Atlanta, Georgia	30339

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (800) 497-7659

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Class A Common Stock,	The NASDAQ Stock Market
$.10 par value per share	Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☑

     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant on June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53,182,638. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Class A Common Stock, $.10 par value, and Class B Common Stock, $.10 par value, of the registrant outstanding as of February 28, 2005 were 5,650,958 and 2,142,665, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document have been incorporated by reference into the parts indicated: The registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report – Part III (Items 10-14).

ATLANTIS PLASTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2004

		Page
Part I

Item 1.	Business	3

Item 2.	Properties	13

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14

Item 6.	Selected Financial Data	15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 8.	Financial Statements and Supplementary Data	24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44

Item 9A.	Controls and Procedures	44

Item 9B.	Other Information	44

Part III

Item 10.	Directors and Executive Officers of the Registrant	45

Item 11.	Executive Compensation	45

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45

Item 13.	Certain Relationships and Related Transactions	45

Item 14.	Principal Accountant Fees and Services	45

Part IV

Item 15.	Exhibits and Financial Statement Schedules	45

Signatures Certifications		50 52
EX-3.1
EX-3.2
EX-10.3
EX-10.22
EX-10.23
EX-23.1
EX-31.1
EX-31.2
EX-32

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

ITEM 1. BUSINESS

Overview

     Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, is a leading manufacturer of high quality specialty plastic films and custom molded and extruded plastic products used for storage and transportation, food service, appliance, automotive, commercial and consumer applications. We currently operate 16 manufacturing plants located throughout the United States, and we believe we are a low-cost producer in many of our product lines. We operate through three operating business segments: Plastic Films, Injection Molding and Profile Extrusion.

     Plastic Films, which accounted for approximately 64% of our net sales in 2004, is a leading manufacturer of specialty plastic films. The Plastic Films segment is comprised of three operating divisions: (1) Stretch Films, (2) Custom Films and (3) Institutional Products. Stretch Films produces high-quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications. We believe we are one of the largest producers of stretch films in the United States. Custom Films produces customized monolayer and multilayer specialty plastic films used as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications, and as industrial and protective packaging. Institutional Products converts custom films into disposable products such as tablecovers, gloves and aprons, which are used primarily in institutional foodservice.

     Injection Molding, which accounted for approximately 29% of our net sales in 2004, is a leading manufacturer of both custom and proprietary injection molded products. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers, or OEMs, in the home appliance, automotive parts, recreational vehicle and construction industries. Injection Molding also manufactures a line of proprietary plastic “cedar shake” siding panels for the home building industry and residential replacement market under the Cedarway® trade name.

     Profile Extrusion, which accounted for approximately 7% of our net sales in 2004, is a manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances. We believe we are one of the leading manufacturers of custom extruded plastic products for recreational vehicles.

Industry Overview

     Plastic Films. We participate in the flexible plastic films industry, which generated approximately 13.1 billion pounds in 2003, according to a 2004 industry report from The Freedonia Group. The flexible plastic films industry is populated by a few large and many smaller firms. Smaller firms tend to compete in geographic areas to minimize transportation costs and focus on a few products for specialized or niche markets. Growth in the flexible plastic films industry is expected to be driven by the increased use of plastic films for packaging applications, primarily because of its performance and cost advantages over rigid packaging. Within the plastic films industry, we manufacture linear low-density polyethylene, or LLDPE, stretch films and custom films. Demand for LLDPE stretch films was approximately 1.1 billion pounds in 2003 according to The Freedonia Group. Growth in stretch films is driven by a favorable outlook for manufacturing activity and cost and performance advantages over competing materials. Demand for LLDPE based custom films was approximately 1.4 billion pounds in 2003, according to the The Freedonia Group. Growth in custom films is driven by product differentiation and cost advantages over rigid packaging.

     Injection Molding. Injection molding is among the most widely utilized industrial plastic processes, generating market demand of approximately 14.1 billion pounds of resin, or approximately $8.0 billion in revenue, in 2003 according to The Freedonia Group. The injection molding industry is highly fragmented with an emphasis on regional markets. Growth in injection molding is expected to be driven by the increased usage of plastic components for consumer products, appliances, automobiles, computers, medical devices and other applications.

     Profile Extrusion. Much like the injection molding industry, the profile extrusion industry is highly fragmented with an emphasis on regional markets. Growth in the profile extrusion industry is expected to be driven primarily by the trend toward outsourcing by OEMs.

Our Business Strategies

     Increase Market Penetration. While many of our businesses are leaders in the market segments they serve, we believe we have substantial opportunities to expand our customer base and deepen our market penetration. We are focused on increasing sales to new and existing customers by continuously improving existing products and expanding our product offerings through innovation. We believe we can increase market penetration and deepen our current customer relationships through the co-development of low-cost, high quality component parts in our Injection Molding segment. We continue to increase our penetration of the recreational vehicle and manufactured housing markets by enhancing our position as a low-cost provider and the introduction of new proprietary products. We are focused on expanding our customer base in our Plastic Films segment through enhanced customer service.

     Expand Product Offerings. We have a history of new product development, and we plan to continue our successful product development efforts across all of our businesses. In particular, we will dedicate additional resources to expand our Injection Molding segment, where we believe there is an excellent opportunity to increase net sales and improve overall margin, and we expect to introduce new proprietary products in our Profile Extrusion segment, including a line of extruded siding accessories. Since the introduction of our “cedar shake” products in 2000, net sales from building products has grown from $0.7 million in 2000 to $20.8 million for 2004.

     Maximize Operating Efficiencies. We continually seek to improve our operating efficiencies by reducing costs, increasing our recovery rates and maintaining operational flexibility. In order to achieve this goal, we will continue to make prudent investments in our operations and people. For example, we believe we can continue to achieve cost savings in our Plastic Films segment through further reduction of materials usage and labor through the use of statistical process improvement methods in our current manufacturing facilities. Additionally, we look to increase manufacturing efficiencies and profitability in our Injection Molding segment through the further use of robotics, streamlining materials flow and by focusing on waste reduction.

     Pursue Acquisitions at Reasonable Valuations. We have experience in completing acquisitions and integrating them into our existing businesses as evidenced by our acquisitions of Rio Grande in October 2002 and LaVanture in November 2004. We believe this expertise will enable us to continue to identify and pursue attractive opportunities in the future. We will continue to seek acquisition candidates at reasonable valuations and integrate them into our existing operations.

Products

     Stretch Film. We believe we are one of the largest producers of stretch films in the United States. We manufacture both monolayer and multilayer stretch films used primarily to wrap pallets of industrial and commercial goods for shipping or storage. Secondary markets for stretch film products include the bundling of non-palletized products such as carpet rolls, construction materials, furniture and paper. Stretch films are typically produced using linear low-density polyethylene resins and other materials, and are manufactured using both blown and cast extrusion processes to meet rigid customer specifications. We have over 400 SKU’s in the machine wrap and hand wrap segment. We are one of the two original producers of stretch films and, as a result, our Linear branded products enjoy considerable brand equity. Our product offerings include our highly successful Advantage stretch film line, which incorporates three stretch films types, and is marketed under the Linear brand product family.

     The principal attributes driving the demand for stretch films are as follows:

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

     Injection Molding. We produce custom thermoplastic components for small and large appliances, including refrigerators, air conditioners, dehumidifiers and dishwashers. The division also manufactures products for the automotive and building products markets.

     In addition, Injection Molding manufactures a proprietary line of cedar replica building panels for siding applications in residential and commercial construction markets. The line includes a “cedar shake” panel for siding applications sold under the Cedarway® brand name and proprietary “half-round” accent panels. These products provide a maintenance-free, cost-effective, easy-to-install, long-lasting alternative to wood, vinyl and aluminum siding products.

     Profile Extrusion. We produce and stock over 280 recreational vehicle components, and have grown our portfolio of building product related offerings to encompass 20 different products. The following are among the division’s largest volume products:

•	Double-Utility Trim. “Double-utility trim” is used in the siding industry and is manufactured under an exclusive licensing agreement.

•	PLY-J and Flex-Flash. PLY-J flexible “J” channel siding trim and Flex-Flash flexible drip edge flashing products were developed to seal and finish round-top windows. These products offer built-in mildew, mold and UV inhibitors, are easy to cut and install, and are manufactured in a variety of colors for convenience. We trademarked the PLY-J name in 1998 and received a patent on the Flex-Flash design in 1999.

•	Fluted Outside Corner. The Fluted outside corner is the newest of the extruded building components and is used primarily in the remodeling segment. This product is manufactured in a white color and has a highly defined and elegant look.

Sales and Marketing

     Stretch Film. Under the Linear brand name, we sell stretch film nationally to approximately 400 distributors of industrial packaging and directly to several large end-users. More than 90% of our stretch film volume is sold to distributors through our direct sales organization.

     Custom Films. We market specialty custom films for direct sale to end-users, as well as through distributors, with a majority of the division’s sales completed on an order-by-order basis. Our Custom Films’ sales and marketing personnel work closely with our technical group to develop specific solutions for a wide range of customer applications. The division is marketing its expanded coextrusion production capabilities in an effort to further penetrate the markets it serves.

     Institutional Products. This division sells primarily through a nation-wide broker network to numerous customers in the institutional food service, hospital and janitorial supply and party supply/retail store markets. Sales to both resellers and end-market retailers are completed on an order-by-order basis.

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

Manufacturing and Raw Materials

     Stretch Film. We manufacture our stretch film products utilizing both cast and blown extrusion technology in three facilities located in Sapulpa, Oklahoma; Nicholasville, Kentucky; and Fontana, California. We purchase several types of low density and linear low-density resins and other materials to manufacture our stretch film products.

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

     Injection Molding. We operate molding presses ranging from 30 to 1,000 tons and related secondary equipment at seven plants located in Henderson, Kentucky; Ft. Smith, Arkansas; Warren, Ohio; LaVergne, Tennessee; Jackson, Tennessee; Alamo, Texas; and Elkhart, Indiana. The variety of equipment configurations and plant locations enables us to fulfill customer requirements, including multiple components, various press sizes and secondary operations.

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

     Profile Extrusion. We manufacture our extruded plastic parts at our three facilities located in Elkhart, Indiana. Five basic types of compound materials are used in the manufacturing process. These materials are polyvinyl chloride in both rigid and flexible forms, polyethylene, polypropylene and thermoplastic rubber.

     The raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene. We select our suppliers on the basis of quality, price, technical support and service. We have contracts with resin manufacturers that allow us to achieve what we believe to be the best combination of price, resin availability and new product development support. We believe our relationships with our resin suppliers are good. We do not hedge the purchase of our raw materials. Virtually all of our plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, to date, we have not experienced any such shortages. We believe that there are adequate sources available to meet our raw material needs.

     We use over 300 million pounds of plastic resins annually. We believe that our large volume purchases of plastic resin have generally resulted in lower net raw material costs and enabled us to obtain shipments of raw materials even in periods of short supply.

     The primary plastic resins we use are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during 1999 through 2004. See Item 1, “Business - Factors That May Affect Future Results.”

Competition

     Our operating units face intense competition from numerous competitors, several of which have greater financial resources than we do. In addition, the markets for certain of our products are characterized by a low cost of entry or competition based primarily on price.

     Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, price, service (including the manufacturer’s ability to supply customers in a timely manner), and product differentiation. We believe Plastic Films successfully competes on the basis of its established reputation for service and quality, as well as its position as an innovative, efficient, low-cost producer.

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

Backlog

     Our total backlog at December 31, 2004 was approximately $29.1 million, compared to approximately $17.7 million at December 31, 2003. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory order adjustments.

Information Concerning Atlantis Plastics

     We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “Investors” link at our website, located at www.atlantisplastics.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is expressly not incorporated by reference into this Annual Report on Form 10-K.

     Additionally, we have adopted a written Code of Ethics that applies to our principal executive officer and senior financial officers. This Code of Ethics is available free of charge through the “Corporate Governance” link on our website.

Employees

     As of December 31, 2004, we employed 1,377 persons, compared with 1,347 persons at December 31, 2003. None of our employees are covered by collective bargaining agreements, and we believe that we have good relations with our employees.

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

     While we cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance because of continually changing compliance standards and technology, we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, we have not accrued any amounts relating to achieving compliance with currently promulgated environmental laws and regulations. See Item 1, “Business — Factors That May Affect Future Results.”

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

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling future obligations.

     As of March 22, 2005, we had $195 million of outstanding indebtedness, approximately $110 million in cash and cash equivalents and an additional approximate $23.4 million of unused availability under our new credit facilities, net of outstanding letters of credit of $1.6 million. Substantially all of the $110 million in cash and cash equivalents will be used to pay a special dividend of $103.2 million to our stockholders and $4.4 million of option cancellation payments in April 2005.

     Our substantial indebtedness could have negative consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, including our ability to pursue attractive acquisition opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, our credit agreements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

We face intense competition that could result in our losing or failing to gain market share and adversely affect our results of operations.

     We face intense competition from numerous competitors, several of which have greater financial resources than us. In addition, the markets for certain of our products are characterized by low cost of entry or competition based primarily on price. This intense competition could result in pricing pressures, lower sales, reduced margins and lower market share.

     Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments competing on the basis of quality, price, service (including the manufacturer’s ability to supply customers in a timely manner) and product differentiation.

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

     Profile Extrusion competes regionally with a number of smaller extruders that focus on specialized niche markets, competing on the basis of cost, quality and service levels.

     There can be no assurance that we will continue to compete successfully in the markets for our products or that competition in such markets will not intensify.

Our financial performance is dependent on raw material prices and our ability to pass on price increases to customers.

     The primary raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene. Our financial performance therefore is dependent to a substantial extent on the polyethylene resin market. The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to substantial cyclical price fluctuations and other market disturbances, including supply shortages. Consequently, plastic resin prices may fluctuate as a result of changes in natural gas and crude oil prices. While we attempt to pass through changes in the cost of our raw materials to our customers in the form of price increases, we cannot be assured that we will be able to do so in the future. To the extent that increases in the cost of plastic resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability. Furthermore, during periods when resin prices are falling, gross profits may suffer, as we will be selling products manufactured with resin purchased one to two months prior at higher prices.

Sales to one of our customers accounted for 13% of our net sales in 2004, and the loss of sales to that customer could harm our business, financial condition and results of operations.

     Sales to Whirlpool Corporation accounted for 13% of our net sales in 2004. A significant reduction in Whirlpool’s volume, or the loss of Whirlpool as a customer, could have a material adverse effect on our business, financial condition and results of operations.

Our acquisitions carry risks.

     Acquisitions and investments, including our recent acquisition of certain assets of LaVanture, involve numerous risks such as diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies and products, lack of market acceptance of new services and technologies or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. Impairment of goodwill and intangible assets may result if these risks materialize. There can be no assurance that an acquired business, including LaVanture, will perform as expected or generate significant net sales or profits. In addition, acquisitions may involve the assumption of obligations or significant one-time write-offs. In order to finance any future acquisitions, we may need to raise additional funds through public or private financings.

Our business may suffer if any of our key senior executives discontinues employment with us or if we are unable to recruit and retain highly qualified employees.

     Our future success depends to a large extent on the services of our key managerial employees. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees. The competition for these employees is intense, and the loss of these employees could harm our business.

Our intellectual property rights may be inadequate to protect our business.

     We attempt to protect our intellectual property rights through a combination of intellectual property laws, including patents. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

     We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

     We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot be assured that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected.

     We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of patent or other intellectual property infringement, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer, or rebrand our products, if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

     Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating profits and harm our future prospects.

If our products infringe on the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer.

     We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

Environmental, health and safety matters could require material expenditures and changes in our operations.

     We are subject to various environmental, health and safety laws and regulations which govern our operations and which may adversely affect our production costs. Actions by federal, state and local governments concerning environmental, health and safety matters could result in laws or regulations that could increase the cost of producing the products we manufacture or otherwise adversely affect the demand for our products. Certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types we produce. If such prohibitions or restrictions were widely adopted, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect on our business, financial condition and results of operations.

     In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Non-compliance could subject us to material liabilities, such as fines, damages, criminal or civil sanctions and remediation costs, or result in interruptions in our operations. We believe our operations are currently in substantial compliance with these laws and regulations. However, we cannot assure you that we have been or will be at all times in compliance with all of these requirements and that the resolution of these environmental matters will not have an adverse effect on our results of operations, financial condition and cash flows in any given period.

     Under certain environmental laws, liability for the cleanup of contaminated sites can be imposed retroactively and on a joint and several basis. We could be held responsible for all cleanup costs at a site, whether currently or formerly owned or operated as well as third party sites to which we may have sent waste, and regardless of fault or the legality of the original disposal. While we are not currently aware of contaminated or Superfund sites as to which material outstanding claims or obligations exist, there may be additional sites or contaminants of which we are unaware. The discovery of currently unknown contaminants or the imposition of cleanup obligations could have a material adverse effect on our results of operations or financial condition.

     Environmental laws and regulations are complex, and both the laws and regulations and the interpretation thereof, change frequently and have tended to become more stringent over time. Future developments could restrict or eliminate the use of, or require us to make modifications to our products, which could have a material adverse effect on our results of operations, financial condition and cash flows in any given period. Although we cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance, we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, we have not accrued any amounts relating to such expenditures. We do not currently have any insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

Our major shareholder has significant influence over our business and could delay, deter or prevent a change of control or other business combination.

     As of December 31, 2004, Earl Powell, our Chairman of the Board, holds approximately 46.7% of our voting power, and is able to exert significant control over our affairs, including the election of a majority of our board, the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. His interests could conflict with those of our other shareholders.

ITEM 2. PROPERTIES

     Our headquarters consists of approximately 11,400 square feet of office space, with an annual lease payment of approximately $162,000.

     The following table describes the manufacturing facilities we own or lease as of December 31, 2004. Substantially all of the owned facilities are pledged as collateral for debt. We believe that our manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

	Owned or	Building Area
Segment and Location	Leased	(square feet)
Plastic Films:
Stretch Films, Sapulpa, Oklahoma	Owned	126,544
Stretch Films, Nicholasville, Kentucky	Owned	130,000
Stretch Films, Fontana, California	Leased	95,080
Custom Films, Mankato, Minnesota	Owned	140,000
Institutional Products, Mankato, Minnesota	Leased	65,000
Custom Films, Cartersville, Georgia	Leased	58,500

Injection Molding:
Injection Molding, Henderson, Kentucky	Owned	133,000
Injection Molding, Jackson, Tennessee	Owned	50,835
Injection Molding, Ft. Smith, Arkansas	Owned	135,000
Injection Molding, Warren, Ohio	Owned	54,131
Injection Molding, LaVergne, Tennessee	Leased	38,000
Injection Molding, Alamo, Texas	Leased	98,000
Injection Molding, Elkhart, Indiana	Leased	22,000

Profile Extrusion:
Profile Extrusion, Elkhart, Indiana	Owned	88,000
Profile Extrusion, Elkhart, Indiana	Leased	35,200
Profile Extrusion, Elkhart, Indiana	Leased	63,300

ITEM 3. LEGAL PROCEEDINGS

     From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation where the outcome is expected to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Effective March 9, 2005, our Class A Common Stock is traded on The NASDAQ Stock Market and the Pacific Stock Exchange under the symbol “ATPL.” Prior to this date, our Class A Common Stock was traded on the American Stock Exchange (the “AMEX”) and the Pacific Stock Exchange under the symbol “AGH.” The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX for each quarter of the years 2004 and 2003:

	High	Low
2004
First Quarter	$15.50	$12.00
Second Quarter	$18.40	$14.25
Third Quarter	$19.25	$11.69
Fourth Quarter	$17.80	$13.99

2003
First Quarter	$5.25	$4.65
Second Quarter	$8.00	$4.70
Third Quarter	$7.82	$6.58
Fourth Quarter	$13.00	$7.10

     There is no public market for our Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.

     As of February 28, 2005, there were 145 holders of record of Class A Common Stock and 15 holders of record of Class B Common Stock.

Dividends

     We did not declare or pay any dividends during the year ended December 31, 2004. On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per Common share, payable April 8, 2005, to stockholders of record as of April 1, 2005. The dividend will aggregate approximately $103.2 million and will be funded by the proceeds from our new financing agreement entered into on March 22, 2005.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

Years Ended December 31,	2004	2003	2002	2001	2000
(in millions, except per share data)
Operating Data
Net sales	$347.8	$289.1	$248.6	$247.8	$250.3
Net income	11.5	8.2	2.4	0.7	0.2
Goodwill amortization*	—	—	—	1.8	1.6

Per Share Data
Net income:
Basic earnings per common share	$1.49	$1.08	$0.31	$0.10	$0.03
Diluted earnings per common share	$1.42	$1.06	$0.31	$0.10	$0.03

Financial Data
Total assets	$213.3	$185.7	$175.6	$169.6	$175.5
Total debt	87.7	77.2	88.9	88.9	98.6
Cash dividends declared per common share	—	—	—	—	—

*	The Company adopted Statement of Financial Accounting Standards No. 142 during 2002, which requires, among other items, the cessation of recording goodwill amortization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading U.S. manufacturer of high quality specialty plastic films and custom molded and extruded plastic products used for storage and transportation, food service, appliance, automotive, commercial and consumer applications. We currently operate 16 manufacturing facilities, and we believe we are a low-cost producer in many of our product lines. We operate through three operating business segments: Plastic Films, Injection Molding and Profile Extrusion.

     Plastic Films, which accounted for approximately 64% of our net sales in 2004, is a leading manufacturer of specialty plastic films. Plastic Films is comprised of three operating divisions: Stretch Films, Custom Films and Institutional Products. Stretch Films produces high-quality, multilayer plastic films that are used to cover, package and protect products for storage and transportation applications. We believe we are one of the largest producers of stretch films in the United States. Custom Films produces customized monolayer and multilayer specialty plastic films used as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications, and as industrial and protective packaging. Institutional Products converts custom films into disposable products such as tablecovers, gloves and aprons, which are used primarily in institutional food service.

     Injection Molding, which accounted for approximately 29% of our net sales in 2004, is a leading manufacturer of both custom and proprietary injection molded products. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers in the home appliance, automotive parts, recreational vehicle and construction industries. Injection Molding also manufactures a line of proprietary plastic “cedar shake” siding panels for the home building industry and residential replacement market under the Cedarway® trade name.

     Profile Extrusion, which accounted for approximately 7% of our net sales in 2004, is a manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances. We believe we are one of the leading manufacturers of custom extruded plastic products for recreational vehicles.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of these financial statements. The preparation of these financial statements also requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates, including those related to revenue recognition, intangible assets, sales returns and allowances, bad debts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition and accounts receivable: We recognize revenue upon shipment of our products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. The allowance for doubtful accounts is recorded based on specific review and analysis of customer account balances and historical trends. The allowance for sales returns is recorded based on management’s estimate of product returns, primarily based on historical trends. We perform ongoing credit assessments of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and any other relevant customer specific credit information. While historical credit losses have been within our expectations and the provisions established, it is possible that future credit losses could be higher or lower.

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

Goodwill: We review goodwill and identifiable intangible assets for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the goodwill or identifiable intangible assets below their carrying value. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate valuation methods.

     Specifically, we have net goodwill, which represents the purchase price over the fair value of identifiable assets and liabilities of acquired businesses, of $51.4 million and accumulated amortization of $22.5 million at December 31, 2004. Net goodwill and accumulated amortization were $47.2 million and $22.5 million, respectively, at December 31, 2003. Based upon our analysis, we have determined there has been no impairment of goodwill as of December 31, 2004 in accordance with SFAS 142.

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

     Net sales, gross profit, and operating income for our business segments for the years ended December 31, 2004, 2003, and 2002, were as follows (in thousands):

Years Ended December 31,	2004		2003		2002

Net Sales	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$222,221	64%	$186,431	65%	$165,013	66%
Injection Molding	99,899	29%	81,345	28%	61,807	25%
Profile Extrusion	25,682	7%	21,322	7%	21,766	9%

Total	$347,802	100%	$289,098	100%	$248,586	100%

Gross Profit	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$34,891	16%	$30,021	16%	$24,494	15%
Injection Molding	15,592	16%	11,893	15%	9,584	16%
Profile Extrusion	5,985	23%	5,026	24%	5,819	27%

Total	$56,468	16%	$46,940	16%	$39,897	16%

Operating Income	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$12,995	6%	$11,092	6%	$5,290	3%
Injection Molding	7,406	7%	4,765	6%	3,001	5%
Profile Extrusion	3,358	13%	2,688	13%	3,150	14%

Total	$23,759	7%	$18,545	6%	$11,441	5%

Comparison of Years Ended December 31, 2004 and 2003

Net Sales

     Net sales increased to $347.8 million in 2004, compared with $289.1 million in 2003, a 20% increase. Net sales for our Plastic Films segment increased to $222.2 million in 2004, compared with $186.4 million in 2003, a 19% increase. This increase was the result of a 10% increase in sales volume (measured in pounds) as well as increases in average selling prices in 2004. Net sales for our Injection Molding segment increased to $99.9 million in 2004, compared with $81.3 million in 2003, a 23% increase. This increase was the result of growth within both the segment’s building products business and custom injection molded products business. Net sales for our Profile Extrusion segment increased to $25.7 million in 2004, compared with $21.3 million in 2003, a 21% increase. This increase was primarily attributable to increased demand in both the manufactured housing and office furniture sectors.

Gross Profit

     Gross profit, as a percentage of net sales, remained flat at 16% in 2004, when compared with 2003. During 2004, our Plastic Films segment experienced volatility in raw material prices with average raw material prices increasing 13%. Despite the volatility in raw material prices, our Plastic Films segment’s gross margin remained steady at 16% in 2004 compared with 2003, due to our ability to pass through raw material cost increases. In our Injection Molding segment, gross margin increased to 16% in 2004, compared with 15% in 2003. This increase was primarily due to growth within the building products and custom molded products businesses. Our Profile Extrusion segment’s gross margin decreased to 23% in 2004 from 24% in 2003. This decrease can be attributed primarily to increases in raw material costs, which were not fully passed through to customers.

Selling, General and Administrative Expense

     Our selling, general and administrative (“SG&A”) expense increased to $32.7 million in 2004 compared with $28.4 million in 2003. SG&A expenses as a percentage of net sales decreased in 2004 to 9% from 10% in 2003.

Net Interest Expense and Income Taxes

     Interest expense, net of interest income, decreased 3% to $5.6 million in 2004 from $5.8 million in 2003. The decrease was the result of lower average borrowings and lower average interest rates in 2004.

     Our effective income tax rate was 37% for both 2004 and 2003. The effective income tax rate differed from the applicable federal statutory rate due to the effect of state income taxes.

Income

     As a result of the factors described above, operating income increased to $23.8 million, or 7% of net sales, in 2004, compared with $18.5 million, or 6% of net sales, in 2003. Net income and earnings per share amounts were as follows:

	2004	2003
Net income	$11.5 million	$8.2 million
Basic earnings per share	$1.49	$1.08
Diluted earnings per share	$1.42	$1.06

Comparison of Years Ended December 31, 2003 and 2002

Net Sales

     Net sales increased to $289.1 million in 2003, compared with $248.6 million in 2002, a 16% increase. Net sales for our Plastic Films segment sales increased to $186.4 million in 2003, compared with $165.0 million in 2002, a 13% increase. This increase was primarily the result of a 17% increase in average selling prices in 2003, which was partially offset by a 3% decline in sales volume (measured in pounds). Net sales for our Injection Molding segment increased to $81.3 million in 2003, compared with $61.8 million in 2002, a 32% increase. This increase was primarily the result of the acquisition of Rio Grande Plastic Products, Inc. in October 2002, which contributed approximately $9.8 million in net sales during the year, as well as growth within the segment’s building products business. Net sales for our Profile Extrusion segment decreased to $21.3 million in 2003, compared with $21.8 million in 2002, a 2% decrease. This decrease was primarily attributable to softer demand in the first half of the year in both the manufactured housing and office furniture sectors.

Gross Profit

     Gross profit, as a percentage of net sales, remained flat at 16% in 2003, when compared with 2002. During 2003, our Plastic Films segment experienced volatility in raw material prices with average raw material prices increasing 23%. Despite the volatility in raw material prices, our Plastic Films segment’s gross margin increased to 16% in 2003 compared with 15% in 2002, due to our ability to pass through raw material cost increases. In our Injection Molding segment, gross margin decreased to 15% in 2003, compared with 16% in 2002. This decrease was primarily due to start up costs incurred on new business. Our Profile Extrusion segment’s gross margin decreased to 24% in 2003 from 27% in 2002. This decrease can be attributed primarily to increases in raw material costs, which were not fully passed through to customers.

Selling, General and Administrative Expense

     Our selling, general and administrative (“SG&A”) expense decreased slightly to $28.4 million in 2003, compared with $28.5 million in 2002. SG&A expenses as a percentage of net sales decreased in 2003 to 10% from 11% in 2002.

Net Interest Expense and Income Taxes

     Interest expense, net of interest income, decreased 24% to $5.8 million in 2003 from $7.6 million in 2002. The decrease was the result of lower average interest rates and lower average borrowings in 2003.

     Our 2003 and 2002 effective income tax rate was 37% and 38%, respectively. The 2003 and 2002 effective income tax rate differed from the applicable federal statutory rate due to the effect of state income taxes.

Income

     As a result of the factors described above, operating income increased to $18.5 million, or 6% of net sales, in 2003, compared with $11.4 million, or 5% of net sales, in 2002. Net income and earnings per share amounts were as follows:

	2003	2002
Net income	$8.2 million	$2.4 million
Basic earnings per share	$1.08	$0.31
Diluted earnings per share	$1.06	$0.31

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, we had $87.7 million of outstanding indebtedness, $0.1 million in cash and cash equivalents, and an additional $16.3 million of unused availability under the then existing credit facility, net of outstanding letters of credit of approximately $1.6 million. Substantially all of our accounts receivable, inventories and property and equipment were pledged as collateral under this credit facility. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Our working capital, defined as current assets less current liabilities, at December 31, 2004 totaled $45.0 million (including cash and cash equivalents of $0.1 million), compared to $25.9 million (including cash and cash equivalents of $3.0 million) at December 31, 2003.

     On November 9, 2004, we acquired the business and certain assets and also assumed certain specific liabilities of LaVanture Plastics Extrusion Technologies, Inc., and Molded Designs Technology, Inc., (collectively “LaVanture”). LaVanture manufactures profile extruded and injection molded plastic products primarily for OEMs in the recreational vehicle industry. The purchase price of $10 million was funded by borrowings in connection with an amendment to our credit facility. The amendment, effective November 9, 2004, increased the availability of our credit facility from $110 million to $120 million, and increased the amount drawn by $10 million. The amendment also changed certain covenants of our credit facility, including the maximum funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), capital expenditure limitation, and minimum EBITDA requirements. We have also recorded a holdback reserve of approximately $500,000, which will be paid to the former owners of LaVanture upon satisfaction of outstanding previous obligations, or by June 30, 2005.

     On March 22, 2005, we completed the syndication of a new $220 million secured financing provided by a syndicate of banks and financial institutions. The new financing includes a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan facility maturing in September 2011 and a $75 million junior secured term loan facility maturing in March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility. The proceeds of the facility were used to repay our existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds will be used to pay a special dividend to our shareholders and to provide ongoing working capital. Along with the special dividend payment, we will pay approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options on the date the dividend is paid. (See below for further discussion). In conjunction with the cancellation of our previous credit facility, we will expense approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, we will expense approximately $500,000 of non-recurring financing expenses associated with a financing that was not consummated during January 2005.

     On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per common share, payable April 8, 2005, to shareholders of record as of April 1, 2005. This dividend will aggregate approximately $103.2 million and will be funded by the proceeds from our new financing arrangement. This dividend payment was contingent upon our reincorporation in the state of Delaware, which was approved by our shareholders and completed on March 15, 2005.

     On March 15, 2005, our shareholders approved the amendment and restatement of our 2001 Stock Award Plan. The amended and restated Plan increased the number of shares available for grant from 500,000 to 865,000 and allows us to grant stock based awards other than stock options, such as stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property.

     On January 31, 2005, we agreed to cancel certain outstanding stock options of Anthony F. Bova, President and Chief Executive Officer, which would have otherwise expired on that date. In exchange for the cancellation of his 350,000 shares, Mr. Bova will receive a cash payment of approximately $2.4 million on the date of the special dividend payment. The purpose of this option cancellation agreement is to provide Mr. Bova with a payment similar to the dividend he would otherwise have received on the shares issuable upon the exercise of the options cancelled.

     On March 11, 2005, we agreed to cancel the outstanding stock options of certain of our management, officers and directors (the “Participants”) for cash payments of approximately $2.0 million in aggregate in anticipation of the one-time dividend payment. The purpose of the option cancellation arrangements is to provide each Participant with a payment similar to the dividend he or she would otherwise have received on the shares issuable upon the exercise of the options to be cancelled. Accordingly, on the date the special dividend is paid to our shareholders, we will cancel an aggregate of 225,800 outstanding stock options previously granted to the Participants.

     As a result of the option cancellations described above, we expect to record related compensation expense in the amount of $408,000 during fiscal 2005 in accordance with the provisions of FAS 123R, which we adopted on January 1, 2005.

     We presently do not have any material commitments for future capital expenditures and expect to meet our short and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under our senior credit facility. We believe our cash flows from operations, available cash and available borrowings under our new credit facility will be adequate to meet our future liquidity needs for at least the next few years. See Item 1, “Business — Factors That May Affect Future Results.”

Cash Flows from Operating Activities

     Net cash provided by operating activities was approximately $7.0 million in 2004, compared with $21.0 million in 2003. The difference between our net income in 2004 of $11.5 million and our $7.0 million operating cash flow was primarily attributable to approximately $11.3 million of depreciation expense and a $4.1 million increase in accounts payable and accrued expenses offset by a $6.4 million increase in accounts receivable, due to a higher level of sales, and a $13.7 million increase in inventories primarily due to higher resin prices and a larger level of raw materials inventory.

Cash Flows from Investing Activities

     Net cash used for investing activities in 2004 totaled $22.3 million, compared with $7.0 million in 2003. The cash used for investing activities in 2004 included $9.4 million for the purchase of LaVanture and $12.9 million of capital expenditures related to capacity expansion within our building products and custom injection molding businesses. The cash used for investing activities in 2003 of $7.0 million consisted entirely of capital expenditures.

     We expect that our capital expenditures will aggregate approximately $15.0 million in fiscal 2005. This amount is comprised of approximately $8.5 million to fund expansion, primarily for our custom films business and our injection molding business, and $6.5 million for maintenance capital expenditures.

Cash Flows from Financing Activities

     Net cash provided by financing activities was $12.4 million in 2004, compared with net cash used for financing activities of $12.2 million in 2003. The cash provided by financing activities in 2004 reflects net borrowings of $10.5 million under our credit facilities, proceeds from the exercise of stock options of $1.0 million and repayments on notes receivable from shareholders of $0.8 million. The cash used for financing activities in 2003 reflects net debt repayments of $11.7 million and $1.1 million of refinancing costs associated with the senior credit facility, partially offset by $0.3 million in repayments on notes receivable from shareholders and $0.3 million of proceeds from the exercise of stock options.

     The following table summarizes our contractual obligations, including those resulting from the repayment of our credit facilities existing as of December 31, 2004 with the proceeds of our new debt facility entered into on March 22, 2005 as well as the repayment obligations under our new debt facility, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Maturity	Maturity	Maturity	Maturity
	less 1 yr	1-3 yrs	4-5 yrs	over 5 yrs
Debt principal	$88,646	$2,400	$2,400	$189,300
Operating leases	3,890	6,380	3,017	368

Total commitments	$92,536	$8,780	$5,417	$189,668

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments, including stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123R permits companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, and (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. This statement would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. A calendar-year company therefore would be required to apply SFAS 123R beginning July 1, 2005 and could choose to apply SFAS 123R retroactively for the January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005. Furthermore, companies can choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005. We adopted SFAS 123R as of January 1, 2005 using the modified retrospective method. The adoption resulted in the recognition of deferred compensation cost (a component of equity) of approximately $461,000 on January 1, 2005. Amortization of such deferred compensation to expense will be $53,000 for the period prior to the cancellation of all outstanding options as discussed in “Liquidity and Capital Resources.” Subsequent to the cancellation of all outstanding options, no further compensation expense will be recognized related to share based payments until any new share based payments are made.

     In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46R”). The interpretation was effective for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtained an interest after that date. We adopted the provisions of FIN 46R as of March 31, 2004; however, as we did not hold any VIEs at such time, the adoption of this pronouncement did not have any effect on our consolidated financial statements.

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

     Interest Rate Risk: We have entered into variable-rate debt that, at December 31, 2004, had an outstanding balance of $87.7 million. As of December 31, 2003, we had $77.2 million of outstanding variable-rate debt. Based on our variable-rate obligations outstanding at December 31, 2004, and December 31, 2003, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $0.2 million and $0.2 million, respectively. On March 22, 2005, we replaced the credit facility in place on December 31, 2004 and entered into a new financing agreement resulting in total outstanding variable rate-debt of $195.0 million. A 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest rate on this amount by approximately $0.5 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Pursuant to our new credit agreements, during the second quarter of 2005, we will enter into, and until maturity will maintain, interest rate protection for at least $77 million of our outstanding debt.

     Foreign Exchange Rate Risk: We have a Canadian dollar bank account and therefore are exposed to foreign exchange currency market risk. We have determined this risk to be immaterial at both December 31, 2004 and December 31, 2003 based on the balance maintained in that account and the overall level of our Canadian operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Atlantis Plastics, Inc.

We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 25, 2005

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002

Net sales	$347,802	$289,098	$248,586
Cost of goods sold	291,334	242,158	208,689

Gross profit	56,468	46,940	39,897

Selling, general and administrative expenses	32,709	28,395	28,456

Operating income	23,759	18,545	11,441

Interest expense, net of interest income of $53 in 2004, $153 in 2003 and $132 in 2002	(5,643)	(5,790)	(7,641)
Other income	168	324	34

Income before provision for income taxes	18,284	13,079	3,834

Provision for income taxes	6,769	4,839	1,456

Net income	$11,515	$8,240	$2,378

Basic earnings per share	$1.49	$1.08	$0.31
Diluted earnings per share	$1.42	$1.06	$0.31

Weighted average number of shares used in computing earnings per share:
Basic	7,709	7,606	7,569
Diluted	8,131	7,750	7,578

See accompanying notes.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2004	2003

Assets
Cash and cash equivalents	$51	$3,001
Accounts receivable (net of allowances of $1,228 and $1,281)	45,982	39,601
Inventories	38,186	23,305
Other current assets	4,760	3,583
Deferred income tax assets	3,978	3,003

Total current assets	92,957	72,493

Property and equipment, net	64,165	60,347
Goodwill, net of accumulated amortization	51,413	47,212
Other assets	4,759	5,646

Total assets	$213,294	$185,698

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$41,048	$36,149
Current maturities of long-term debt	6,955	10,487

Total current liabilities	48,003	46,636

Long-term debt	80,790	66,713
Deferred income tax liabilities	11,211	12,731
Other liabilities	1,013	1,213

Total liabilities	141,017	127,293

Commitments and contingencies	—	—

Shareholders’ equity
Class A Common Stock; $0.10 par value; 20,000,000 shares authorized, 5,556,566 and 5,170,842 shares issued and outstanding in 2004 and 2003	556	517
Class B Common Stock; $0.10 par value; 7,000,000 shares authorized, 2,227,057 and 2,456,981 shares issued and outstanding in 2004 and 2003	223	246
Additional paid-in capital	12,595	11,119
Notes receivable from sale of common stock	(452)	(1,317)
Retained earnings	59,355	47,840

Total shareholders’ equity	72,277	58,405

Total liabilities and shareholders’ equity	$213,294	$185,698

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

				Notes		Total
	Class A	Class B	Additional	Receivable		Share-
	Common	Common	Paid-In	from Sale of	Retained	holders’
( in thousands)	Stock	Stock	Capital	Common Stock	Earnings	Equity

Balance at January 1, 2002	$496	$257	$10,677	$(1,589)	$37,222	$47,063

Net income	—	—	—	—	2,378	2,378
Exercise of stock options	5	—	175	—	—	180
Conversion of Class B to Class A Common Stock	11	(11)	—	—	—	—
Payments on notes received for sale of Common Stock , net	—	—	—	(93)	—	(93)

Balance at December 31, 2002	512	246	10,852	(1,682)	39,600	49,528

Net income	—	—	—	—	8,240	8,240
Exercise of stock options	5	—	267	—	—	272
Payments on notes received for sale of Common Stock , net	—	—	—	365	—	365

Balance at December 31, 2003	517	246	11,119	(1,317)	47,840	58,405

Net income	—	—	—	—	11,515	11,515
Income tax benefit from option exercises	—	—	483	—	—	483
Exercise of stock options	16	—	993	—	—	1,009
Conversion of Class B to Class A Common Stock	23	(23)	—	—	—	—
Payments on notes received for sale of Common Stock , net	—	—	—	865	—	865

Balance at December 31, 2004	$556	$223	$12,595	$(452)	$59,355	$72,277

See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2004	2003	2002

Operating Activities:
Net income	$11,515	$8,240	$2,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and other amortization	11,340	11,760	11,678
Loan fee amortization	1,029	1,012	220
Interest receivable from shareholder loans	31	33	(75)
(Gain) loss on disposal of assets	(29)	—	153
Income tax benefit from stock option exercises	483	—	—
Deferred income taxes	80	1,605	(824)
Change in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(6,381)	(11,035)	2,853
Inventories	(13,659)	(1,347)	(5,406)
Other current assets	(1,177)	1,566	(82)
Accounts payable and accrued expenses	4,093	8,037	3,182
Other assets and liabilities	(297)	1,159	251

Cash provided by operating activities	7,028	21,030	14,328

Investing Activities:
Capital expenditures	(12,943)	(7,033)	(9,546)
Purchase of business	(9,404)	—	(1,885)
Proceeds from asset dispositions	4	—	1,642

Cash used for investing activities	(22,343)	(7,033)	(9,789)

Financing Activities:
Borrowings (repayments) under senior credit facility	11,058	(7,200)	13,300
(Repayments) borrowings under term loans	(513)	(3,900)	75,000
Retirement of Senior Notes	—	—	(49,325)
Repayments under old credit agreement	—	—	(21,500)
Repayments on long-term debt	—	(604)	(17,461)
Financing costs associated with senior credit facility	(23)	(1,121)	(4,381)
Repayments on notes receivable from shareholders	834	332	96
Proceeds from exercise of stock options	1,009	272	20

Cash provided by (used for) financing activities	12,365	(12,221)	(4,251)

(Decrease) increase in cash and cash equivalents	(2,950)	1,776	288
Cash and cash equivalents at beginning of year	3,001	1,225	937

Cash and cash equivalents at end of year	$51	$3,001	$1,225

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,689	$4,003	$7,364
Income taxes, net of refunds	$7,854	$1,119	$2,107

Supplemental schedule of non-cash investing and financing activities:
Leases obtained in acquisition	$—	$—	$1,978
Non-cash reduction of accounts receivable and accounts payable in connection with supplier agreements	$851	$107	$344

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

     Atlantis Plastics, Inc. (“Atlantis” or the “Company”) through its wholly owned subsidiaries is a leading U.S. manufacturer of polyethylene stretch and custom films used in a variety of industrial and consumer applications, and molded plastic products for the appliance, automotive, recreational vehicle and building supply industries. The Company’s operations are reported as three segments: Plastic Films, Injection Molding, and Profile Extrusion.

     Plastic Films manufactures stretch films, which are monolayer or multilayer plastic films used principally to wrap pallets of industrial and commercial goods for shipping or storage and custom film products that include high-grade laminating films, embossed films and specialty films which serve the furniture, carpeting, textile, lamination, medical, beauty aids, manufacturing, and food packaging industries. Plastic Films also produces disposable consumer and institutional plastic products to the food service, party supply, and school and collegiate markets.

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

     The following is a summary of the Company’s significant accounting policies:

Basis of presentation: The consolidated financial statements include the accounts of Atlantis, its subsidiaries and certain assets and liabilities held in a Rabbi Trust related to an employee supplemental benefit plan. All material intercompany balances and transactions have been eliminated.

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

Revenue recognition and accounts receivable: The Company recognizes revenue upon shipment of its products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. The allowance for doubtful accounts is recorded based on specific review and analysis of customer account balances and historical trends. The allowance for sales returns is recorded based on management’s estimate of product returns, primarily based on historical trends. The Company performs ongoing credit assessments of its customers and adjusts credit limits based upon payment history, the customer’s current credit worthiness and any other relevant customer specific credit information. Historical credit losses have been within our expectations and the provisions established.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management periodically reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory.

Goodwill: The Company reviews goodwill and identifiable intangible assets for impairment on an annual basis as of October 1, or on an interim basis if an event occurs that might reduce the fair value of the goodwill or identifiable intangible assets below their carrying value. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate valuation methods.

     Specifically, the Company has goodwill in excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses of $51.4 million and $47.2 million as of December 31, 2004 and 2003, respectively. These amounts are net of accumulated amortization of $22.5 million at both December 31, 2004 and 2003. Based upon its analysis, management has determined there has been no impairment of goodwill as of December 31, 2004 in accordance with SFAS 142.

     The changes in the carrying amount of goodwill as recorded at each of the Company’s segments for the years ended December 31, 2004 and 2003 are summarized as follows:

	Plastic	Injection	Profile
	Films	Molding	Extrusion	Total
Balance as of December 31, 2003	$31.1	$10.0	$6.1	$47.2
Goodwill acquired during the year	—	—	4.2	4.2

Balance as of December 31, 2004	$31.1	$10.0	$10.3	$51.4

     At December 31, 2004 and 2003, the Company had other intangible assets of $0.4 million and accumulated amortization on these assets of approximately $0.1 million.

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

Property and equipment: Property and equipment are carried at cost less accumulated depreciation. Depreciation has been computed using the straight-line method based on the estimated useful lives of the respective assets. Such useful lives generally fall within the following ranges: buildings and improvements — 15 to 30 years; office furniture and equipment — 5 to 10 years; manufacturing equipment — 5 to 11 years; vehicles — 3 to 8 years; and computer hardware and software — 3 to 5 years.

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

     The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2003 and 2002, respectively: dividend yield of 0% for both years; volatility of 60% and 54%; risk-free interest rates of 3.53% and 3.34%, and an expected life of six years for all grants. There were no grants in 2004.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands, except per share data):

(in thousands, except per share data)	2004	2003	2002

Net income:
As reported	$11,515	$8,240	$2,378
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	150	132	167

Pro forma net income	$11,365	$8,108	$2,211

Basic net income per share:
As reported	$1.49	$1.08	$0.31
Pro forma	$1.47	$1.07	$0.29
Diluted net income per share:
As reported	$1.42	$1.06	$0.31
Pro forma	$1.39	$1.05	$0.29

Shipping and handling costs: The Company records costs incurred for shipping and handling in cost of sales.

Amortization: Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt agreements utilizing either: (i) the effective interest method, or (ii) the straight-line method when the results do not materially differ from the effective interest method. The Company currently utilizes the straight-line method for all deferred financing costs.

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

Financial instruments: The fair value of current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying values due to the short maturity of the instruments. The carrying amounts of the Company’s total indebtedness at December 31, 2004 and 2003 approximate their fair values as they bear interest at variable market rates.

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. The Company’s three largest trade receivable balances as of December 31, 2004 represented 33% of the Company’s net accounts receivable, compared with 34% as of December 31, 2003. At December 31, 2004, Whirlpool Corporation’s accounts receivable balance was approximately $9.8 million, or 23% of the Company’s total net trade accounts receivable balance. At December 31, 2003, Whirlpool Corporation’s accounts receivable balance was $8.5 million, or 23% of the Company’s total net accounts receivable. Approximately 13%, 14% and 12% of the Company’s net sales in the years ended December 31, 2004, 2003, and 2002, respectively, were to Whirlpool Corporation. The Company generally does not require collateral from its customers for trade accounts receivable.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments, including stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123R permits companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, and (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. This statement would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. A calendar-year company therefore would be required to apply SFAS 123R beginning July 1, 2005 and could choose to apply SFAS 123R retroactively for the January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005. Furthermore, companies can choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005. The Company adopted SFAS 123R as of January 1, 2005 using the modified retrospective method. The adoption resulted in the recognition of deferred compensation cost (a component of equity) of approximately $461,000 on January 1, 2005. Amortization of such deferred compensation to expense will be $53,000 for the period prior to the cancellation of all outstanding options as discussed in Note 16 – Subsequent Events. Subsequent to the cancellation of all outstanding options, no further compensation expense will be recognized related to share based payments until any new share based payments are made.

     In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46R”). The interpretation was effective for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company adopted the provisions of FIN 46R as of March 31, 2004; however, as it did not hold any VIEs at such time, the adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

Note 2. Acquisitions of Businesses and Assets

     On November 9, 2004, Atlantis acquired the business and certain assets and also assumed certain specific liabilities of LaVanture Plastic Extrusion Technologies, Inc., and Molded Designs Technology, Inc., (collectively “LaVanture”). LaVanture manufactures profile extruded and injection molded plastic products primarily for OEMs in the recreational vehicle industry. The purchase price of $10 million was funded by borrowings in connection with an amendment to the Company’s senior credit facility. The Company accounted for this acquisition as a purchase in accordance with the provisions of SFAS 141. The activities of LaVanture are included in the results of operations of the Company’s Injection Molding and Profile Extrusion segments since the date of acquisition. The allocation of the purchase price resulted in goodwill of approximately $4.2 million, which represents the excess of the purchase price over the fair value of the net assets acquired. The Company has recorded a holdback reserve of approximately $500,000, which will be paid to the former owners of LaVanture upon satisfaction of outstanding previous obligations, or by June 30, 2005.

     The preliminary allocation of the purchase price was as follows (in thousands):

Current assets	$1,222
Long-term assets	4,787
Goodwill	4,201
Liabilities	(806)

$9,404

Note 3. Inventories

     Inventories at December 31, 2004 and 2003 consisted of the following:

	(in thousands)
	2004	2003

Raw materials	$24,404	$12,187
Work in progress	430	246
Finished goods	13,352	10,872

Total	$38,186	$23,305

Note 4. Property and Equipment

     Property and equipment at December 31, 2004 and 2003 consisted of the following:

	(in thousands)
	2004	2003

Land	$2,612	$2,612
Building and improvements	22,111	21,863
Office furniture and equipment	14,376	12,279
Manufacturing equipment	134,689	123,518
Vehicles	272	235

Total	174,060	160,507
Accumulated depreciation and amortization	(109,895)	(100,160)

Net	$64,165	$60,347

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $11.3 million, $11.8 million and $11.7 million, respectively.

Note 5. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following at December 31, 2004 and 2003:

	(in thousands)
	2004	2003

Accounts payable	$15,389	$16,294
Accrued interest	443	416
Accrued compensation, vacation and profit sharing	8,096	5,555
Accrued health and workers compensation insurance	1,537	1,526
Customer deposits and commissions	5,141	3,394
Income taxes payable	2,798	2,325
Other	7,644	6,639

Total	$41,048	$36,149

Note 6. Long-term Debt

     Long-term debt consisted of the following at December 31, 2004 and 2003:

	(in thousands)
	2004	2003

Senior Credit Facility
Term Loan A, due December 31, 2007	$24,310	$31,500
Term Loan B, due December 31, 2008	46,277	39,600
Revolver, due December 31, 2007	17,158	6,100
Other indebtedness	—	—

Total debt	87,745	77,200
Current portion of long-term debt	(6,955)	(10,487)

Long-term debt	$80,790	$66,713

     The Company maintains its existing indebtedness through a senior secured credit facility provided by a syndicate of financial institutions. In conjunction with its LaVanture acquisition in November 2004, the Company amended its senior credit facility to increase its availability from $110 million to $120 million. This facility is secured by all of the Company’s assets, including property, inventory and receivables. The components of this facility include two term loans and a revolving line of credit. Term Loan A and Term Loan B require scheduled quarterly principal payments through the respective maturity dates. Borrowings under the revolver portion of the facility are subject to a borrowing base formula based on eligible collateral in the form of accounts receivable and inventories. Borrowings outstanding under the facility bear interest based upon LIBOR or prime rate plus an applicable margin. The applicable margin applied to LIBOR and prime based loans range from 3.25% to 4.75% and 1.75% to 3.25%, respectively, based on the Company’s funded debt to EBITDA (Earnings before interest, taxes, depreciation and amortization) ratio. Annual fees for the unused portion of this facility are 0.5%. Under the agreements covering this facility, certain restrictions and covenants exist relating, but not limited to, the maintenance of financial ratios, dividend payments, asset disposals, acquisitions and capital expenditures. The Company is currently in compliance with such restrictions and covenants. In addition, on an annual basis, the Company is required to make mandatory loan pre-payments from excess cash flow as defined per the credit agreement. Based on calculations as of December 31, these amounts were zero and $5.3 million for fiscal 2004 and 2003, respectively, payable during the first quarter of the following fiscal year. As of December 31, 2004, the interest rate on the Term Loan A, Term Loan B and the Revolver were 5.92%, 6.66% and 6.30%, respectively.

     The Company has approximately $1.6 million in outstanding letters of credit provided by a financial institution.

     Under the Company’s credit facilities as of December 31, 2004, scheduled maturities of indebtedness in each of the next five years were as follows (in thousands):

Year	Amount

2005	$6,955
2006	8,575
2007	27,354
2008	44,861
2009	—

Total	$87,745

     On March 22, 2005, the Company completed the syndication of a new $220 million secured financing which would replace the $120 million facility existing at December 31, 2004. (See Note 16 - Subsequent Events).

Note 7. Capital Stock

     Generally, the Class A Common Stock has one vote per share and the Class B Common Stock has 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During fiscal 2004, 229,924 shares of Class B Common Stock were converted into Class A Common Stock. There were no shares converted during 2003.

Note 8. Income Taxes

     The provision for income taxes for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

(in thousands)	2004	2003	2002

Current Federal income tax provision	$5,690	$4,096	$1,499
Current State income tax provision	772	437	299
Deferred Federal and State income tax provision (benefit)	307	306	(342)

Total provision for income taxes	$6,769	$4,839	$1,456

     The following table provides a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Statutory federal income tax rate	34%	34%	34%
State income taxes	3	3	4

Effective income tax rate	37%	37%	38%

     At December 31, 2004 and 2003, deferred income tax assets and liabilities consisted of the following:

(in thousands)	2004	2003

Long-term deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$12,492	$11,813
Goodwill	1,831	1,447
Other, net	—	79

Total deferred income tax liabilities	$14,323	$13,339

Long-term deferred income tax assets:
Acquired goodwill	3,112	608

Total net long-term deferred income tax liabilities	$11,211	$12,731

Current deferred income tax assets:
Reserves and accrued expenses not yet deductible for income tax purposes	$3,140	$2,683
Net operating loss carryforwards	377	565
Capitalized inventory costs	838	320

	$4,355	$3,568
Valuation allowance	(377)	(565)

Total current deferred income tax assets	$3,978	$3,003

Deferred income taxes, net	$7,233	$9,728

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

     Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

	2004	2003	2002

Options outstanding at January 1	1,244	1,250	1,274
Granted	—	75	30
Exercised	(156)	(49)	(47)
Canceled	(37)	(32)	(7)

Options outstanding at December 31	1,051	1,244	1,250

Weighted-average option prices per common share:
Options outstanding at January 1	$6.45	$6.23	$6.14
Granted	—	9.29	4.64
Exercised	6.48	5.53	2.88
Canceled	5.81	5.63	4.74

Outstanding at December 31	$6.47	$6.45	$6.23

Weighted-average fair value of options granted during the year	$—	$5.34	$2.50
Options exercisable at December 31	827	863	815
Options available for grant at December 31	195	163	238

     The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-	Exercisable	Weighted-
Range of	At 12/31/04	Remaining	Average	At 12/31/04	Average
Exercise Prices	(in 000’s)	Contractual Life	Exercise Price	(in 000’s)	Exercise Price

$3.00 - $ 4.50	406	6.6	$4.28	258	$4.24
$4.51 - $ 6.80	303	1.6	$5.63	288	$5.64
$6.81 - $ 9.75	242	3.5	$8.96	181	$8.86
$9.76 - $11.88	100	0.1	$11.88	100	$11.88

	1,051	3.8	$6.47	827	$6.66

     On March 15, 2005, the shareholders of the Company approved an amended and restated 2001 Stock Award Plan which increased the number of shares available for grant and allows for the issuance of stock based awards other than stock options. See Note 16 – Subsequent Events.

Note 10. Earnings Per Share

     The following table calculates basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

(thousands, except per share amounts)	2004	2003	2002

Basic earnings per common share:
Net income	$11,515	$8,240	$2,378
Weighted-average common shares outstanding	7,709	7,606	7,569

Basic earnings per common share	$1.49	$1.08	$0.31

Diluted earnings per common share:
Earnings applicable to common shares	$11,515	$8,240	$2,378

Weighted-average common shares outstanding	7,709	7,606	7,569
Add – Dilutive options	422	144	9

Weighted-average common shares outstanding plus potential dilutive common shares	8,131	7,750	7,578

Diluted earnings per common share	$1.42	$1.06	$0.31

     Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. Antidilutive options for the years ended December 31, 2004, 2003 and 2002 are zero, 383,500, and 1,165,454 shares, respectively.

Note 11. Business Segments

     The Company is comprised of three operating segments: Plastic Films, Injection Molding, and Profile Extrusion.

     During the years ended December 31, 2004, 2003 and 2002, a customer accounted for approximately 13%, 14% and 12%, respectively, of the Company’s net sales. Net amounts receivable from this customer as of December 31, 2004, 2003 and 2002 were 23%, 23% and 22%, respectively, of the Company’s net accounts receivable.

     Summary data for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate	Consolidated

2004
Net sales	$222,221	$99,899	$25,682	$—	$347,802
Operating income	12,995	7,406	3,358	—	23,759
Identifiable assets	95,923	57,389	26,560	33,422	213,294
Capital expenditures	4,601	4,843	1,424	2,075	12,943
Depreciation	5,333	4,091	1,032	884	11,340

2003
Net sales	$186,431	$81,345	$21,322	$—	$289,098
Operating income	11,092	4,765	2,688	—	18,545
Identifiable assets	92,089	53,552	26,631	13,426	185,698
Capital expenditures	1,653	4,161	729	490	7,033
Depreciation	6,022	3,629	988	1,121	11,760

2002
Net sales	$165,013	$61,807	$21,766	$—	$248,586
Operating income	5,290	3,001	3,150	—	11,441
Identifiable assets	101,832	46,207	21,932	5,629	175,600
Capital expenditures	2,944	4,355	988	1,259	9,546
Depreciation	6,107	3,372	939	1,260	11,678

Note 12. Profit Sharing and Retirement Plans

     Atlantis has a 401(k) defined contribution retirement plan. Generally, such plan covers all employees who have attained the age of 21 and have at least one year of service. The Company matches 50% of contributions up to a maximum of 6% of compensation as defined by the plan and as limited by federal regulations. Related expenses were approximately $477,000, $468,000 and $509,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Effective January 1, 2000, the Company established the Atlantis Plastics, Inc. Deferred Compensation Plan (the “Plan”) for certain selected employees. Under the Plan, eligible employees may elect to make pre-tax contributions to a trust fund up to a maximum of 15% of annual earnings. The Company’s contribution to the Plan is based upon the employee’s contribution to the Plan but could not exceed $3,075 per participant for 2004. Normally, the full amount of each participant’s interest in the trust fund is paid upon termination of employment; however, the Plan allows participants to make early withdrawals of contributions, subject to certain restrictions. Company assets earmarked to pay benefits under the Plan are held by a rabbi trust. Under current accounting rules, assets of a rabbi trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses will be recorded in the Company’s financial statements. The Company may terminate the Plan at any time. Total Company contributions to the Plan were approximately $51,000, $55,000 and $56,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 13. Related Parties

     Trivest Partners, LP and the Company have certain common officers, directors, and shareholders. Management fees, expense allocations and reimbursements are paid to Trivest Partners, LP in accordance with the management agreement between the Company and Trivest Partners, LP. During the years ended December 31, 2004, 2003 and 2002, such payments amounted to approximately $1.5 million, $2.4 million and $2.2 million, respectively, as follows:

(in thousands)	2004	2003	2002

Management fees	$1,275	$1,642	$1,312
Expense allocations and reimbursements	193	767	845

Total fees paid to Trivest Partners, LP	$1,468	$2,409	$2,157

     During 2002, certain members of the Company’s Board of Directors exercised stock options and issued notes payable to the Company, secured by the underlying stock, which bear interest at prime and are due March 16, 2005 and March 18, 2005. Such notes are full recourse in nature.

Note 14. Commitments and Contingencies

     The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.

     The Company leases various office space, buildings, transportation, and production equipment with terms in excess of one year. Total rent expense under these agreements for the years ended December 31, 2004, 2003 and 2002 was approximately $3.6 million, $3.2 million and $1.9 million, respectively.

     The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 2004 consisted of the following (in thousands):

Year	Amount

2005	$3,890
2006	3,516
2007	2,864
2008	1,873
2009	1,145
Thereafter	368

Total	$13,656

Note 15. Quarterly Financial Data (Unaudited)

     Unaudited consolidated quarterly financial data for the years ended December 31, 2004 and 2003 are as follows:

	(in thousands, except per share data)
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	March 31		June 30		September 30		December 31
	2004	2003	2004	2003	2004	2003	2004	2003

Net sales	$80,228	$67,669	$86,785	$67,207	$89,350	$76,640	$91,439	$77,582
Gross profit	12,911	10,905	14,256	10,096	14,761	12,207	14,540	13,732
Net income	2,496	1,662	3,129	955	3,176	2,475	2,714	3,148
Net income per common share:
Basic	$0.33	$0.22	$0.41	$0.13	$0.41	$0.32	$0.35	$0.41
Diluted	$0.31	$0.22	$0.38	$0.12	$0.39	$0.32	$0.33	$0.40

Note 16. Subsequent Events

     On March 22, 2005, the Company completed the syndication of a new $220 million secured financing provided by a syndicate of banks and financial institutions. The new financing includes a $25 million revolving credit facility priced at LIBOR plus 2.75% maturing March 2011, a $120 million senior secured term loan facility priced at LIBOR plus 2.75% maturing September 2011 and a $75 million junior secured term loan facility priced at LIBOR plus 7.25% maturing in March 2012. The proceeds of the facility were used to repay the Company’s existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds will be used to pay a special dividend to its shareholders and to provide ongoing working capital. Along with the special dividend payment, the Company will pay approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options on the date the dividend is paid. (See below for further discussion). In conjunction with the cancellation of the Company’s previous credit facility, the Company will expense approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, the Company will expense approximately $500,000 of non-recurring financing expenses associated with a financing that was not consummated during January 2005.

     On March 22, 2005, the Company’s Board of Directors declared a special, one-time cash dividend of $12.50 per common share, payable April 8, 2005, to shareholders of record as of April 1, 2005. This dividend will aggregate approximately $103.2 million and will be funded by the proceeds from the Company’s new financing arrangement. This dividend payment was contingent upon the Company’s reincorporation in the state of Delaware, which was approved by the Company’s shareholders and completed on March 15, 2005.

     On March 15, 2005, the shareholders of the Company approved the amendment and restatement of the Company’s 2001 Stock Award Plan. The amended and restated Plan increased the number of shares available for grant from 500,000 to 865,000 and allows the Company to grant stock based awards other than stock options, such as stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property.

     On January 31, 2005, the Company agreed to cancel certain outstanding stock options of Anthony F. Bova, the Company’s President and Chief Executive Officer, which would have otherwise expired on that date. In exchange for the cancellation of his 350,000 shares, Mr. Bova will receive a cash payment of approximately $2.4 million on the date of the special dividend payment. The purpose of this option cancellation agreement is to provide Mr. Bova with a payment similar to the dividend he would otherwise have received on the shares issuable upon the exercise of the options cancelled.

     On March 11, 2005, the Company agreed to cancel the outstanding stock options of certain of its management, officers and directors (the “Participants”) for cash payments of approximately $2.0 million in aggregate in anticipation of the one-time dividend payment. The purpose of the option cancellation arrangements is to provide each Participant with a payment similar to the dividend he or she would otherwise have received on the shares issuable upon the exercise of the options to be cancelled. Accordingly, on the date the special dividend is paid to its shareholders, the Company will cancel an aggregate of 225,800 outstanding stock options previously granted to the Participants.

     As a result of the option cancellations described above, the Company expects to record related compensation expense in the amount of $408,000 during fiscal 2005 in accordance with the provisions of FAS 123R which was adopted on January 1, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company has had no changes in or disagreements with its independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEMS 10, 11, 12, 13, AND 14

     The information required by Items 10, 11, 12, 13, and 14 is incorporated by reference from the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

		Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	26
	Consolidated Statements of Income	27
	Consolidated Balance Sheets	28
	Consolidated Statements of Shareholders’ Equity	29
	Consolidated Statements of Cash Flows	30
	Notes to Consolidated Financial Statements	31

(2)	Financial Statement Schedules:
	The following Financial Statement Schedule for the years ended December 31, 2004, 2003, and 2002 is submitted herewith:

	Schedule II — Valuation and Qualifying Accounts	49

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

(b)	Exhibits (An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1		Registrant’s Certificate of Incorporation

3.2		Registrant’s Bylaws

4.1		Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(4)

10.1	*	Registrant’s 1997 Stock Option Plan.(5)

10.2	*	Registrant’s 1998 Stock Option Plan. (7)

10.3	*	Registrant’s 2001 Stock Award Plan, amended and restated as of January 27, 2005.

10.4	*	Form of Indemnification Agreement. (3)

10.5	*	Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003. (14)

10.6	*	Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (8)

10.7		Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (9)

10.8		Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (1)

10.9		License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (1)

10.10		Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (2)

10.11		First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (6)

10.12		First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (13)

10.13		Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (4)

10.14	*	Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (10)

10.15		Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (11)

10.16		Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (11)

10.17		Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (12)

10.18	Amendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (12)

10.19	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (13)

10.20	Executive Employment Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002. (14)

10.21	Change in Control Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002. (14)

10.22	Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. and other financial institutions as a party thereto.

10.23	Second Lien Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties.

21.1	Registrant’s Subsidiaries. (13)

23.1	Consent of Independent Registered Public Accounting Firm, relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

31.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(6)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(c) Financial Statement Schedules required by Regulation S-X.

Atlantis Plastics, Inc.
Schedule II – Valuation and Qualifying Accounts
for the years ended December 31,
(in thousands)

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
Classification	of Year	Expenses	Accounts	Deductions (a)	of Year

2004
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$550	$216	$—	$227	$539
Reserve for sales allowances	731	173	—	215	689
Reserve for inventories	1,001	843	—	435	1,409
Deferred income tax valuation allowance	565	—	—	188	377

Total	$2,847	$1,232	$—	$1,065	$3,014

2003
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$499	$159	$—	$108	$550
Reserve for sales allowances	416	268	183	136	731
Reserve for inventories	667	448	—	114	1,001
Deferred income tax valuation allowance	847	—	—	282	565

Total	$2,429	$875	$183	$640	$2,847

2002
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$572	$269	$16	$358	$499
Reserve for sales allowances	500	35	—	119	416
Reserve for inventories	676	166	—	175	667
Deferred income tax valuation allowance	634	213	—	—	847

Total	$2,382	$683	$16	$652	$2,429

(a) Includes amounts written-off as uncollectible, allowances granted, obsolete inventory, and net decreases in deferred income tax valuation allowance.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: March 30, 2005	By:	/S/	PAUL G. SAARI

Paul G. Saari
Senior Vice President, Finance and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	EARL W. POWELL	Chairman of the Board	March 30, 2005

Earl W. Powell

Director, Vice Chairman, and
/s/	PHILLIP T. GEORGE, M.D.	Chairman of the Executive Committee	March 30, 2005

Phillip T. George, M.D.

President and Chief
/s/	ANTHONY F. BOVA	Executive Officer	March 30, 2005

	Anthony F. Bova	(Principal Executive Officer)

Senior Vice President, Finance and
/s/	PAUL G. SAARI	Chief Financial Officer	March 30, 2005

	Paul G. Saari	(Principal Financial and Accounting Officer)

/s/	CHARLES D. MURPHY, III	Director	March 30, 2005

Charles D. Murphy, III

/s/	CHESTER B. VANATTA	Director	March 30, 2005

Chester B. Vanatta

/s/	LARRY D. HORNER	Director	March 30, 2005

Larry D. Horner

/s/	CESAR ALVAREZ	Director	March 30, 2005

Cesar Alvarez

/s/	JAY SHUSTER	Director	March 30, 2005

Jay Shuster

/s/	PETER VANDENBERG, JR.	Director	March 30, 2005

Peter Vandenberg, Jr.

EXHIBIT INDEX

3.1		Registrant’s Certificate of Incorporation

3.2		Registrant’s Bylaws

4.1		Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(4)

10.1	*	Registrant’s 1997 Stock Option Plan.(5)

10.2	*	Registrant’s 1998 Stock Option Plan. (7)

10.3	*	Registrant’s 2001 Stock Award Plan, amended and restated as of January 27, 2005.

10.4	*	Form of Indemnification Agreement. (3)

10.5	*	Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003. (14)

10.6	*	Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (8)

10.7		Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (9)

10.8		Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (1)

10.9		License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (1)

10.10		Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (2)

10.11		First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (6)

10.12		First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (13)

10.13		Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (4)

10.14	*	Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (10)

10.15		Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (11)

10.16		Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (11)

10.17		Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (12)

10.18	Amendment to Master Security Agreement between Atlantis Plastics Inc. and Atlantis Plastic Films Inc., as debtor and General Electric Capital Corporation, as secured party, dated as of November 7, 2001. (12)

10.19	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (13)

10.20	Executive Employment Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002. (14)

10.21	Change in Control Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated December 31, 2002. (14)

10.22	Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. and other financial institutions as a party thereto.

10.23	Second Lien Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties.

21.1	Registrant’s Subsidiaries. (13)

23.1	Consent of Independent Registered Public Accounting Firm, relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

31.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(6)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.