Form 10-Q
period 2005-03-31
ATLANTIS PLASTICS INC
filed 2005-05-13
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

          Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Class A Common Stock, $.0001 par value Class B Common Stock, $.0001 par value	6,113,158 2,142,665

ATLANTIS PLASTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

Part 1. Financial Information

Item 1. Financial Statements

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net sales	$100,421	$80,228

Cost of sales	86,113	67,317

Gross profit	14,308	12,911

Selling, general and administrative expenses	8,232	7,581
Stock option expense	461	—
Costs of unconsummated financing	555	—

Operating income	5,060	5,330

Unamortized deferred financing cost write-off	(3,794)	—
Net interest expense	(1,767)	(1,329)
Other expense	(16)	(9)

(Loss) income before (benefit) provision for income taxes	(517)	3,992

(Benefit) provision for income taxes	(185)	1,496

Net (loss) income	$(332)	$2,496

(Loss) earnings per share:
Basic	$(0.04)	$0.33
Diluted	$(0.04)	$0.31

Weighted average number of shares used in computing (loss) earnings per share:
Basic	7,925	7,661
Diluted	7,925	8,061

Cash dividends declared per common share	$12.50	$—

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31,	December 31,
	2005 (1)	2004

ASSETS
Cash and cash equivalents	$103,541	$51
Accounts receivable, net of allowances for doubtful accounts and returned items of $1,268 in 2005 and $1,228 in 2004	51,532	45,982
Inventories	35,666	38,186
Other current assets	9,970	4,760
Deferred income tax assets	4,054	3,978

Total current assets	204,763	92,957

Property and equipment, net	64,199	64,165
Goodwill, net of accumulated amortization	51,413	51,413
Other assets	6,808	4,759

Total assets	$327,183	$213,294

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable and accrued expenses	$45,222	$41,048
Dividend payable	103,198	—
Current maturities of long-term debt	1,200	6,955

Total current liabilities	149,620	48,003

Long-term debt, less current portion	193,800	80,790
Deferred income tax liabilities	11,250	11,211
Other liabilities	1,054	1,013

Total liabilities	355,724	141,017

Commitments and contingencies	—	—

Shareholders’ (deficit) equity:
Class A Common Stock, $.0001 par value in 2005 and $.10 par value in 2004 20,000,000 shares authorized, 6,113,158 and 5,556,566 shares issued and outstanding in 2005 and 2004, respectively	1	556
Class B Common Stock, $.0001 par value in 2005 and $.10 par value in 2004 7,000,000 shares authorized, 2,142,665 and 2,227,057 shares issued and outstanding in 2005 and 2004, respectively	—	223
Additional paid-in capital	—	12,595
Notes receivable from sale of Common Stock	—	(452)
Retained (deficit) earnings	(28,542)	59,355

Total shareholders’ (deficit) equity	(28,541)	72,277

Total liabilities and shareholders’ (deficit) equity	$327,183	$213,294

(1)	Unaudited

See accompanying notes.

ATLANTIS PLASTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Cash Flows From Operating Activities
Net (loss) income	$(332)	$2,496
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	2,884	2,860
Unamortized financing cost write-off and loan fee and other amortization	3,998	255
Stock option expense	461	—
Interest receivable from shareholder loans	(5)	44
Gain on disposal of assets	(8)	—
Deferred income taxes	(37)	23
Changes in operating assets and liabilities:
Accounts receivable	(5,550)	(6,138)
Inventories	2,520	1,944
Other current assets	(5,210)	(457)
Accounts payable and accrued expenses	(264)	(10,445)
Other assets and liabilities	(226)	(20)

Net cash used for operating activities	(1,769)	(9,438)

Cash Flows From Investing Activities
Capital expenditures	(2,946)	(2,296)
Proceeds from asset dispositions	38	—

Net cash used for investing activities	(2,908)	(2,296)

Cash Flows From Financing Activities
Net (repayments) borrowings under revolving credit facility	(17,158)	14,900
Borrowings under new credit agreement	195,000	—
Repayments of term loans under previous credit agreement	(70,587)	(6,563)
Financing costs associated with new credit agreement	(5,785)	—
Proceeds from exercise of stock options	2,522	344
Income tax benefit from option exercises and cancellations	3,718	—
Repayments on notes receivable from shareholders	457	800

Net cash provided by financing activities	108,167	9,481

Net increase (decrease) in cash and cash equivalents	103,490	(2,253)
Cash and cash equivalents at beginning of period	51	3,001

Cash and cash equivalents at end of period	$103,541	$748

Supplemental disclosure of non-cash activities:
Non-cash reduction of accounts receivable and accounts payable in connection with supplier agreements	$(821)	$(75)

See accompanying notes.

ATLANTIS PLASTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

          The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

          The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2004.

          Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2. Inventories

The components of inventory consist of the following:

	March 31,	December 31,
(in thousands)	2005	2004

Raw Materials	$20,849	$24,404
Work in Process	349	430
Finished Products	14,468	13,352

Total	$35,666	$38,186

Note 3. (Loss) Earnings Per Share Data

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Three Months
	Ended March 31,
(in thousands, except per share data)	2005	2004

Net (loss) income	$(332)	$2,496

Weighted-average shares outstanding – basic	7,925	7,661
Net effect of dilutive stock options – based on treasury stock method	—	400

Weighted-average shares outstanding – diluted	7,925	8,061

(Loss) earnings per share – basic	$(0.04)	$0.33

(Loss) earnings per share – diluted	$(0.04)	$0.31

Note 4. Debt

          On March 22, 2005, the Company entered into a new $220 million secured credit agreement provided by a syndicate of banks and financial institutions, replacing its previous $120 million facility. The new financing includes a $25 million revolving credit facility priced at LIBOR plus 2.75% maturing March 2011, a $120 million senior secured term loan facility priced at LIBOR plus 2.75% maturing September 2011 and a $75 million junior secured term loan facility priced at LIBOR plus 7.25% maturing in March 2012. Borrowings under this agreement were used to repay the Company’s existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used on April 8, 2005 to pay a special dividend of $12.50 per share to its shareholders and to pay approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options. In conjunction with the cancellation of the Company’s previous credit facility, the Company wrote-off approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, the Company expensed in the first quarter approximately $555,000 of costs associated with a financing that was not consummated.

Note 5. Stock-based Compensation

          Prior to January 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interepretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the income statement as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2005, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including stock options, to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative. The Company adopted this statement based on the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As the Company elected not to restate prior periods presented, the Company has provided the pro forma disclosures of the effect on net income and earnings per share in the prior year as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123.

          The adoption of SFAS 123R resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested stock options as calculated using the Black-Scholes method. Recognition of such compensation to expense was $53,000 for the first quarter of 2005, prior to the Company’s agreement to cancel all outstanding stock options (discussed below), which resulted in expensing the remaining unrecognized compensation of $408,000. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the quarter ended March 31, 2005 were $461,000 and $290,000 lower, respectively, than if it had continued to account for the share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended March 31, 2005 would have been ($0.01) if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of ($0.04). Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that these cash flows now be classified as financing cash flows rather than operating cash flows. Thus, the $3.7 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement No. 123 to options granted under the Company’s stock option plans for the first quarter of fiscal 2004. For purposes of pro forma disclosures, the value of the options is estimated using the Black-Scholes model and amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

Three Months Ended
March 31,
(in thousands, except per share data)	2004

Reported net income	$2,496
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)

Pro forma net income	$2,456

Basic earnings per share:
As reported	$0.33
Pro forma	$0.32
Diluted earnings per share:
As reported	$0.31
Pro forma net income	$0.30

          On January 31, 2005, the Company agreed to cancel certain outstanding stock options of Anthony F. Bova, President and Chief Executive Officer, which would have otherwise expired on that date. In exchange for the cancellation of his 350,000 stock options, Mr. Bova received a cash payment of approximately $2.4 million on April 8, 2005. The purpose of this option cancellation agreement was to provide Mr. Bova with a payment similar to the one-time dividend he would otherwise have received on that date on the shares issuable upon the exercise of the options cancelled.

          On March 11, 2005, the Company agreed to cancel the outstanding stock options of certain of its management, officers and directors (the “Participants”) in exchange for cash payments, on April 8, 2005, of approximately $2.0 million in aggregate in anticipation of the one-time dividend payment. The purpose of the option cancellation arrangements was to provide each Participant with a payment similar to the dividend he or she would otherwise have received on the shares issuable upon the exercise of the options cancelled. Accordingly, the Company cancelled an aggregate of 225,800 outstanding stock options previously granted to the Participants.

          Upon cancellation of these options, the Company recorded expense of $408,000 during the first quarter of fiscal 2005. No further compensation expense will be recognized related to share based payments until any new share based payments are made.

          On March 15, 2005, the shareholders of the Company approved the amendment and restatement of its 2001 Stock Award Plan. The amended and restated Plan increased the number of shares available for grant from 500,000 to 865,000 and allows the granting of stock based awards other than stock options, such as stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property.

Note 6. Capital Structure

          The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the three months ended March 31, 2005 and 2004, 84,392 shares and 129,349 shares, respectively, of Class B Common Stock were converted into Class A Common Stock.

          In March 2005, the shareholders of the Company approved a proposal to change the Company’s state of incorporation from Florida to Delaware. Upon completion of this reincorporation, the par value of the Company’s Class A and Class B Common Stock decreased to $0.0001 per Common Share from $0.10 per Common Share.

          On March 22, 2005, the Company’s Board of Directors declared a special, one-time cash dividend of $12.50 per common share, payable April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from the Company’s new financing arrangement.

          The following table summarizes changes that have occurred to Shareholders’ Equity (Deficit) during the quarter ended March 31, 2005:

				Notes		Total
				Receivable		Share-
	Class A	Class B	Additional	from Sale of	Retained	holders’
	Common	Common	Paid-In	Common	Earnings	Equity
(in thousands)	Stock	Stock	Capital	Stock	(Deficit)	(Deficit)

Balance at January 1, 2005	$556	$223	$12,595	$(452)	$59,355	$72,277

Net loss	—	—	—	—	(332)	(332)
Exercise of stock options	47	—	2,475	—	—	2,522
Stock option expense	—	—	461	—	—	461
Cancellation of stock options	—	—	(4,438)	—	—	(4,438)
Income tax benefit from option exercises and cancellations	—	—	3,718	—	—	3,718
Dividend declared	—	—	(15,636)	—	(87,562)	(103,198)
Adjust par value of Common Stock	(611)	(214)	825	—	—	—
Conversion of Class B to Class A Common Stock	9	(9)	—	—	—	—
Repayments on notes receivable from sale of Common Stock , net	—	—	—	452	—	452
Other	—	—	—	—	(3)	(3)

Balance at March 31, 2005	$1	$—	$—	$—	$(28,542)	$(28,541)

Note 7. Segment Information

          The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Three Months Ended March 31, 2005
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate		Consolidated

Net sales	$65,700	$26,141	$8,580	$—		$100,421
Operating income	2,815	1,329	916	—		5,060
Identifiable assets	244,145	102,871	48,586	(68,419	)(1)	327,183
Capital expenditures	1,991	445	176	334		2,946
Depreciation	1,213	1,160	295	216		2,884

Three Months Ended March 31, 2004
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate		Consolidated

Net sales	$50,687	$23,857	$5,684	$—		$80,228
Operating income	2,800	1,823	707	—		5,330
Identifiable assets	90,566	53,291	26,561	15,953	(1)	186,371
Capital expenditures	197	1,413	214	472		2,296
Depreciation	1,377	989	233	261		2,860

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments. The majority of the variance from March 31, 2004 to March 31, 2005 is due to the Company’s allocation of debt from its new credit agreement to its three operating segments.

Note 8. New Accounting Standards

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

          This statement would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. A calendar-year company therefore would be required to apply SFAS 123R beginning July 1, 2005 and could choose to apply SFAS 123R retroactively for the January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005. Furthermore, companies can choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005. In April 2005, the SEC announced a phased-in implementation process for the adoption of SFAS 123R, which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. This would not change the accounting required by SFAS 123R; it only changes the dates for compliance with the standard.

          The Company adopted SFAS 123R as of January 1, 2005 using the modified prospective method. The adoption resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested options as calculated using the Black-Scholes method. Recognition of such compensation to expense was $53,000 for the period prior to the Company’s agreement to cancel all outstanding options. Upon cancellation of the options, the remaining unrecognized compensation cost of $408,000 was expensed. No further compensation expense will be recognized related to share based payments until any new share based payments are made. (See also Note 5: Stock-based Compensation).

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

Overview

          Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, is a leading manufacturer of specialty plastic films and custom injection molded and extruded plastic products with 16 manufacturing plants located throughout the United States. We operate through three operating business segments: Plastic Films, Injection Molding, and Profile Extrusion.

          Plastic Films is a leading manufacturer of specialty plastic films. Three operating divisions comprise the Plastic Films segment: (1) Stretch Films, (2) Custom Films, and (3) Institutional Products. Stretch Films produces high-quality, monolayer and multilayer plastic films used to cover, package and protect products for storage and transportation applications, i.e. for palletization. We are, with our Linear brand, one of the two original producers and one of the largest producers of stretch film in North America. Custom Films produces customized monolayer and multilayer films used as converter sealant webs, acrylic masking, industrial packaging and in laminates for foam padding of carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as tablecovers, gloves and aprons, which are used primarily in the institutional food service industry.

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

          Selected income statement data for the quarterly periods ended March 31, 2004 through March 31, 2005 are as follows:

	2005	2004
($ in millions)	3/31	12/31	9/30	6/30	3/31

PLASTICS FILMS VOLUME
(lbs in millions)	68.9	68.9	69.9	68.9	65.9

NET SALES
Plastic Films	$65.7	$60.6	$56.9	$54.1	$50.7
Injection Molding	26.1	23.9	26.1	26.1	23.8
Profile Extrusion	8.6	6.9	6.4	6.6	5.7

Total	$100.4	$91.4	$89.4	$86.8	$80.2

GROSS MARGIN
Plastic Films	14%	16%	16%	15%	15%
Injection Molding	13%	14%	16%	17%	16%
Profile Extrusion	20%	21%	24%	25%	23%

Total	14%	16%	17%	16%	16%

OPERATING MARGIN
Plastic Films	4%	6%	6%	6%	6%
Injection Molding	5%	6%	8%	8%	8%
Profile Extrusion	11%	10%	14%	15%	12%

Total	5%	6%	7%	7%	7%

Results of Operations

Net Sales

          Net sales for the quarter ended March 31, 2005 increased 25% to $100.4 million, compared to $80.2 million for the quarter ended March 31, 2004, primarily due to an increase in sales in our Plastic Films segment.

          Net sales for the Plastic Films segment increased 30% to $65.7 million for the first quarter of 2005 compared with $50.7 million for the first quarter of 2004. This increase was the result of a 24% increase in average selling prices combined with a 5% increase in sales volume (as measured in pounds).

          Net sales for the Injection Molding segment for the quarter ended March 31, 2005 increased 10% to $26.1 million from $23.8 million for the quarter ended March 31, 2004. The increase is primarily attributable to volume growth within our building products and traditional injection molded businesses as well as selling price increases resulting from increases in raw material costs.

          Net sales for the Profile Extrusion segment for the quarter ended March 31, 2005 increased 51% to $8.6 million from $5.7 million for the quarter ended March 31, 2004. This increase is primarily a result of our acquisition of LaVanture in November 2004, which contributed to over 70% of the increase in sales from the first quarter of 2004. The remaining increase was the result of growth within the recreational vehicle sector.

Gross Margin and Operating Margin

          Gross margin and operating margin for the quarter ended March 31, 2005 were 14% and 5%, respectively, compared with 16% and 7%, respectively, for the quarter ended March 31, 2004. The decrease in gross margin for the quarter ended March 31, 2005 is primarily attributable to higher raw material costs which were not fully recovered due to a time lag in passing through these costs. The decrease in operating margin is primarily due to the aforementioned decreases in gross margin as well as $0.6 million of costs associated with a financing that was not completed during the first quarter and $0.5 million of compensation expense relating to the cancellation of stock options.

          In the Plastic Films segment, gross margin and operating margin decreased to 14% and 4%, respectively, for the quarter ended March 31, 2005, from 15% and 6%, respectively, for the quarter ended March 31, 2004. These decreases are a result of increases in raw material costs only partially offset by higher average selling prices.

          In the Injection Molding segment, gross margin and operating margin decreased to 13% and 5%, respectively, in the quarter ended March 31, 2005, from 16% and 8%, respectively, in the quarter ended March 31, 2004. The time lag in passing through raw material increases as well as a slowing of order entry rates and related sales due to adverse weather conditions on the east coast contributed to the declines.

          In the Profile Extrusion segment, gross margin and operating margin declined to 20% and 11%, respectively, in the first quarter of 2005, from 23% and 12%, respectively, in the first quarter of 2004. These declines were due to increases in raw material prices and the related time lag incurred to pass through the resin cost increases to our customers.

Selling, General, and Administrative Expense

          Selling, general, and administrative expense on a comparative basis increased to $8.2 million for the quarter ended March 31, 2005 from $7.6 million for the quarter ended March 31, 2004. The increase is primarily attributable to increases in compensation costs. Selling, general and administrative costs as a percentage of sales declined to 8% for the quarter ended March 31, 2005 compared to 9% for the quarter ended March 31, 2004.

Net Interest Expense

          Net interest expense on a comparative basis for the quarter ended March 31, 2005 increased to $1.8 million, compared to $1.3 million for the quarter ended March 31, 2004. The increase was primarily due to higher interest rates and higher average outstanding borrowings compared to the first quarter of 2004. Unamortized deferred financing costs written off during the quarter were $3.8 million as a result of replacing our previously existing credit facility of $120 million with our new $220 million facility in March 2005.

Operating and Net (Loss) Income

          As a result of the factors described above, operating income decreased to $5.1 million during the quarter ended March 31, 2005, compared with $5.3 million for the quarter ended March 31, 2004. Operating income as a percentage of net sales was 5% during the first quarter of fiscal 2005 compared with 7% during the first quarter of fiscal 2004.

          Net (loss) income and basic and diluted (loss) earnings per share for the quarter ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	March 31,
	2005	2004
Net (loss) income	$(0.3) million	$2.5 million
Basic (loss) earnings per share	$(0.04)	$0.33
Diluted (loss) earnings per share	$(0.04)	$0.31

Liquidity and Capital Resources

          At March 31, 2005, we had $103.5 million in cash and cash equivalents, substantially all of which was used to pay a special one-time dividend on April 8, 2005, $195.0 million of outstanding indebtedness, and an additional $23.4 million of unused availability, net of outstanding letters of credit of approximately $1.6 million, under our new $220 million secured financing credit facility entered into on March 22, 2005. The new financing includes a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan facility maturing in September 2011 and a $75 million junior secured term loan facility maturing in March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility. Proceeds from the new financing facility were used to repay our existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. In conjunction with the cancellation of our previous credit facility, we wrote-off approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, we expensed approximately $555,000 of costs associated with a financing that was not consummated during the period.

          On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per common share, which was paid on April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from our new credit facility . Along with the special dividend payment, we paid approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options on the date of the dividend payment. As a result of the option cancellations, we recorded related compensation expense in the amount of $408,000 during the first quarter of 2005 in accordance with the provisions of FAS 123R, which we adopted on January 1, 2005.

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

Cash Flows from Operating Activities

          Net cash used for operating activities was $1.8 million for the quarter ended March 31, 2005, compared to $9.4 million for the quarter ended March 31, 2004. The difference between the net loss of $0.3 million and the $1.8 million use of operating cash flow for the quarter ended March 31, 2005 is predominantly attributable to a $5.6 million increase in accounts receivable due to an increase in sales and a $5.2 million increase in other current assets primarily related to prepaid taxes offset by $2.9 million of depreciation expense, $4.0 million of loan fee amortization (which consists of a $3.8 million write-off of financing costs incurred under our old credit facility) and a $2.5 million decrease in inventory.

Cash Flows from Investing Activities

          Net cash used for investing activities increased to $2.9 million in the quarter ended March 31, 2005, compared to $2.3 million for the quarter ended March 31, 2004 and consisted of capital expenditures in both periods.

Cash Flows from Financing Activities

          Net cash provided by financing activities for the quarter ended March 31, 2005 was $108.2 million, compared with net cash provided by financing activities of $9.5 million for the quarter ended March 31, 2004. Net cash provided by financing activities for the quarter ended March 31, 2005 reflects borrowings of $195.0 million under our new credit agreement, a $3.7 million income tax benefit due to the exercise of employee stock options, $2.5 million in proceeds from the exercise of stock options and the receipt of approximately $0.5 million in repayments of shareholder notes. These amounts were partially offset by net repayments of $87.7 million on our retired credit facility and $5.8 million of financing costs associated with our new credit agreement.

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

          This statement would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. A calendar-year company therefore would be required to apply SFAS 123R beginning July 1, 2005 and could choose to apply SFAS 123R retroactively for the January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005. Furthermore, companies can choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005. In April 2005, the SEC announced a phased-in implementation process for the adoption of SFAS 123R, which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. This would not change the accounting required by SFAS 123R; it only changes the dates for compliance with the standard.

          We adopted SFAS 123R as of January 1, 2005 using the modified prospective method. The adoption resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested options as calculated using the Black-Scholes method. Recognition of such compensation to expense was $53,000 for the period prior to our agreement to cancel all outstanding options. Upon cancellation of the options, the remaining unrecognized compensation cost of $408,000 was expensed. No further compensation expense will be recognized related to share based payments until any new share based payments are made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          For a discussion of certain market risks related to the Company, see the Quantitative and Qualitative Disclosures about Market Risk section in the Company’s Form 10-K for the fiscal year ended December 31, 2004. On March 22, 2005, the Company replaced its existing credit facility with a new credit agreement resulting in total outstanding variable rate-debt of $195.0 million. A 25 basis point increase or decrease in the level of interest rates (primarily LIBOR) would, respectively, increase or decrease annual interest expense by approximately $0.5 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Pursuant to the new credit agreement, during the second quarter of 2005, the Company will enter into, and until maturity will maintain, interest rate protection for at least $77.0 million of its outstanding debt. There have been no other significant changes with respect to market risks related to the Company since December 31, 2004.

Item 4. Controls and Procedures

          Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls.

Part II. Other Information

Item 1. Legal Proceedings

The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 4. Submission of Matters to a Vote of Security Holders

(A)	The Registrant held a Special Meeting of Shareholders on March 15, 2005.

(B)	Not required.

(C)	The matters voted on at the Special Meeting of Shareholders, and the tabulation of votes on such matters are as follows.

				Broker
Matter Voted Upon	For	Against	Abstain	Non-Votes

Proposal to change the Company’s state of incorporation from Florida to Delaware
Class A Common	3,785,716	6,615	8,450	-0-
Class B Common	1,997,548	-0-	-0-	-0-

Proposal to approve an amendment and restatement of the Company’s 2001 Stock Award Plan
Class A and B combined (1)	23,156,933	539,415	70,913	-0-

(1) The shares of Class B common stock are entitled to ten votes per share, and the shares of Class A Common Stock are entitled to one vote per share.

(D)	Not applicable

Item 6. Exhibits

(A)	EXHIBITS

10.1	Form of Option Cancellation Form.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: May 13, 2005	By:	/s/ Anthony F. Bova

ANTHONY F. BOVA President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Paul G. Saari

PAUL G. SAARI Senior Vice President, Finance and Chief Financial Officer