Form 10-Q
period 2005-06-30
ATLANTIS PLASTICS INC
filed 2005-08-11
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Class A Common Stock, $.0001 par value	6,113,158
Class B Common Stock, $.0001 par value	2,142,665

ATLANTIS PLASTICS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2005

Part 1. Financial Information
Item 1. Financial Statements
ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data) (Unaudited)
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$101,585	$86,785	$202,006	$167,013

Cost of sales	85,263	72,529	171,376	139,846

Gross profit	16,322	14,256	30,630	27,167

Selling, general and administrative expenses	8,456	7,845	16,688	15,426
Stock option expense	—	—	461	—
Costs of unconsummated financing	—	—	555	—

Operating income	7,866	6,411	12,926	11,741

Unamortized deferred financing cost write-off	—	—	(3,794)	—
Net interest expense	(4,093)	(1,346)	(5,860)	(2,675)
Other expense, net	(43)	(56)	(59)	(65)

Income before provision for income taxes	3,730	5,009	3,213	9,001

Provision for income taxes	1,285	1,880	1,100	3,376

Net income	$2,445	$3,129	$2,113	$5,625

Earnings per share:
Basic	$0.30	$0.41	$0.26	$0.73
Diluted	$0.30	$0.38	$0.26	$0.69

Weighted average number of shares used in computing basic earnings per share (in thousands):
Basic	8,256	7,682	8,091	7,672
Diluted	8,256	8,132	8,091	8,097

Cash dividends paid per common share	$12.50	$—	$12.50	$—

See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)
	June 30,	December 31,
	2005 (1)	2004

ASSETS
Cash and cash equivalents	$73	$51
Accounts receivable, net of allowances for doubtful accounts and returned items of $1,230 in 2005 and $1,228 in 2004	52,104	45,982
Inventories	36,623	38,186
Other current assets	7,281	4,760
Deferred income tax assets	4,020	3,978

Total current assets	100,101	92,957

Property and equipment, net	64,873	64,165
Goodwill, net of accumulated amortization	51,413	51,413
Other assets	6,986	4,759

Total assets	$223,373	$213,294

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable and accrued expenses	$34,693	$41,048
Current maturities of long-term debt	1,200	6,955

Total current liabilities	35,893	48,003

Long-term debt, less current portion	200,900	80,790
Deferred income tax liabilities	11,429	11,211
Other liabilities	1,034	1,013

Total liabilities	249,256	141,017

Commitments and contingencies	—	—

Shareholders’ (deficit) equity:
Class A Common Stock, $.0001 par value in 2005 and $.10 par value in 2004 20,000,000 shares authorized, 6,113,158 and 5,556,566 shares issued and outstanding in 2005 and 2004, respectively	1	556
Class B Common Stock, $.0001 par value in 2005 and $.10 par value in 2004 7,000,000 shares authorized, 2,142,665 and 2,227,057 shares issued and outstanding in 2005 and 2004, respectively	—	223
Additional paid-in capital	—	12,595
Notes receivable from sale of Common Stock	—	(452)
Retained (deficit) earnings	(26,097)	59,355
Other Comprehensive Income, net of income taxes of $110	213	—

Total shareholders’ (deficit) equity	(25,883)	72,277

Total liabilities and shareholders’ (deficit) equity	$223,373	$213,294

(1)	Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)
	Six Months Ended
	June 30,
	2005	2004

Cash Flows From Operating Activities
Net income	$2,113	$5,625
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	5,775	5,727
Unamortized financing cost write-off and loan fee and other amortization	4,195	511
Stock option expense	461	—
Interest receivable from shareholder loans	(5)	40
Gain on disposal of assets	(8)	—
Deferred income taxes	176	46
Changes in operating assets and liabilities:
Accounts receivable	(6,122)	(5,966)
Inventories	1,563	1,369
Other current assets	(2,521)	(898)
Accounts payable and accrued expenses	(10,793)	(7,226)
Other assets and liabilities	(355)	(19)

Net cash used for operating activities	(5,521)	(791)

Cash Flows From Investing Activities
Capital expenditures	(6,511)	(3,759)
Proceeds from asset dispositions	38	4

Net cash used for investing activities	(6,473)	(3,755)

Cash Flows From Financing Activities
Net (repayments) borrowings under previous revolving credit facility	(17,160)	8,500
Repayments of term loans under previous credit agreement	(70,587)	(7,871)
Net borrowings under new revolving credit facility	7,400	—
Borrowings of term loans under new credit agreement	195,000	—
Repayments of term loans under new credit agreement	(300)	—
Financing costs associated with new credit agreement	(5,836)	—
Proceeds from exercise of stock options	2,522	344
Income tax benefit from option exercises and cancellations	3,718	—
Payment of special dividend	(103,198)	—
Repayments on notes receivable from shareholders	457	800

Net cash provided by financing activities	12,016	1,773

Net increase (decrease) in cash and cash equivalents	22	(2,773)
Cash and cash equivalents at beginning of period	51	3,001

Cash and cash equivalents at end of period	$73	$228

Supplemental disclosure of non-cash activities:
Non-cash reduction of accounts receivable and accounts payable in connection with supplier agreements	$(843)	$(1,087)
See accompanying notes.

ATLANTIS PLASTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Atlantis Plastics, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
     The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2004.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
Note 2. Inventories
     Inventories are stated at the lower of cost or market. Market is established based on the lower of replacement cost or estimated net realizable value, with consideration given to deterioration, obsolescence, and other factors. Cost includes materials, direct and indirect labor, and factory overhead and is determined using the first-in, first-out method.
     The components of inventory consist of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(In thousands)	2005	2004

Raw Materials	$21,261	$24,404
Work in Process	444	430
Finished Products	14,918	13,352

Inventories, net	$36,623	$38,186

Note 3. Earnings Per Share Data
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$2,445	$3,129	$2,113	$5,625

Weighted average shares outstanding – basic	8,256	7,682	8,091	7,672
Net effect of dilutive stock options – based on treasury stock method	—	450	—	425

Weighted average shares outstanding – diluted	8,256	8,132	8,091	8,097

Earnings per share – basic	$0.30	$0.41	$0.26	$0.73

Earnings per share – diluted	$0.30	$0.38	$0.26	$0.69
Note 4. Comprehensive Income
     Total comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2005	2004	2005	2004

Net income as reported	$2,445	$3,129	$2,113	$5,625

Unrealized gain on derivatives, net of income taxes of $110	213	—	213	—

Total comprehensive income	$2,658	$3,129	$2,326	$5,625

Note 5. Debt
     Long-term debt consisted of the following balances at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(In thousands)	2005	2004

Revolving credit facility	$7,400	$17,158
Term loan A	119,700	24,310
Term loan B	—	46,277
Junior secured term loan	75,000	—

Total debt	202,100	87,745
Less current maturities	(1,200)	(6,955)

Long-term debt	$200,900	$80,790

     On March 22, 2005, the Company entered into a new $220 million secured credit agreement provided by a syndicate of banks and financial institutions, replacing its previous $120 million facility. The new financing includes a $25 million revolving credit facility priced at the London Interbank Offered Rate (“LIBOR”) plus 2.75% maturing March 2011, a $120 million senior secured term loan facility priced at LIBOR plus 2.75% maturing September 2011 and a $75 million junior secured term loan facility priced at LIBOR plus 7.25% maturing in March 2012. Borrowings under this agreement were used to repay the Company’s existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used on April 8, 2005 to pay a special dividend of $12.50 per share to the Company’s shareholders and to pay approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options. In conjunction with the cancellation of the Company’s previous credit facility, the Company wrote-off approximately $3.8 million of deferred financing costs associated with the old credit facility during the first quarter of fiscal 2005. Additionally, the Company expensed in the first quarter approximately $555,000 of costs associated with a financing effort that was not consummated.
     On June 6, 2005, the Company entered into an interest rate swap contract to effectively fix the interest rate on a portion of its floating rate debt. At June 30, 2005 the Company had an interest rate swap contract outstanding with a notional amount of $125 million. This contract has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap expires on June 6, 2008. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment. The fair value of the interest rate swap outstanding at June 30, 2005 was an asset of $0.3 million, and was recorded as part of other comprehensive income, net of income taxes (See also Note 4. Comprehensive Income, Note 7. Capital Structure, and Note 8. Derivative Instruments and Hedging Activities).

Note 6. Stock-based Compensation
     Prior to January 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock-based employee compensation cost was recognized in the income statement as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2005, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including stock options, to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative. The Company adopted this statement based on the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As the Company elected not to restate prior periods presented, the Company has provided the pro forma disclosures of the effect on net income and earnings per share in the prior year as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123.
     The adoption of SFAS 123R resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested stock options based on their fair values as calculated using the Black-Scholes model. Recognition of such compensation to expense was $53,000 for the period prior to the Company’s agreement to cancel all outstanding stock options (discussed below), which resulted in expensing the remaining unrecognized compensation of $408,000. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the six months ended June 30, 2005 were $461,000 and $290,000 lower, respectively, than if it had continued to account for the share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2005 would have been $0.30 if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.26. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that these cash flows now be classified as financing cash flows rather than operating cash flows. Thus, the $3.7 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

     For purposes of pro forma disclosures, the fair value of the options is estimated using the Black-Scholes model and amortized to expense over the vesting period of the options. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement No. 123 to options granted under the Company’s stock option plans for the three and six months ended June 30, 2004:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
(In thousands, except per share data)	2004	2004

Reported net income	$3,129	$5,625
Add:
Employee stock-based compensation expense included in reported net income, net of related income tax effects	—	—
Less:
Total employee stock option expense determined under fair value based method for all awards, net of related income tax effects	(38)	(78)

Pro forma	$3,091	$5,547

Basic earnings per share:
As reported	$0.41	$0.73
Pro forma	$0.40	$0.72
Diluted earnings per share:
As reported	$0.38	$0.69
Pro forma	$0.38	$0.69
     On January 31, 2005, the Company agreed to cancel certain outstanding stock options of Anthony F. Bova, President and Chief Executive Officer, which would have otherwise expired on that date. In exchange for the cancellation of his 350,000 stock options, Mr. Bova received a cash payment of approximately $2.4 million on April 8, 2005. The purpose of this option cancellation agreement was to provide Mr. Bova with a payment similar to the special one-time dividend he would otherwise have received on that date on the shares issuable upon the exercise of the options cancelled.
     On March 11, 2005, the Company agreed to cancel the outstanding stock options of certain of its management, officers and directors (the “Participants”) in exchange for cash payments on April 8, 2005, of approximately $2.0 million in aggregate in anticipation of the special one-time dividend payment. The purpose of the option cancellation arrangements was to provide each Participant with a payment similar to the special one-time dividend he or she would otherwise have received on the shares issuable upon the exercise of the options cancelled. Accordingly, the Company cancelled an aggregate of 225,800 outstanding stock options previously granted to the Participants.
     Upon cancellation of these options, the Company recorded expense of $408,000 during the first quarter of fiscal 2005. No further compensation expense will be recognized related to any past share based payments.
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
Note 7. Capital Structure
     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the six months ended June 30, 2005 and 2004, 84,392 shares and 129,349 shares, respectively, of Class B Common Stock were converted into Class A Common Stock.
     In March 2005, the shareholders of the Company approved a proposal to change the Company’s state of incorporation from Florida to Delaware. Upon completion of this reincorporation, the par value of the Company’s Class A and Class B Common Stock decreased to $0.0001 per Common Share from $0.10 per Common Share.
     On March 22, 2005, the Company’s Board of Directors declared a special, one-time cash dividend of $12.50 per common share, which was paid on April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from the Company’s new financing arrangement (See also Note 5. Debt).

     The following table summarizes changes that have occurred to Shareholders’ Equity (Deficit) during the six months ended June 30, 2005:

				Notes
				Receivable
				From			Total
	Class A	Class B	Additional	Sale off	Retained	Other	Shareholders’
	Common	Common	Paid-In	Common	Earnings	Comprehensive	Equity
(In thousands)	Stock	Stock	Capital	Stock	(Deficit)	Income	(Deficit)

Balance at January 1, 2005	$556	$223	$12,595	$(452)	$59,355	$—	$72,277

Net income	—	—	—	—	2,113	—	2,113
Exercise of stock options	47	—	2,475	—	—	—	2,522
Stock option expense	—	—	461	—	—	—	461
Cancellation of stock options	—	—	(4,438)	—	—	—	(4,438)
Income tax benefit from option exercises and cancellations	—	—	3,718	—	—	—	3,718
Dividend declared	—	—	(15,636)	—	(87,562)	—	(103,198)
Adjust par value of Common Stock	(611)	(214)	825	—	—	—	—
Conversion of Class B to Class A Common Stock	9	(9)	—	—	—	—	—
Repayments on notes receivable from sale of Common Stock , net	—	—	—	452	—	—	452
Change in fair value of derivatives, net of income taxes of $110	—	—	—	—	—	213	213
Other	—	—	—	—	(3)	—	(3)

Balance at June 30, 2005	$1	$—	$—	$—	$(26,097)	$213	$(25,883)

Note 8. Derivative Instruments and Hedging Activities
     All derivatives are recorded on the consolidated balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) the hedge of a net investment in a foreign operation, or (4) a nondesignated derivative instrument. The Company is engaged in an interest rate swap agreement that is classified as cash flow hedge. Changes in the fair value of derivatives that are classified as cash flow hedges are recorded in other comprehensive income (loss) until reclassified into earnings at the time of settlement of the forecasted transaction.
     The Company formally documents all relationships between hedging instruments and hedged items as well as the risk management objectives and strategy. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The Company does not utilize derivatives for speculative purposes.

Note 9. Segment Information
     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Six Months Ended June 30, 2005
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$128,142	$56,159	$17,705	$—	$202,006
Operating income	6,825	4,292	1,809	—	12,926
Capital expenditures	4,135	1,312	465	599	6,511
Depreciation	2,427	2,299	611	438	5,775

Six Months Ended June 30, 2004
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$104,765	$49,924	$12,324	$—	$167,013
Operating income	6,007	4,030	1,704	—	11,741
Capital expenditures	373	2,283	429	674	3,759
Depreciation	2,761	1,972	485	509	5,727

Identifiable assets	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated

At June 30, 2005	138,023	105,102	48,600	(68,352	)(1)	223,373
At December 31, 2004	95,923	57,389	26,560	33,422	(1)	213,294

(1)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments. The majority of the variance from December 31, 2004 to June 30, 2005 is due to the Company’s allocation of debt from its new credit agreement to its three operating segments.

Note 10. New Accounting Standards
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
     The Company adopted SFAS 123R as of January 1, 2005 using the modified prospective method. The adoption resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested options as calculated using the Black-Scholes model. Recognition of such compensation to expense was $53,000 for the period prior to the Company’s agreement to cancel all outstanding options. Upon cancellation of the options, the remaining unrecognized compensation cost of $408,000 was expensed. No further compensation expense will be recognized related to past share based payments (See also Note 6. Stock-based Compensation).
     Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, amends ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this standard.
     The FASB recently issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of accounting standards. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

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
     Plastic Films is a leading manufacturer of specialty plastic films. Three operating divisions comprise the Plastic Films segment: (1) Stretch Films, (2) Custom Films, and (3) Institutional Products. Stretch Films produces high-quality, monolayer and multilayer plastic films used to cover, package and protect products for storage and transportation applications, i.e. for palletization. We are, with our Linear brand, one of the two original producers and one of the largest producers of stretch film in North America. Custom Films produces customized monolayer and multilayer films used as converter sealant webs, acrylic masking, industrial packaging, and in laminates for foam padding of carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as table covers, gloves and aprons, which are used primarily in the institutional food service industry.
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

     Selected income statement data for the quarterly periods ended March 31, 2004 through June 30, 2005 are as follows:

	2005		2004
	6/30	3/31	12/31	9/30	6/30	3/31

PLASTIC FILMS VOLUME
(lbs in millions)	65.8	68.9	68.9	69.9	68.9	65.9

NET SALES ($ in millions)
Plastic Films	$62.4	$65.7	$60.6	$56.9	$54.1	$50.7
Injection Molding	30.1	26.1	23.9	26.1	26.1	23.8
Profile Extrusion	9.1	8.6	6.9	6.4	6.6	5.7

Total	$101.6	$100.4	$91.4	$89.4	$86.8	$80.2

GROSS MARGIN
Plastic Films	15%	14%	16%	16%	15%	15%
Injection Molding	17%	13%	14%	16%	17%	16%
Profile Extrusion	20%	20%	21%	24%	25%	23%

Total	16%	14%	16%	17%	16%	16%

OPERATING MARGIN
Plastic Films	6%	4%	6%	6%	6%	6%
Injection Molding	10%	5%	6%	8%	8%	8%
Profile Extrusion	10%	11%	10%	14%	15%	12%

Total	8%	5%	6%	7%	7%	7%
Results of Operations
Net Sales
     Net sales for the quarter and six months ended June 30, 2005 were $101.6 million and $202.0 million, respectively, compared to $86.8 million and $167.0 million, respectively, for the comparable periods in 2004.
     Net sales for the Plastic Films segment increased 15% to $62.4 million for the second quarter of 2005 compared to $54.1 million for the second quarter of 2004. Net sales for the six months ended June 30, 2005 increased 22% to $128.1 million compared to $104.8 million for the same period in 2004. These increases are primarily due to increased average selling prices, reflective of higher resin costs compared to the prior year. Sales volume (measured in pounds) for the second quarter decreased 4% but remained flat for the six months in comparison to the prior year.
     Net sales for the Injection Molding segment for the quarter and six months ended June 30, 2005 increased 15% and 12%, respectively, compared to the quarter and six months ended June 30, 2004. The increase is primarily attributable to volume growth within our building products line and traditional injection molded businesses, as well as selling price increases driven by increases in raw material costs.
     Net sales for the Profile Extrusion segment increased 37% and 44%, respectively, for the quarter and six months ended June 30, 2005 compared to the same periods in 2004. This increase is primarily a result of our acquisition of LaVanture Plastics Extrusion Technologies, Inc. and Molded Designs Technology, Inc., (collectively “LaVanture”), in November 2004, which contributed to over 80% of the increase in sales from the first half of 2004. The remaining increase was the result of volume growth within the recreational vehicle sector.
Gross Margin and Operating Margin
     Gross margin remained relatively flat at 16% and 15%, respectively, for the quarter and six months ended June 30, 2005 compared to 16% for the same periods in 2004. Operating margins were 8% and 6%, respectively, for the quarter and six months ended June 30, 2005 compared to 7% for both the quarter and six months ended June 30, 2004. The decrease in operating margin for the six months is primarily due to $0.6 million of costs associated with a financing effort that was not consummated during the first quarter of 2005 and $0.5 million of compensation expense relating to the cancellation of stock options, also in the first quarter of 2005.
     In the Plastic Films segment, gross margin and operating margin remained steady at 15% and 6%, respectively, for the quarters ended June 30, 2005 and 2004. For the six months ended June 30, 2005, gross margin and operating margin decreased slightly to 14% and 5%, respectively, from 15% and 6%, respectively, for the comparable periods in 2004. Plastic Films’ margins decreased primarily due to offsetting increases in both sales and cost of goods sold resulting from the direct pass-through of resin price increases.
     In the Injection Molding segment, gross margin was 17% for the quarters ending June 30, 2005 and 2004, and operating margin increased to 10% for the quarter ending June 30, 2005 compared to 8% for the quarter ending June 30, 2004. For the six months ended June 30, 2005, gross margin decreased slightly to 15% from 16% for the comparable period in 2004, but operating margin remained flat at 8%. The time lag in passing through raw material cost increases to our customers contributed to the declines.
     In the Profile Extrusion segment, gross margin and operating margin decreased to 20% and 10%, respectively, for the quarter ended June 30, 2005, from 25% and 15%, respectively, for the quarter ended June 30, 2004. For the six months ended June 30, 2005, gross margin and operating margin declined to 20% and 10%, respectively, from 24% and 14%, respectively, for the same period of 2004. These declines were due to increases in raw material prices, primarily resin costs, and the related time lag required to pass through cost increases to our customers.
Selling, General, and Administrative Expense
     Selling, general, and administrative expenses on a comparative basis increased to $8.5 million for the quarter ended June 30, 2005 from $7.8 million for the quarter ended June 30, 2004, and increased to $16.7 million for the six months ended June 30, 2005 compared to $15.4 million in the prior year. The increase is primarily attributable to increases in compensation costs. Selling, general and administrative costs as a percentage of sales decreased to 8% for both the quarter and six months ended June 30, 2005 compared to 9% for both the quarter and six months ended June 30, 2004.

Net Interest Expense
     Net interest expense on a comparative basis for the quarter and six months ended June 30, 2005 increased to $4.1 million and $5.9 million, respectively, compared to $1.3 million and $2.7 million, respectively, for the same periods in 2004. The increase was primarily due to higher interest rates and higher average outstanding borrowings in connection with our new $220 million credit facility. Unamortized deferred financing costs written off during the first quarter of 2005 were $3.8 million as a result of replacing our previously existing credit facility of $120 million with our new $220 million credit facility in March 2005.
Operating and Net Income
     As a result of the factors described above, operating income increased to $7.9 million, 8% of net sales, during the quarter ended June 30, 2005, compared with $6.4 million, 7% of net sales, for the quarter ended June 30, 2004. For the six months ended June 30, 2005, operating income increased to $12.9 million, 6% of net sales, compared to $11.7 million, 7% of net sales, for the six months ended June 30, 2004. Certain one-time charges, $0.5 million of stock option expense and $0.6 million of unconsummated financing costs, decreased operating income for the six months ended June 30, 2005.
     Net income and basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$2,445	$3,129	$2,113	$5,625

Earnings per share – basic	$0.30	$0.41	$0.26	$0.73
Earnings per share – diluted	$0.30	$0.38	$0.26	$0.69
Liquidity and Capital Resources
     At June 30, 2005, we had $73,000 in cash and cash equivalents, $202.1 million of outstanding indebtedness, and an additional $16.1 million of unused availability, net of outstanding letters of credit of approximately $1.6 million, under our new $220 million secured financing credit facility entered into on March 22, 2005. The new financing includes a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan facility maturing September 2011 and a $75 million junior secured term loan facility maturing March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility. Proceeds from the new financing facility were used to repay previously existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. In conjunction with the cancellation of our previous credit facility, we wrote-off approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, during the first quarter of 2005, we expensed approximately $555,000 of costs associated with a financing effort that was not consummated.
     On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per common share, which was paid on April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from our new credit facility. Along with the special dividend payment, we paid approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options on the date of the dividend payment. As a result of the option cancellations, we recorded related compensation expense in the amount of $408,000 during the first quarter of 2005 in accordance with the provisions of SFAS 123R, which we adopted on January 1, 2005.
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
Cash Flows from Operating Activities
     Net cash used for operating activities was $5.5 million for the six months ended June 30, 2005, compared to $0.8 million for the six months ended June 30, 2004. The difference between our net income of $2.1 million and the $5.5 million use of operating cash flow for the six months ended June 30, 2005 is predominantly attributable to a $6.1 million increase in accounts receivable due to an increase in sales and a $2.5 million increase in other current assets primarily related to prepaid taxes, a $10.8 million reduction of accounts payable and accrued expenses partially offset by $5.8 million of depreciation expense, $4.2 million of loan fee amortization, which includes a $3.8 million write-off of financing costs incurred under our old credit facility, and a $1.6 million decrease in inventory.
Cash Flows from Investing Activities
     Net cash used for investing activities increased to $6.5 million for the six months ended June 30, 2005, compared to $3.8 million for the six months ended June 30, 2004 and as a result of increased capital expenditures net of proceeds from asset dispositions between periods.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2005 was $12.0 million, compared with $1.8 million for the six months ended June 30, 2004. Net cash provided by financing activities increased for the six months ended June 30, 2005 primarily as a result of net borrowings of $202.1 million under our new credit agreement, a $3.7 million income tax benefit due to the exercise of employee stock options, $2.5 million in proceeds from the exercise of stock options and the receipt of approximately $0.5 million in repayments of shareholder notes. These amounts were offset by a $103.2 million payment of a special dividend to shareholders on April 8, 2005, net repayments of $87.7 million on our retired credit facility and $5.8 million of financing costs associated with our new credit agreement. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.
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
     We adopted SFAS 123R as of January 1, 2005 using the modified prospective method. The adoption resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested options as calculated using the Black-Scholes model. Recognition of such compensation to expense was $53,000 for the period prior to our agreement to cancel all outstanding options. Upon cancellation of the options, the remaining unrecognized compensation cost of $408,000 was expensed (see also Note 10. New Accounting Standards). No further compensation expense will be recognized related to share based payments until any new share based payments are made.
     Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, amends ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this standard.

     The FASB recently issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of accounting standards. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.
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
     On March 22, 2005, the Company replaced its existing credit facility with a new credit agreement resulting in variable rate debt outstanding at June 30, 2005. Currently, the Company has an interest rate swap agreement which matures in June 2008 that has the effect of converting a portion of the Company’s floating rate debt to a fixed rate. The Company has designated this interest rate swap agreement as a cash flow hedge (see also Note 5. Debt and Note 8. Derivative Instruments and Hedging Activities). The Company uses interest rate swap agreements to manage its exposure of interest rate changes on the Company’s variable rate debt. For each $1.0 million of variable rate debt outstanding, a 25 basis point increase or decrease in the level of interest rates (primarily LIBOR) would, respectively, increase or decrease annual interest expense by approximately $25,000. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
     There have been no other significant changes with respect to market risks related to the Company since December 31, 2004.
Item 4. Controls and Procedures
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls.

Part II. Other Information
Item 1. Legal Proceedings
The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is expected to have a material effect on the Company.
Item 4. Submission of Matters to a Vote of Security Holders
(A)	The Registrant held its Annual Meeting of Shareholders on May 24, 2005.

(B)	Not required.

(C)	The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows:

Election of Directors:
	Voters	Votes
Name	For	Withheld

CLASS A
Larry D. Horner	5,824,391	47,905
Chester B. Vanatta	5,796,853	75,443

CLASS B
Cesar L. Alvarez	1,208,720	-0-
Anthony F. Bova	1,208,720	-0-
Charles D. Murphy, III	1,208,720	-0-
Earl W. Powell	1,208,720	-0-
Jay Shuster	1,208,720	-0-
Peter Vandenberg, Jr.	1,208,720	-0-
(D)	Not applicable.

Item 6. Exhibits
(A)	EXHIBITS
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.
Date: August 11, 2005	By:	/s/ Anthony F. Bova
ANTHONY F. BOVA
President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ Paul G. Saari
PAUL G. SAARI
Senior Vice President, Finance and Chief Financial Officer