Form 10-Q
period 2005-09-30
ATLANTIS PLASTICS INC
filed 2005-11-14
CIK 811828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Class A Common Stock, $.0001 par value	6,113,158
Class B Common Stock, $.0001 par value	2,142,665

ATLANTIS PLASTICS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2005

Part 1. Financial Information
Item 1. Financial Statements
ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$106,585	$89,350	$308,591	$256,363

Cost of sales	90,259	74,589	261,635	214,435

Gross profit	16,326	14,761	46,956	41,928

Selling, general and administrative expenses	8,968	8,453	25,656	23,879
Stock option expense	—	—	461	—
Costs of unconsummated financing	—	—	555	—

Operating income	7,358	6,308	20,284	18,049

Unamortized deferred financing cost write-off	—	—	(3,794)	—
Net interest expense	(4,481)	(1,333)	(10,341)	(4,008)
Other income	85	98	26	33

Income before provision for income taxes	2,962	5,073	6,175	14,074

Provision for income taxes	1,016	1,897	2,116	5,273

Net income	$1,946	$3,176	$4,059	$8,801

Earnings per share:
Basic	$0.24	$0.41	$0.50	$1.14
Diluted	$0.24	$0.39	$0.50	$1.09

Weighted average number of shares used in computing earnings per share (in thousands):
Basic	8,256	7,724	8,147	7,689
Diluted	8,256	8,131	8,147	8,108

Cash dividends paid per common share	$—	$—	$12.50	$—

See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2005 (1)	2004

ASSETS
Cash and cash equivalents	$490	$51
Accounts receivable, net of allowances for doubtful accounts and returned items of $1,984 in 2005 and $1,228 in 2004	56,540	45,982
Inventories	41,131	38,186
Other current assets	7,413	4,760
Deferred income tax assets	3,978	3,978

Total current assets	109,552	92,957

Property and equipment, net	67,575	64,165
Goodwill, net	51,413	51,413
Other assets	8,445	4,759

Total assets	$236,985	$213,294

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$13,793	$15,389
Accrued expenses	25,563	25,659
Current maturities of long-term debt	1,200	6,955

Total current liabilities	40,556	48,003

Long-term debt, less current portion	206,100	80,790
Deferred income tax liabilities	12,060	11,211
Other liabilities	1,100	1,013

Total liabilities	259,816	141,017

Commitments and contingencies	—	—

Shareholders’ (deficit) equity:
Class A Common Stock, $.0001 par value in 2005 and $.10 par value in 2004 20,000,000 shares authorized, 6,113,158 and 5,556,566 shares issued and outstanding in 2005 and 2004, respectively	1	556
Class B Common Stock, $.0001 par value in 2005 and $.10 par value in 2004 7,000,000 shares authorized, 2,142,665 and 2,227,057 shares issued and outstanding in 2005 and 2004, respectively	—	223
Additional paid-in capital	—	12,595
Notes receivable from sale of Common Stock	—	(452)
Retained (deficit) earnings	(24,148)	59,355
Accumulated other comprehensive income, net of income taxes of $686	1,316	—

Total shareholders’ (deficit) equity	(22,831)	72,277

Total liabilities and shareholders’ (deficit) equity	$236,985	$213,294

(1)	Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash Flows From Operating Activities
Net income	$4,059	$8,801
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	8,744	8,527
Unamortized financing cost write-off	3,794	—
Loan fee and other amortization	647	776
Stock option expense	461	—
Unconsummated financing cost write-off	555	—
Interest receivable from shareholder loans	(5)	34
Gain on disposal of assets	(8)	—
Deferred income taxes	163	641
Changes in operating assets and liabilities:
Accounts receivable	(10,558)	(6,811)
Inventories	(2,945)	(4,883)
Other current assets	(2,653)	527
Accounts payable	(1,596)	(4,316)
Accrued and other expenses	(4,534)	1,781
Other assets and liabilities	106	(7)

Net cash (used for) provided by operating activities	(3,770)	5,070

Cash Flows From Investing Activities
Capital expenditures	(12,201)	(5,894)
Proceeds from asset dispositions	38	4

Net cash used for investing activities	(12,163)	(5,890)

Cash Flows From Financing Activities
Net (repayments) borrowings under previous revolving credit facility	(17,160)	5,600
Repayments of term loans under previous credit agreement	(70,587)	(9,179)
Financing costs associated with old credit agreement and unconsummated financing	(819)	—
Net borrowings under new revolving credit facility	12,900	—
Borrowings of term loans under new credit agreement	195,000	—
Repayments of term loans under new credit agreement	(600)	—
Financing costs associated with new credit agreement	(5,861)	—
Proceeds from exercise of stock options	2,522	666
Income tax benefit from option exercises and cancellations	3,718	—
Payment of special dividend	(103,198)	—
Repayments on notes receivable from shareholders	457	800

Net cash provided by (used for) financing activities	16,372	(2,113)

Net increase (decrease) in cash and cash equivalents	439	(2,933)
Cash and cash equivalents at beginning of period	51	3,001

Cash and cash equivalents at end of period	$490	$68

Supplemental disclosure of non-cash activities:
Non-cash reduction of accounts receivable and accounts payable in connection with supplier agreements	$(338)	$423
See accompanying notes.

ATLANTIS PLASTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Atlantis Plastics, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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
     The components of inventory consist of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(In thousands)	2005	2004

Raw Materials	$27,681	$24,404
Work in Process	330	430
Finished Products	13,120	13,352

Inventories, net	$41,131	$38,186

Note 3. Earnings Per Share Data
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$1,946	$3,176	$4,059	$8,801

Weighted average shares outstanding — basic	8,256	7,724	8,147	7,689
Net effect of dilutive stock options — based on treasury stock method	—	407	—	419

Weighted average shares outstanding — diluted	8,256	8,131	8,147	8,108

Earnings per share — basic	$0.24	$0.41	$0.50	$1.14

Earnings per share — diluted	$0.24	$0.39	$0.50	$1.09
Note 4. Comprehensive Income
     Total comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2005	2004	2005	2004

Net income as reported	$1,946	$3,176	$4,059	$8,801

Unrealized gain on derivatives, net of income taxes	1,102	—	1,316	—

Total comprehensive income	$3,048	$3,176	$5,375	$8,801

Note 5. Debt
     Long-term debt consisted of the following balances at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(In thousands)	2005	2004

Revolving credit facility	$12,900	$17,158
Term loan A	119,400	24,310
Term loan B	—	46,277
Junior secured term loan	75,000	—

Total debt	207,300	87,745
Less current maturities	(1,200)	(6,955)

Long-term debt	$206,100	$80,790
     On March 22, 2005, the Company entered into a new $220 million secured credit agreement provided by a syndicate of banks and financial institutions, replacing its previous $120 million facility. The new financing includes a $25 million revolving credit facility priced at the London Interbank Offered Rate (“LIBOR”) plus 2.75% maturing March 2011, a $120 million senior secured term loan facility (Term loan A) priced at LIBOR plus 2.75% maturing September 2011 and a $75 million junior secured term loan facility (Junior secured term loan) priced at LIBOR plus 7.25% maturing in March 2012. Borrowings under this agreement were used to repay the Company’s existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used on April 8, 2005 to pay a special one-time dividend of $103.2 million ($12.50 per share) to the Company’s shareholders and to pay approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options. In conjunction with the cancellation of the Company’s previous credit facility, the Company wrote-off approximately $3.8 million of deferred financing costs associated with the old credit facility during the first quarter of fiscal 2005. Additionally, the Company expensed in the first quarter approximately $0.6 million of costs associated with a financing effort that was not consummated.
     On June 6, 2005, the Company entered into an interest rate swap contract with a notional amount of $125 million to effectively fix the interest rate on a portion of its floating rate debt. This contract has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap expires on June 6, 2008. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment. The fair value of the interest rate swap outstanding at September 30, 2005 was an asset of approximately $2.0 million, and was recorded as part of other comprehensive income, net of income taxes (See also Note 4. Comprehensive Income, Note 7. Capital Structure, and Note 8. Derivative Instruments and Hedging Activities).

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
     The adoption of SFAS 123R resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested stock options based on their fair values as calculated using the Black-Scholes model. Recognition of such compensation to expense was $53,000 for the period prior to the Company’s agreement to cancel all outstanding stock options (discussed below), which resulted in expensing the remaining unrecognized compensation of $408,000. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the nine months ended September 30, 2005 were $461,000 and $290,000 lower, respectively, than if it had continued to account for the share-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2005 would have been $0.53 if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.50. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that these cash flows now be classified as financing cash flows rather than operating cash flows. Thus, the $3.7 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

     For purposes of pro forma disclosures, the fair value of the options is estimated using the Black-Scholes model and amortized to expense over the vesting period of the options. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement No. 123 to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2004:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands, except per share data)	2004	2004

Reported net income	$3,176	$8,801
Add:
Employee stock-based compensation expense included in reported net income, net of related income tax effects	—	—
Less:
Total employee stock option expense determined under fair value based method for all awards, net of related income tax effects	(38)	(115)

Pro forma	$3,138	$8,686

Basic earnings per share:
As reported	$0.41	$1.14
Pro forma	$0.41	$1.13
Diluted earnings per share:
As reported	$0.39	$1.09
Pro forma	$0.38	$1.07
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
Note 7. Capital Structure
     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the nine months ended September 30, 2005 and 2004, 84,392 shares and 229,924 shares, respectively, of Class B Common Stock were converted into Class A Common Stock.
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

     The following table summarizes changes that have occurred to Shareholders’ Equity (Deficit) during the nine months ended September 30, 2005:

				Notes
				Receivable
				From		Accumulated	Total
	Class A	Class B	Additional	Sale of	Retained	Other	Shareholders'
	Common	Common	Paid-In	Common	Earnings	Comprehensive	Equity
(In thousands)	Stock	Stock	Capital	Stock	(Deficit)	Income	(Deficit)

Balance at January 1, 2005	$556	$223	$12,595	$(452)	$59,355	$—	$72,277

Net income	—	—	—	—	4,059	—	4,059
Exercise of stock options	47	—	2,475	—	—	—	2,522
Stock option expense	—	—	461	—	—	—	461
Cancellation of stock options	—	—	(4,438)	—	—	—	(4,438)
Income tax benefit from option exercises and cancellations	—	—	3,718	—	—	—	3,718
Dividend declared	—	—	(15,636)	—	(87,562)	—	(103,198)
Adjust par value of Common Stock	(611)	(214)	825	—	—	—	—
Conversion of Class B to Class A Common Stock	9	(9)	—	—	—	—	—
Repayments on notes receivable from sale of Common Stock , net	—	—	—	452	—	—	452
Change in fair value of derivatives, net of income taxes of $686	—	—	—	—	—	1,316	1,316

Balance at September 30, 2005	$1	$—	$—	$—	$(24,148)	$1,316	$(22,831)

Note 8. Derivative Instruments and Hedging Activities
     All derivatives are recorded on the consolidated balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) the hedge of a net investment in a foreign operation, or (4) a nondesignated derivative instrument. The Company is engaged in an interest rate swap agreement that is classified as a cash flow hedge. Changes in the fair value of derivatives that are classified as a cash flow hedge are recorded in other comprehensive income (loss) until reclassified into earnings at the time of settlement of the forecasted transaction.
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

Note 9. Segment Information
     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Nine Months Ended September 30, 2005
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$194,135	$88,144	$26,312	$—	$308,591
Operating income	10,911	7,040	2,333	—	20,284
Capital expenditures	7,644	2,767	992	798	12,201
Depreciation	3,648	3,430	934	732	8,744

Nine Months Ended September 30, 2004
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$161,651	$75,969	$18,743	$—	$256,363
Operating income	9,375	6,043	2,631	—	18,049
Capital expenditures	796	3,438	859	801	5,894
Depreciation	4,083	2,996	743	705	8,527

Identifiable assets	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated

At September 30, 2005	$145,865	$107,426	$49,528	$(65,834	) (1)	$236,985
At December 31, 2004	95,923	57,389	26,560	33,422	(1)	213,294

(1)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments. The majority of the variance from December 31, 2004 to September 30, 2005 is due to the Company’s allocation of debt from its new credit agreement to its three operating segments.

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

     Selected income statement data for the quarterly periods ended March 31, 2004 through September 30, 2005 are as follows:

	2005			2004
	9/30	6/30	3/31	12/31	9/30	6/30	3/31

PLASTIC FILMS VOLUME
(lbs in millions)	75.3	65.8	68.9	68.9	69.9	68.9	65.9

NET SALES
($ in millions)
Plastic Films	$66.0	$62.4	$65.7	$60.6	$56.9	$54.1	$50.7
Injection Molding	32.0	30.1	26.1	23.9	26.1	26.1	23.8
Profile Extrusion	8.6	9.1	8.6	6.9	6.4	6.6	5.7

Total	$106.6	$101.6	$100.4	$91.4	$89.4	$86.8	$80.2

GROSS MARGIN
Plastic Films	15%	15%	14%	16%	16%	15%	15%
Injection Molding	16%	17%	13%	14%	16%	17%	16%
Profile Extrusion	16%	20%	20%	21%	24%	25%	23%

Total	15%	16%	14%	16%	17%	16%	16%

OPERATING MARGIN
Plastic Films	6%	6%	4%	6%	6%	6%	6%
Injection Molding	9%	10%	5%	6%	8%	8%	8%
Profile Extrusion	6%	10%	11%	10%	14%	15%	12%

Total	7%	8%	5%	6%	7%	7%	7%
Results of Operations
Net Sales
     Net sales for the quarter and nine months ended September 30, 2005 were $106.6 million and $308.6 million, respectively, compared to $89.4 million and $256.4 million, respectively, for the comparable periods in 2004.
     Net sales for the Plastic Films segment increased 16% to $66.0 million for the third quarter of 2005 compared to $56.9 million for the third quarter of 2004. Net sales for the nine months ended September 30, 2005 increased 20% to $194.1 million compared to $161.7 million for the same period in 2004. These increases are primarily due to increased average selling prices, reflective of higher resin costs compared to the prior year. Sales volume (measured in pounds) increased 8% and 3% for the third quarter and the nine months, respectively, in comparison to the prior year periods.
     Net sales for the Injection Molding segment for the quarter and nine months ended September 30, 2005 increased 23% and 16%, respectively, compared to the quarter and nine months ended September 30, 2004. The increase is primarily attributable to volume growth within both our building products line and traditional injection molded businesses, as well as selling price increases driven by increases in resin costs.
     Net sales for the Profile Extrusion segment increased 34% and 41%, respectively, for the quarter and nine months ended September 30, 2005 compared to the same periods in 2004. This increase is primarily a result of our acquisition of LaVanture Plastics Extrusion Technologies, Inc. and Molded Designs Technology, Inc., (collectively “LaVanture”), in November 2004.
Gross Margin and Operating Margin
     Gross margin decreased slightly to 15% for both the quarter and nine months ended September 30, 2005 compared to 17% and 16%, respectively, for the same periods in 2004. Operating margins were flat at 7% for the quarter and nine months ended September 30, 2005 and 2004. Operating expenses for the nine months ended September 30, 2005 include $0.6 million of costs associated with a financing effort that was not consummated during the first quarter of 2005 and $0.5 million of compensation expense relating to the cancellation of stock options, also in the first quarter of 2005.
     In the Plastic Films segment, gross margin and operating margin were 15% and 6%, respectively, for the quarter ended September 30, 2005 compared with 16% and 6%, respectively, for the same period in the 2004. For the nine months ended September 30, 2005, gross margin and operating margin were 15% and 5%, respectively, compared to 16% and 6%, respectively, for the comparable periods in 2004.
     In the Injection Molding segment, gross margin was 16% for the quarters ending September 30, 2005 and 2004, and operating margin increased to 9% for the quarter ending September 30, 2005 compared to 8% for the quarter ending September 30, 2004. For the nine months ended September 30, 2005 and 2004, gross margin and operating margin remained flat at 15% and 8%, respectively.
     In the Profile Extrusion segment, gross margin and operating margin decreased to 16% and 6%, respectively, for the quarter ended September 30, 2005, from 24% and 14%, respectively, for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, gross margin and operating margin declined to 19% and 9%, respectively, from 24% and 14%, respectively, for the same period of 2004. These declines were due to the slow down in RV demand due to high fuel costs and integration costs resulting from the plan consolidation and integration of the LaVanture and Atlantis facilities in Elkhart, Indiana.
Selling, General, and Administrative Expense
     Selling, general, and administrative expenses increased to $9.0 million for the quarter ended September 30, 2005 from $8.5 million for the quarter ended September 30, 2004, and increased to $25.7 million for the nine months ended September 30, 2005 compared to $23.9 million in the prior year. These increases are primarily attributable to increases in compensation costs. Selling, general and administrative costs as a percentage of sales decreased to 8% for the quarter and nine months ended September 30, 2005 compared to 9% for the quarter and nine months ended September 30, 2004.
Net Interest Expense and Unamortized Deferred Financing Cost
     Net interest expense for the quarter and nine months ended September 30, 2005 increased to $4.5 million and $10.3 million, respectively, compared to $1.3 million and $4.0 million, respectively, for the same periods in 2004. The increase was primarily due to higher average outstanding borrowings under our new $220 million credit facility and higher average interest rates on borrowings outstanding.

     Unamortized deferred financing costs written off during the first quarter of 2005 were $3.8 million as a result of replacing our previously existing credit facility of $120 million with our new $220 million credit facility in March 2005.
Operating and Net Income
     As a result of the factors described above, operating income increased to $7.4 million, 7% of net sales, during the quarter ended September 30, 2005, compared with $6.3 million, 7% of net sales, for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, operating income increased to $20.3 million, 7% of net sales, compared to $18.0 million, 7% of net sales, for the nine months ended September 30, 2004 despite one-time charges of $0.5 million for stock option expense and $0.6 million for unconsummated financing costs during the 2005 period.
     Net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$1,946	$3,176	$4,059	$8,801

Earnings per share — basic	$0.24	$0.41	$0.50	$1.14
Earnings per share — diluted	$0.24	$0.39	$0.50	$1.09
Liquidity and Capital Resources
     At September 30, 2005, we had $0.5 million in cash and cash equivalents, $207.3 million of outstanding indebtedness, and an additional $10.5 million of unused availability, net of outstanding letters of credit of approximately $1.6 million, under our new $220 million secured financing credit facility entered into on March 22, 2005. The new financing includes a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan facility maturing September 2011 and a $75 million junior secured term loan facility maturing March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility. Proceeds from the new financing facility were used to repay previously existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. In connection with the cancellation of our previous credit facility, we wrote-off approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, during the first quarter of 2005, we expensed approximately $0.6 million of costs associated with a financing effort that was not consummated.
     On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per common share, which was paid on April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from our new credit facility. In addition to the special dividend payment, we paid approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options on the date of the dividend payment. As a result of the option cancellations, we recorded related compensation expense in the amount of $408,000 during the first quarter of 2005 in accordance with the provisions of SFAS 123R, which we adopted on January 1, 2005.

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
Cash Flows from Operating Activities
     Net cash used for operating activities was $3.8 million for the nine months ended September 30, 2005, compared with $5.1 million provided by operating activities for the nine months ended September 30, 2004. The use of operating cash flow during 2005 resulted primarily from higher working capital requirements, principally an increase of $10.6 million in accounts receivable and an increase of $2.9 million in inventories from the December 31, 2004 balances.
Cash Flows from Investing Activities
     Net cash used for investing activities increased to $12.2 million for the nine months ended September 30, 2005, compared to $5.9 million for the nine months ended September 30, 2004 as a result of increased capital expenditures, net of proceeds from asset dispositions, between the periods.

Cash Flows from Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2005 was $16.4 million, compared with net cash used of $2.1 million for the nine months ended September 30, 2004. Net cash provided by financing activities increased for the nine months ended September 30, 2005 primarily as a result of net borrowings of $207.3 million under our new credit agreement, a $3.7 million income tax benefit due to the exercise of employee stock options, $2.5 million in proceeds from the exercise of stock options and the receipt of approximately $0.5 million in repayments of shareholder notes. These amounts were offset by a $103.2 million payment of a one-time special dividend to shareholders on April 8, 2005, net repayments of $87.7 million on our retired credit facility, $5.9 million of financing costs associated with our new credit agreement, and $0.8 million in financing costs associated with our retired credit facility and unconsummated financing costs.
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
     On March 22, 2005, the Company replaced its existing credit facility with a new credit agreement resulting in variable rate debt outstanding at September 30, 2005. Currently, the Company has an interest rate swap agreement which matures in June 2008 that has the effect of converting $125 million of the Company’s floating rate debt to a fixed rate. The Company has designated this interest rate swap agreement as a cash flow hedge (see also Note 5. Debt and Note 8. Derivative Instruments and Hedging Activities). The Company uses interest rate swap agreements to manage its exposure of interest rate changes on the Company’s variable rate debt. For each $1.0 million of variable rate debt outstanding, a 25 basis point increase or decrease in the level of interest rates (primarily LIBOR) would, respectively, increase or decrease annual interest expense by approximately $25,000. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
     There have been no other significant changes with respect to market risks related to the Company since December 31, 2004.
Item 4. Controls and Procedures
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls.

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

ATLANTIS PLASTICS, INC.

Date: November 11, 2005	By:	/s/ Anthony F. Bova

ANTHONY F. BOVA
President and Chief Executive Officer

Date: November 11, 2005	By:	/s/ Paul G. Saari

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