Form 10-K
period 2005-12-31
ATLANTIS PLASTICS INC
filed 2006-03-31
CIK 811828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                              to
Commission file number 1-9487
ATLANTIS PLASTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1088270

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 The Exchange, Suite 200, Atlanta, Georgia	30339

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (800) 497-7659
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.0001 par value per share	The NASDAQ Stock Market Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant on June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27,292,038. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.
     The number of shares of Class A Common Stock, $.0001 par value, and Class B Common Stock, $.0001 par value, of the registrant outstanding as of February 28, 2006 was 6,113,158 and 2,142,665, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the following document have been incorporated by reference into the parts indicated: The registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report – Part III (Items 10-14).

ATLANTIS PLASTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005

Page
Part IV

Item 15. Exhibits and Financial Statement Schedules	49
Signatures	53
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
     Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including Item 1A, “Risk Factors”, describe factors, among others, that could contribute to or cause such differences.
     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
ITEM 1. BUSINESS
Overview
     Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, is a leading manufacturer of high quality specialty plastic films and custom molded and extruded plastic products used for storage and transportation, food service, appliance, automotive, commercial and consumer applications. We currently operate 15 manufacturing plants located throughout the United States, and we believe we are a low cost producer in many of our product lines. We operate through three operating business segments: Plastic Films, Injection Molding and Profile Extrusion.
     Plastic Films, which accounted for approximately 64% of our net sales in 2005, is a leading manufacturer of specialty plastic films. The Plastic Films segment is comprised of three operating divisions: (1) Stretch Films, (2) Custom Films and (3) Institutional Products. Stretch Films produces high quality, multilayer plastic films used to cover, package and protect products for storage and transportation applications. We are one of the largest producers of stretch films in the United States. Custom Films produces customized monolayer and multilayer specialty plastic films used as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications, and as industrial and protective packaging. Institutional Products converts custom films into disposable products such as table covers, gloves and aprons, which are used primarily in institutional food service.
     Injection Molding, which accounted for approximately 28% of our net sales in 2005, is a leading manufacturer of both custom and proprietary injection molded products. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers, or OEMs, in the home appliance, automotive parts, recreational vehicle and construction industries. Injection Molding also manufactures a line of proprietary plastic “cedar shake” siding panels for the home building industry and residential replacement market under the Cedarway® trade name.
     Profile Extrusion, which accounted for approximately 8% of our net sales in 2005, is a manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances. We believe we are one of the leading manufacturers of custom extruded plastic products for recreational vehicles.
Industry Overview
     Plastic Films. We participate in the flexible plastic films industry, which generated approximately 13.0 billion pounds in 2004, according to a 2005 industry report from The Freedonia Group. The flexible plastic films industry is populated by a few large film manufacturers and many smaller producers. Smaller competitors tend to focus on geographic areas to minimize transportation costs and specialize on a few products for niche markets. Growth in flexible plastic films is driven primarily by the increased use of plastic films in flexible packaging because of performance and cost advantages over competing packaging technologies.
     Within the plastic film industry, we manufacture single and multilayer linear low density polyethylene (LLDPE) stretch films and custom films made from a wide variety of polymers and co-polymers of ethylene and propylene. According to The Freedonia Group, 2004 demand for stretch film was 1.4 billion pounds with growth forecast at 5% per year driven by a favorable outlook for industrial activity, as well as heightened needs for the protection of goods during warehousing and distribution as mass retailers increase their dominance in the retail sector. Demand for custom film grew at a similar rate to 4.9 billion pounds, driven by the cost and performance advantages of flexible packaging over other packaging forms, according to the Flexible Packaging Association 2005 State of the Industry Report.
     Injection Molding. Injection molding is among the most widely utilized industrial plastic processes, generating market demand of approximately $30.2 billion in revenue in 2004 according to Plastics News. The injection molding industry is highly fragmented with an emphasis on regional markets. Growth in injection molding is expected to be driven by the increased usage of plastic components for consumer products, appliances, automobiles, computers, medical devices and other applications.
     Profile Extrusion. Much like the injection molding industry, the profile extrusion industry is highly fragmented with an emphasis on regional markets. Growth in the profile extrusion industry is expected to be driven primarily by the trend toward outsourcing by OEMs.
Our Business Strategies
     Increase Market Penetration. While many of our product lines hold leading positions in their market segments, we believe we have substantial opportunities to expand our customer base and deepen our market penetration. We are focused on increasing sales to new and existing customers by continuously improving existing products and expanding our product offerings through innovation. We believe we can increase market penetration and deepen our current customer relationships through the co-development of low cost, high quality component parts in our Injection Molding segment. We continue to increase our penetration of the recreational vehicle and manufactured housing markets by enhancing our position as a low cost provider and introducing new proprietary products. We are focused on expanding our customer base in our Plastic Films segment through the enhancement of customer service and the introduction of customized film structures.
     Expand Product Offerings. We have a history of new product development, and we plan to continue our successful product development efforts across all of our businesses. In particular, we will dedicate additional resources to expand our Injection Molding segment, where we believe there is an excellent opportunity to increase net sales and improve overall margin, and we expect to introduce new proprietary products in our Profile Extrusion segment, including continuing expansion of extruded accessories for the siding industry. We also plan to enhance our sales and distribution efforts in this business. Since the introduction of our “cedar shake” products in 2000, net sales from building products have grown from $0.7 million in 2000 to $27.4 million for 2005.
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

     Pursue Acquisitions at Reasonable Valuations. We have experience in completing acquisitions and integrating them into our existing businesses. We will continue to seek acquisition candidates at reasonable valuations and integrate them into our existing operations.
Products
     Stretch Film. We are one of the largest producers of stretch films in the United States. We manufacture both monolayer and multilayer stretch films used primarily to wrap pallets of industrial and commercial goods for shipping or storage. Secondary markets for stretch film products include the bundling of non-palletized products such as carpet rolls, construction materials, furniture and paper. Stretch films are typically produced using linear low density polyethylene resins and other materials, and are manufactured using both blown and cast extrusion processes to meet rigid customer specifications. We have over 400 SKU’s in the machine wrap and hand wrap segment. We are one of the two original producers of stretch films and, as a result, our Linear branded products enjoy considerable brand equity. Our product offerings include our highly successful Advantage stretch film line, which incorporates three stretch films types, and is marketed under the Linear brand product family.
     The principal attributes driving the demand for stretch films are as follows:
•	Load Containment. Stretch film is puncture resistant and can be expanded up to 300% of its pre-stretch size, creating a “rubber band effect” that applies force evenly to a load, helping to prevent palletized products from shifting during the distribution and handling processes. The consistent load containment minimizes product damage and reduces total costs relative to other, less reliable packaging alternatives.

•	Cost Effectiveness. Stretch film provides superior strength-to-weight ratios, is cheaper to produce, and results in the creation of less waste than alternative containment media. Materials such as strapping, banding, corrugated boxes and adhesives continue to be displaced by stretch films at an increasing rate due to their cost and weight reduction benefits. The average stretch film requirement for pallet wrapping has decreased from nearly 30 ounces per load to less than 8 ounces per load as a result of manufacturing and resin technology improvements, which have enabled down gauging.

•	Ease of Use. Stretch film allows for the effective, simple containment of bulk goods and is less labor and time intensive than alternative containment media. Machine wrap represents approximately two-thirds of the market for stretch film and continues to grow in popularity due to advances in automated wrapping machinery.
     Custom Films. We produce single and multilayer blown, cast and embossed films made from a wide variety of polymers and co-polymers of ethylene, including low density and linear low density polyethylene. These custom engineered and specialty films serve the coating, lamination, medical, automotive, textile, carpeting, furniture, manufacturing and food packaging industries. Custom Films maintains over 1,000 film recipes utilizing different combinations of resins, colors, and specialized additives in a broad range of film widths, thicknesses, and roll configurations. The following are among the division’s largest volume market segments:
•	Flexible Packaging Converter Films. Films engineered for converted flexible packaging are marketed under the Proflextm brand and used in laminated applications as sealant layers, barrier layers and/or as a print carrier for graphics in stand-up pouches and similar value added packaging. Proflextm films can also be used in an unsupported format, plain or printed, for the manufacture of bags or wrapping of foods and consumer goods such as bakery or towel and tissue items.

•	Masking Films. Masking films are used to protect the surface of materials such as acrylic or polycarbonate sheet, glass and metal during transportation, storage, fabrication and installation. These films incorporate a scratch, abrasion and gouge resistant layer on one side and a heat activated adhesive layer on the other, to bind the film to the final product’s surface and allow removal to expose a pristine product surface once an item is finished.

•	Foam Lamination and Adhesive Films. Foam lamination films are designed to be a carrier web and become an integral structural component of carpet pad foam and automotive trim components. Adhesive films act as a heat activated bonding layer between two substrates or sheets made from diverse materials including applications such as structural panels used in semi-trailer construction and similar items.

•	Non-Woven Lamination Films. These films adhere to non-woven substrates and become a functional part of the finished product. Applications include dental bibs, surgical drapings, other medical related products and absorbent tray pads used in meat packaging.

•	Carpet, Furniture and Textile Packaging Films. This category includes a number of high strength, wide web films and protective bags used for wrapping textiles and packaging large format items like mattresses and furniture.

•	Embossed Films. Embossed films are used in the manufacture of personal care items, disposable protective clothing and table cloths, and for carrier or release films used in the production of rubber, composite aerospace materials and molding compounds as a separation medium.
     Institutional Products. Marketed under the Sta-Dri® brand name, we produce disposable consumer and institutional plastic products for the food service, party supply and school/collegiate markets. These product offerings are available in a variety of styles, colors, thickness levels and weights. Products produced include table covers and skirts, aisle runners, aprons, bibs, gloves, boots, freezer/storage bags, saddle pack bags, locker wrap and custom imprint designs.
     Injection Molding. We produce custom thermoplastic components for small and large appliances, including refrigerators, air conditioners, dehumidifiers and dishwashers. The division also manufactures products for the automotive and building products markets. Injection Molding manufactures a proprietary line of cedar replica building panels for siding applications in residential and commercial construction markets. The line includes a “cedar shake” panel for siding applications sold under the Cedarway® brand name and proprietary “half-round” accent panels. These products provide a maintenance free, cost effective, easy-to-install, long lasting alternative to wood, vinyl and aluminum siding products.
     Profile Extrusion. We produce and stock recreational vehicle components, and have grown our portfolio of building product related offerings. The following are among the division’s largest volume products:
•	Double-Utility Trim. “Double-utility trim” is used in the siding industry and is manufactured under an exclusive licensing agreement.

•	PLY-J and Flex-Flash. PLY-J flexible “J” channel siding trim and Flex-Flash flexible drip edge flashing products were developed to seal and finish round top windows. These products offer built-in mildew, mold and UV inhibitors, are easy to cut and install, and are manufactured in a variety of colors for convenience. We trademarked the PLY-J name in 1998 and received a patent on the Flex-Flash design in 1999.

•	Fluted Outside Corner. The Fluted outside corner is an extruded building component used primarily in the remodeling industry. This product is manufactured in a white color and has a highly defined and elegant look.
Sales and Marketing
     Stretch Films. Under the Linear brand name, we sell stretch film nationally to approximately 400 distributors of industrial packaging and directly to several large end users. More than 90% of our stretch film volume is sold to distributors through our direct sales organization.
     Custom Films. We market specialty custom films for direct sale to end users, as well as through distributors, with a majority of the division’s sales completed on an order-by-order basis. Our Custom Films’ sales and marketing personnel work closely with our technical group to develop specific solutions for a wide range of customer applications. The division is marketing its expanded co-extrusion production capabilities in an effort to further penetrate the markets it serves.
     Institutional Products. This division sells primarily through a nation-wide broker network to numerous customers in the institutional food service, hospital and janitorial supply and party supply/retail store markets. Sales to both resellers and end market retailers are completed on an order-by-order basis.
     Injection Molding. This division maintains an in-house sales and engineering staff that assists in the design of products to customer specifications, designs molds to produce those products, and oversees the construction of necessary molds. Its “program management” concept promotes early involvement with customers’ engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its Statistical Process Control, or SPC, systems enable it to meet these established quality standards on a cost effective basis. We believe that our ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping, silk screening, and assembly provide us with a competitive advantage in selling to national accounts. In-house personnel generate the majority of our sales. Independent sales representatives, calling primarily on industrial customers in the Midwest, account for the balance. Building products sales are conducted through a nationally recognized distribution and manufacturer’s representative organization serving the building construction industry.
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
Manufacturing and Raw Materials
     Stretch Films. We manufacture our stretch film products utilizing cast and blown, mono and co-extrusion technology in three facilities, located in Sapulpa, Oklahoma; Nicholasville, Kentucky; and Fontana, California. We purchase several types of low density and linear low density resins and other materials to manufacture our stretch film products.
     Custom Films. Custom films products are manufactured in Mankato, Minnesota and Cartersville, Georgia. Production capabilities include monolayer and multilayer co-extruded blown, cast and embossed films. Our cast films may contain as many as seven individual layers, while our blown films may be configured with up to five layers, each layer serving a specific purpose and potentially made from different resin ingredients. Primary ingredients for these films include several types of low density, linear low density polyethylene and polypropylene materials, and encompass many co-polymers of ethylene and propylene, as well as many specialty additives and pigments.
     Institutional Products. This division sources film manufactured by Custom Films and converts the film into disposable poly gloves, bibs, aprons and table covers at its manufacturing facility in Mankato, Minnesota. Institutional Products is predominantly an automated converting facility that enjoys a low cost manufacturing position. The division holds a competitive advantage through vertical integration with base film supplied from Custom Films’ Mankato, Minnesota operation.
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
     Raw Materials. The raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene. We select our suppliers on the basis of quality, price, technical support and service. We have contracts with resin manufacturers that allow us to achieve what we believe to be the best combination of price, resin availability and new product development support. We believe our relationships with our resin suppliers are good. We do not hedge the purchase of our raw materials, though we do manage our resin inventory levels with a view toward the expected direction of resin prices. Virtually all of our plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, to date, including as recently as 2005, we have not experienced any such shortages. We believe that there are adequate sources available to meet our raw material needs.
     We use over 300 million pounds of plastic resins annually. We believe that our large volume purchases of plastic resin have generally resulted in lower net raw material costs and enabled us to obtain shipments of raw materials even in periods of short supply.
     The primary plastic resins we use are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during 1999 through 2005. See Item 1A, “Risk Factors.” Our financial performance is dependent on raw material prices and our ability to pass on price increases to customers.

Competition
     Our operating units face intense competition from numerous competitors, several of which have greater financial resources than we do. In addition, the markets for certain of our products are characterized by a low cost of entry or competition based primarily on price.
     Plastic Films competes with a limited number of producers capable of national distribution and a greater number of smaller manufacturers that target specific regional markets and specialty film segments. Competition is based on quality, price, service (including the manufacturer’s ability to supply customers in a timely manner), and product differentiation. We believe Plastic Films successfully competes on the basis of its established reputation for service and quality, as well as its position as an innovative, efficient, low cost producer.
     Injection Molding competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, and price. We believe that our custom injection molding business successfully competes based on its ability to offer extensive customer service, manufacturing efficiencies, and a wide range of production capabilities. Our proprietary building products business competes with large and well established suppliers to the industry and on the basis of product differentiation and service. Our cedar replica siding is recognized as having the most authentic appearance and is offered in the broadest array of colors in the industry.
     Profile Extrusion competes regionally with a number of smaller extruders that focus on specialized niche markets. Competition is driven primarily by cost, quality, and service levels. We believe that Profile Extrusion successfully competes based on its competitive cost structure, high service levels, strong production capabilities and efficiencies, and broad geographic reach.
Backlog
     Our total backlog at December 31, 2005 was approximately $20.5 million, compared with approximately $29.1 million at December 31, 2004. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory order adjustments.
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
     Additionally, we have adopted a written Code of Ethics that applies to our principal executive officer and senior financial officers. This Code of Ethics is available free of charge through the “Corporate Governance” link on our website (www.atlantisplastics.com).
Employees
     As of December 31, 2005, we employed 1,461 persons, compared with 1,377 persons at December 31, 2004. None of our employees are covered by collective bargaining agreements, and we believe that we have good relations with our employees.
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
     While we cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance because of continually changing compliance standards and technology, we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations. Accordingly, we have not accrued any amounts relating to achieving compliance with currently promulgated environmental laws and regulations. See Item 1A, “Risk Factors.” Environmental, health and safety matters could require material expenditures and changes in our operations.
ITEM 1A. RISK FACTORS
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
     As of February 28, 2006 we had $211.8 million of outstanding indebtedness, approximately $0.1 million in cash and cash equivalents and an additional approximate $9.1 million of unused availability under our credit facilities, net of outstanding letters of credit of $1.6 million.
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
     In addition, our credit agreements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.
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
     Injection Molding competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality, product differentiation and price. Our building products business competes with large and well established suppliers to the industry, competing on the basis of product differentiation and service.
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
Sales to one of our customers accounted for 12% of our net sales in 2005, and the loss of sales to that customer could harm our business, financial condition and results of operations.
     Sales to Whirlpool Corporation accounted for 12% of our net sales in 2005. A significant reduction in Whirlpool’s volume, or the loss of Whirlpool as a customer, could have a material adverse effect on our business, financial condition and results of operations.
Our acquisitions carry risks.
     Acquisitions and investments involve numerous risks such as diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies and products, lack of market acceptance of new services and technologies or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. Impairment of goodwill and other intangible assets may result if these risks materialize. There can be no assurance that an acquired business will perform as expected or generate significant net sales or profits. In addition, acquisitions may involve the assumption of obligations or significant one-time write-offs. In order to finance any future acquisitions, we may need to raise additional funds through public or private financings.
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
     We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. There can be no assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot be assured that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
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
     In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Non-compliance could subject us to material liabilities, such as fines, damages, criminal or civil sanctions and remediation costs, or result in interruptions in our operations. We believe our operations are currently in substantial compliance with these laws and regulations. However, there is no assurance that we have been or will be at all times in compliance with all of these requirements and that the resolution of these environmental matters will not have an adverse effect on our results of operations, financial condition and cash flows in any given period.
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
     As of December 31, 2005, Earl Powell, our Chairman of the Board, holds approximately 47.2% of our voting power, and is able to exert significant control over our affairs, including the election of a majority of our board, the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. His interests could conflict with those of our other shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Our headquarters consists of approximately 12,700 square feet of office space, with an annual lease payment of approximately $178,000.
     The following table describes the manufacturing facilities we own or lease as of December 31, 2005. Substantially all of the owned facilities are pledged as collateral for debt. We believe that our manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

	Owned or	Building Area
Segment and Location	Leased	(square feet)
Plastic Films:
Stretch Films, Sapulpa, Oklahoma	Owned	126,500
Stretch Films, Nicholasville, Kentucky	Owned	130,000
Stretch Films, Fontana, California	Leased	95,100
Custom Films, Mankato, Minnesota	Owned	140,000
Institutional Products, Mankato, Minnesota	Leased	65,000
Custom Films, Cartersville, Georgia	Leased	58,500

Injection Molding:
Injection Molding, Henderson, Kentucky	Owned	133,000
Injection Molding, Jackson, Tennessee	Owned	50,800
Injection Molding, Ft. Smith, Arkansas	Owned	135,000
Injection Molding, Warren, Ohio	Owned	54,100
Injection Molding, LaVergne, Tennessee	Leased	38,000
Injection Molding, Alamo, Texas	Leased	98,000
Injection Molding, Elkhart, Indiana	Leased	43,800

Profile Extrusion:
Profile Extrusion, Elkhart, Indiana	Owned	88,000
Profile Extrusion, Elkhart, Indiana	Leased	98,500
ITEM 3. LEGAL PROCEEDINGS
     From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation where the outcome is expected to have a material adverse effect on our consolidated financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Effective March 9, 2005, our Class A Common Stock is traded on The NASDAQ Stock Market and the Pacific Stock Exchange under the symbol “ATPL.” Prior to this date, our Class A Common Stock was traded on the American Stock Exchange (the “AMEX”) and the Pacific Stock Exchange under the symbol “AGH.” The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX (before March 9, 2005) and the NASDAQ (after March 9, 2005) for each quarter of the years 2005 and 2004:

	High	Low
2005
First Quarter	$26.30	$16.50
Second Quarter	$24.20	$5.36
Third Quarter	$10.50	$7.29
Fourth Quarter	$10.05	$6.79

2004
First Quarter	$15.50	$12.00
Second Quarter	$18.40	$14.25
Third Quarter	$19.25	$11.69
Fourth Quarter	$17.80	$13.99
     There is no public market for our Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.
     As of February 28, 2006, there were 130 holders of record of Class A Common Stock and 12 holders of record of Class B Common Stock.
Dividends
     On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per Common share, which was paid on April 8, 2005, to stockholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by the proceeds from the new financing agreement entered into on March 22, 2005. See “Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

Years Ended December 31,	2005	2004	2003	2002	2001
(in millions, except per share data)
Operating Data
Net sales	$424.3	$347.8	$289.1	$248.6	$247.8
Net income	6.7	11.5	8.2	2.4	0.7
Goodwill amortization*	—	—	—	—	1.8

Per Share Data
Net income:
Basic earnings per common share	$0.82	$1.49	$1.08	$0.31	$0.10
Diluted earnings per common share	$0.81	$1.42	$1.06	$0.31	$0.10
Cash dividends paid per common share	$12.50	—	—	—	—

Financial Data
Total assets	$238.9	$213.3	$185.7	$175.6	$169.6
Total debt	199.2	87.7	77.2	88.9	88.9

*	The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, during 2002, which requires, among other items, the cessation of recording goodwill amortization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a leading U.S. manufacturer of high quality specialty plastic films and custom molded and extruded plastic products used for storage and transportation, food service, appliance, automotive, commercial and consumer applications. We currently operate 15 manufacturing facilities, and we believe we are a low cost producer in many of our product lines. We operate through three operating business segments: Plastic Films, Injection Molding and Profile Extrusion.
     Plastic Films, which accounted for approximately 64% of our net sales in 2005, is a leading manufacturer of specialty plastic films. Plastic Films is comprised of three operating divisions: Stretch Films, Custom Films and Institutional Products. Stretch Films produces high quality, multilayer plastic films that are used to cover, package and protect products for storage and transportation applications. We believe we are one of the largest producers of stretch films in the United States. Custom Films produces customized monolayer and multilayer specialty plastic films used as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications, and as industrial and protective packaging. Institutional Products converts custom films into disposable products such as table covers, gloves and aprons, which are used primarily in institutional food service.
     Injection Molding, which accounted for approximately 28% of our net sales in 2005, is a leading manufacturer of both custom and proprietary injection molded products. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers in the home appliance, automotive parts, recreational vehicle and construction industries. Injection Molding also manufactures a line of proprietary plastic “cedar shake” siding panels for the home building industry and residential replacement market under the Cedarway® trade name.
     Profile Extrusion, which accounted for approximately 8% of our net sales in 2005, is a manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances. We believe we are one of the leading manufacturers of custom extruded plastic products for recreational vehicles.
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
Revenue recognition and accounts receivable: We recognize revenue upon shipment of our products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. Our allowance for doubtful accounts is recorded based on specific review and analysis of customer account balances and historical trends. An allowance for sales returns is recorded based on management’s estimate of product returns, primarily based on historical trends. We perform ongoing credit assessments of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and any other relevant customer specific credit information. While historical credit losses have been within our expectations and the provisions established, it is possible that future credit losses could be higher or lower.
Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is the lower of replacement cost or net realizable value. Management periodically reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may differ from actual results, in which case we may have overstated or understated the reserve required for excess, obsolete or unsaleable inventory.
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
     Specifically, we have goodwill, which represents the excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses, of $51.4 million (net of accumulated amortization of $22.5 million) at December 31, 2005 and 2004. Based upon our analysis, we have determined there are no indicators of an impairment of goodwill as of December 31, 2005 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
     Although we currently believe that the estimates of each reporting unit’s fair value used in the evaluation of goodwill are reasonable, differences between actual and expected revenue, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, we would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on its results of operations and financial position.
Self-Insurance: We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. Our reserve for health insurance claims incurred but not paid is based on historical claims information. In addition, we are self-insured for the majority of our workers’ compensation costs. We establish reserves for workers’ compensation claims utilizing insurance industry loss development factors, as well as specific estimates of settlement costs for individual claims. While we believe that our assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may have a material effect on our group health insurance and workers’ compensation costs.
     Net sales, gross profit, and operating income for each of our business segments, and our Plastic Films segment volume, were as follows (in thousands):

Years Ended December 31,	2005	2004	2003

Plastic Films (pounds)	284,019	273,562	247,676

Net Sales	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$273,006	64%	$222,221	64%	$186,431	65%
Injection Molding	116,050	28%	99,899	29%	81,345	28%
Profile Extrusion	35,270	8%	25,682	7%	21,322	7%

Total	$424,326	100%	$347,802	100%	$289,098	100%

Gross Profit	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$40,450	15%	$34,891	16%	$30,021	16%
Injection Molding	18,117	16%	15,592	16%	11,893	15%
Profile Extrusion	6,583	19%	5,985	23%	5,026	24%

Total	$65,150	15%	$56,468	16%	$46,940	16%

Operating Income	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$16,562	6%	$12,995	6%	$11,092	6%
Injection Molding	9,715	8%	7,406	7%	4,765	6%
Profile Extrusion	2,781	8%	3,358	13%	2,688	13%

Total	$29,058	7%	$23,759	7%	$18,545	6%

Comparison of Years Ended December 31, 2005 and 2004
Net Sales
     Net sales increased to $424.3 million in 2005, compared with $347.8 million in 2004, a 22% increase. Net sales for our Plastic Films segment increased to $273.0 million in 2005, compared with $222.2 million in 2004, a 23% increase. This increase was primarily the result of increased selling prices, on average in 2005, driven by significant increases in resin costs, partly due to the Gulf Coast hurricanes in 2005. The increase is also the results of a 4% increase in sales volume (measured in pounds). Net sales for our Injection Molding segment increased to $116.1 million in 2005, compared with $99.9 million in 2004, a 16% increase. This increase was the result of growth within both the segment’s building products business and traditional custom injection molded products business. Net sales for our Profile Extrusion segment increased to $35.3 million in 2005, compared with $25.7 million in 2004, a 37% increase. This increase was primarily the result of the acquisition of LaVanture in November 2004. See Note 2 — Acquisitions of Businesses and Assets.
Gross Profit
     Gross profit, as a percentage of net sales, declined slightly to 15%, compared with 16% for 2004. During 2005, our Plastic Films segment experienced volatility in raw material prices with average raw material prices increasing 25%. Despite the overall increase in raw material prices, our Plastic Films segment’s gross margin decreased marginally to 15% in 2005 compared with 16% in 2004, due to our ability to pass through raw material cost increases. In our Injection Molding segment, gross margin remained flat at 16% for both 2005 and 2004. Our Profile Extrusion segment’s gross margin decreased to 19% in 2005 from 23% in 2004. This decrease was primarily the result of a significant weakness in the RV sector and manufacturing inefficiencies in consolidating and integrating the LaVanture and Atlantis facilities in Elkhart, Indiana.
Selling, General and Administrative Expense
     Our selling, general and administrative (“SG&A”) expense increased to $36.1 million in 2005, compared with $32.7 million in 2004. This increase was primarily the result of higher incentive compensation costs. Additionally, 2005 was negatively impacted by $0.5 million of non-cash compensation expense related to the cancellation of stock options and $0.6 million of cash costs associated with a financing effort that was not consummated. SG&A expenses as a percentage of net sales remained flat at 9% for both 2005 and 2004.
Net Interest Expense and Income Taxes
     Interest expense, net of interest income, increased to $18.8 million in 2005, compared with $5.6 million in 2004. This increase was primarily the result of the additional borrowings outstanding under the new credit agreement in connection with the one-time special dividend, option cancellations, and related fees and expenses, and to a lesser extent a higher average borrowing cost in 2005 when compared with the prior year. Additionally, net interest expense for 2005 includes a $3.8 million non-cash write-off of unamortized deferred financing costs on previously existing senior debt. See “Liquidity and Capital Resources” and Note 6 — Long-term debt.
     Our 2005 and 2004 effective income tax rate was 35% and 37%, respectively. The 2005 and 2004 effective income tax rate differed from the applicable federal statutory rate due to the effect of state income taxes. In addition, in 2005, the Company benefited from the enactment of the American Jobs Creation Act of 2004 that added the domestic production activities deduction, a tax benefit for certain domestic production activities.
Income
     As a result of the factors described above, operating income increased to $29.1 million, or 7% of net sales, in 2005, compared with $23.8 million, or 7% of net sales, in 2004. Net income and earnings per share amounts were as follows:

	2005	2004
Net income	$6.7 million	$11.5 million
Basic earnings per share	$0.82	$1.49
Diluted earnings per share	$0.81	$1.42

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
Selling, General and Administrative Expense
     Our selling, general and administrative (“SG&A”) expense increased to $32.7 million in 2004 compared with $28.4 million in 2003. SG&A expenses as a percentage of net sales decreased in 2004 to 9% from 10% in 2003. The increase was primarily the result of increases in incentive and other compensation costs.
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

LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2005, we had $199.2 million of outstanding indebtedness, $0.2 million of cash and cash equivalents and an additional $22.1 million of unused availability under the credit facility in place, net of outstanding letters of credit of approximately $1.6 million. Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Our working capital, defined as current assets less current liabilities, at December 31, 2005 totaled $59.9 million (including cash and cash equivalents of $0.2 million), compared with $45.0 million (including cash and cash equivalents of $0.1 million) at December 31, 2004.
     On January 31, 2005, we agreed to cancel certain outstanding stock options of Anthony F. Bova, President and Chief Executive Officer, which would have otherwise expired on that date. In exchange for the cancellation of his 350,000 shares, Mr. Bova received a cash payment of approximately $2.4 million on the date of the special dividend payment. The purpose of this option cancellation agreement was to provide Mr. Bova with a payment similar to the dividend he would otherwise have received on the shares had Mr. Bova exercised the options that were cancelled.
     On March 11, 2005, we agreed to cancel the outstanding stock options of certain of our management, officers and directors (the “Optionees”) for cash payments of approximately $2.0 million in aggregate in anticipation of the one-time dividend payment. The purpose of the option cancellation arrangements was to provide each Optionee with a payment similar to the dividend he or she would otherwise have received on the shares issuable upon the exercise of the options to be cancelled. Accordingly, on April 8, 2005, we cancelled an aggregate of 228,800 outstanding stock options previously granted to the Optionees.
     On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per common share, which was paid April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by the proceeds from the credit agreement entered into on March 22, 2005.
     As a result of the option cancellations described above, we recorded related compensation expense in the amount of $408,000 during fiscal 2005 in accordance with the provisions of SFAS 123R, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which we adopted on January 1, 2005. See Note 1 — Stock-Based Compensation.
     On March 22, 2005, we secured a new $220 million credit facility provided by a syndicate of financial institutions. Substantially all of our assets are pledged as collateral under this Credit Agreement. The proceeds of the Credit Agreement were used to repay then existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used to pay a $103.2 million special dividend to shareholders and $4.4 million to holders of outstanding stock options in exchange for the cancellation of these options, both on April 8, 2005. Additionally, we incurred approximately $0.6 million of cash costs associated with a financing effort that was not consummated during January 2005. See Note 6 — Long-term Debt.
     Capital expenditures were $16.9 million compared with $12.9 million for the years ended December 31, 2005 and 2004, respectively. We expect that our capital expenditures with aggregate approximately $18.0 million in fiscal year 2006.
     We presently do not have any other material commitments for future capital expenditures and expect to meet our short and long-term liquidity needs with cash on hand, funds generated from operations, and funds available under our senior credit facility.
Cash Flows from Operating Activities
     Net cash provided by operating activities was approximately $8.8 million in 2005, compared with $6.5 million in 2004. The difference between our net income in 2005 of $6.7 million and our $8.8 million operating cash flow was primarily attributable to approximately $17.7 million of depreciation and amortization expense (including a $3.8 million write-off of deferred financing costs related to our old credit facility), offset by a $11.1 million increase in accounts receivable, resulting from higher sales, and a $3.5 million increase in inventories, primarily resulting from higher resin prices and a larger level of finished goods inventory. The difference between our net income in 2004 of $11.5 million and our $6.5 million operating cash flow was primarily attributable to approximately $11.3 million of depreciation expense and a $4.1 million increase in accounts payable and accrued expenses offset by a $6.4 million increase in accounts receivable, due to a higher level of sales, and a $13.7 million increase in inventories primarily due to higher resin prices and a larger level of raw materials inventory.
Cash Flows from Investing Activities
     Net cash used for investing activities totaled $16.9 million for 2005 compared with $22.3 million 2004. Net cash used for investing activities in 2005 related to the support, development and enhancement of new and existing products, as well as facility upgrades and expansions. Net cash used for investing activities in 2004 included $9.4 million for the purchase of

LaVanture and $12.9 million of capital expenditures primarily related to capacity expansion within our building products and custom injection molding businesses.
     We expect that our capital expenditures will aggregate approximately $18.0 million in fiscal 2006. This amount is comprised of approximately $11.5 million to fund expansion and $6.5 million for maintenance capital expenditures.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $8.2 million in 2005, compared with $12.8 million in 2004. Net cash provided by financing activities in 2005 reflects net repayments of $15.9 million under our senior credit facilities, proceeds of $195.0 million from our new Credit Agreement entered into on March 22, 2005, payment of $6.8 million of deferred financing costs associated with the new Credit Agreement and a financing effort that was not consummated, payment of a $103.2 million special dividend, total repayment of term loans of $71.1 million, net proceeds of $3.5 million from bonds issued, proceeds from the exercise of stock options of $2.5 million, an income tax benefit of $3.7 million relating to the option exercises and cancellations, and repayments of notes receivable from shareholders of $0.5 million. Net cash provided by financing activities in 2004 reflects net borrowings of $10.5 million under our credit facilities, proceeds from the exercise of stock options of $1.0 million, a related income tax benefit of $0.5 million, and repayments of notes receivable from shareholders of $0.8 million.
     The following table summarizes our significant contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Maturity less	Maturity	Maturity	Maturity
	1 yr	1-3 yrs	4-5 yrs	over 5 yrs	Total

Debt principal	$1,970	$3,506	$3,626	$190,062	$199,164
Estimated interest payments (1)	17,540	34,773	34,261	16,727	103,301
Operating leases	3,928	5,190	2,125	1,361	12,604

Total commitments	$23,438	$43,469	$40,012	$208,150	$315,069

(1)	Estimated interest payments were calculated assuming current interest rates over the minimum maturity periods specified in our debt agreements. Actual interest rates may differ from those assumed and debt may be repaid sooner or later than such minimum maturity periods assumed.

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
     Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), amends ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not adopted SFAS 151 as of December 31, 2005; however, we do not expect the adoption of SFAS 151 to have a material effect on our consolidated financial statements.
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
     Interest Rate Risk: On March 22, 2005, the Company replaced its then existing credit facility and entered into a new financing agreement resulting in total variable rate-debt of $195.7 million outstanding at December 31, 2005, compared with $87.7 million at December 31, 2004. Based on the Company’s variable-rate obligations outstanding at December 31, 2005, and December 31, 2004, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease annual interest expense and related cash payments by approximately $0.2 million in both years. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. On June 6, 2005, the Company entered into an interest rate swap contract, with a notional amount of $125.0 million, to effectively fix the interest rate at 3.865% on a portion of its floating rate debt. The Company uses this interest rate swap agreement to manage its exposure of interest rate changes on the Company’s variable rate debt.
     Foreign Exchange Rate Risk: We have a Canadian dollar bank account and therefore are exposed to foreign exchange currency market risk. We have determined this risk to be immaterial at both December 31, 2005 and December 31, 2004 based on the balance maintained in that account and the overall level of our Canadian operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atlantis Plastics, Inc.
We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 30, 2006

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003

Net sales	$424,326	$347,802	$289,098
Cost of goods sold	359,176	291,334	242,158

Gross profit	65,150	56,468	46,940

Selling, general and administrative expenses	35,537	32,709	28,395
Cost of unconsummated financing	555	—	—

Operating income	29,058	23,759	18,545

Interest expense, net of interest income of $199 in 2005, $53 in 2004 and $153 in 2003	(15,048)	(5,643)	(5,790)
Unamortized deferred financing cost write-off	(3,794)	—	—
Other income	84	168	324

Income before provision for income taxes	10,300	18,284	13,079

Provision for income taxes	3,629	6,769	4,839

Net income	$6,671	$11,515	$8,240

Basic earnings per share	$0.82	$1.49	$1.08
Diluted earnings per share	$0.81	$1.42	$1.06

Weighted average number of shares used in computing earnings per share:
Basic	8,174	7,709	7,606
Diluted	8,221	8,131	7,750

Cash dividends paid per common share	$12.50	—	—
See accompanying notes.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2005	2004

Assets
Cash and cash equivalents	$178	$51
Accounts receivable (net of allowances of $1,835 and $1,228)	57,075	45,982
Inventories, net	41,667	38,186
Other current assets	7,513	4,760
Deferred income tax assets	3,694	3,978

Total current assets	110,127	92,957

Property and equipment, net	69,208	64,165
Goodwill, net of accumulated amortization	51,351	51,413
Other assets	8,226	4,759

Total assets	$238,912	$213,294

Liabilities and shareholders’ (deficit) equity
Accounts payable and accrued expenses	$48,300	$41,048
Current maturities of long-term debt	1,970	6,955

Total current liabilities	50,270	48,003

Long-term debt	197,195	80,790
Deferred income tax liabilities	10,628	11,211
Other liabilities	702	1,013

Total liabilities	258,795	141,017

Commitments and contingencies	—	—

Shareholders’ (deficit) equity
Class A Common Stock; $0.0001 par value in 2005 and $0.10 par value in 2004; 20,000,000 shares authorized, 6,113,158 and 5,556,566 shares issued and outstanding in 2005 and 2004, respectively	1	556
Class B Common Stock; $0.0001 par value in 2005 and $0.10 par value in 2004; 7,000,000 shares authorized, 2,142,665 and 2,227,057 shares issued and outstanding in 2005 and 2004, respectively	—	223
Additional paid-in capital	—	12,595
Notes receivable from sale of common stock	—	(452)
Accumulated (deficit) earnings	(21,536)	59,355
Accumulated other comprehensive income, net of income taxes of $862	1,652	—

Total shareholders’ (deficit) equity	(19,883)	72,277

Total liabilities and shareholders’ (deficit) equity	$238,912	$213,294

See accompanying notes.

Consolidated Statements of Shareholders’ (Deficit) Equity

				Notes			Total
				Receivable		Accumulated	Share-
	Class A	Class B	Additional	from Sale of	Accumulated	Other	holders’
	Common	Common	Paid-In	Common	Earnings	Comprehensive	(Deficit)
( in thousands)	Stock	Stock	Capital	Stock	(Deficit)	Income	Equity

Balance at January 1, 2003	$512	$246	$10,852	$(1,682)	$39,600	$—	$49,528

Net income and comprehensive income	—	—	—	—	8,240	—	8,240
Exercise of stock options	5	—	267	—	—	—	272
Payments on notes received for sale of Common Stock, net	—	—	—	365	—	—	365

Balance at December 31, 2003	$517	$246	$11,119	$(1,317)	$47,840	$—	$58,405

Net income and comprehensive income	—	—	—	—	11,515	—	11,515
Income tax benefit from option exercises	—	—	483	—	—	—	483
Exercise of stock options	16	—	993	—	—	—	1,009
Conversion of Class B to Class A Common Stock	23	(23)	—	—	—	—	—
Payments on notes received for sale of Common Stock, net	—	—	—	865	—	—	865

Balance at December 31, 2004	$556	$223	$12,595	$(452)	$59,355	$—	$72,277

Comprehensive income:
Net income	—	—	—	—	6,671	—	6,671
Net unrealized gain on derivatives, net of income taxes of $862	—	—	—	—	—	1,652	1,652
Comprehensive income							8,323
Cancellation of stock options	—	—	(3,977)	—	—	—	(3,977)
Exercise of stock options	47	—	2,475	—	—	—	2,522
Income tax benefit from option exercises/Cancellations	—	—	3,718	—	—	—	3,718
Conversion of Class B to Class A Common Stock	9	(9)	—	—	—	—	—
Payments on notes received for sale of Common Stock, net	—	—	—	452	—	—	452
Adjust par value of common stock	(611)	(214)	825	—	—	—	—
Dividend paid	—	—	(15,636)	—	(87,562)	—	(103,198)

Balance at December 31, 2005	$1	$—	$—	$—	$(21,536)	$1,652	$(19,883)

See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2005	2004	2003

Operating Activities:
Net income	$6,671	$11,515	$8,240
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,059	11,340	11,760
Loan fee and other amortization	5,677	1,029	1,012
Interest receivable from shareholder loans	(5)	31	33
Loss (gain) on disposal of assets	38	(29)	—
Deferred income taxes	(1,199)	80	1,605
Change in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(11,093)	(6,381)	(11,035)
Inventories, net	(3,509)	(13,659)	(1,347)
Other current assets	(2,753)	(1,177)	1,566
Accounts payable, accrued expenses and other current liabilities	2,942	4,093	8,037
Other assets and liabilities	20	(297)	1,159

Cash provided by operating activities	8,848	6,545	21,030

Investing Activities:
Capital expenditures	(16,917)	(12,943)	(7,033)
Purchase of business	—	(9,404)	—
Proceeds from asset dispositions	38	4	—

Cash used for investing activities	(16,879)	(22,343)	(7,033)

Financing Activities:
Net (repayments) borrowings under senior credit facilities	(15,860)	11,058	(7,200)
Repayments under old term loans	(70,587)	(513)	(3,900)
Proceeds from new credit agreement	195,000	—	—
Repayments of term loans under new credit agreement	(600)	—	—
Payment of special dividend	(103,198)	—	—
Proceeds from issuance of long-term bonds	3,503	—	—
Payments of long-term bonds	(35)	—	—
Repayments on long-term debt	—	—	(604)
Financing costs associated with credit agreements and unconsummated financing	(6,762)	(23)	(1,121)
Repayments on notes receivable from shareholders	457	834	332
Income tax benefit from stock option exercises/cancellations	3,718	483	—
Proceeds from exercise of stock options	2,522	1,009	272

Cash provided by (used for) financing activities	8,158	12,848	(12,221)

Increase (decrease) in cash and cash equivalents	127	(2,950)	1,776
Cash and cash equivalents at beginning of year	51	3,001	1,225

Cash and cash equivalents at end of year	$178	$51	$3,001

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,754	$4,689	$4,003
Cash paid for income taxes, net of refunds	$2,969	$7,854	$1,119

Supplemental schedule of non-cash investing and financing activities:
Non-cash reduction of accounts receivable and accounts payable in connection with supplier agreements	$914	$851	$107
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
     The following is a summary of the Company’s significant accounting policies:
Basis of presentation: The consolidated financial statements include the accounts of Atlantis and its subsidiaries and certain assets and liabilities held in a Rabbi Trust related to an employee supplemental benefit plan. All material intercompany balances and transactions have been eliminated.
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
Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is the lower of replacement cost or net realizable value. Management periodically reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory.
Goodwill: The Company reviews goodwill and identifiable intangible assets for impairment on an annual basis as of October 1, or on an interim basis if an event occurs that might reduce the fair value of the goodwill or identifiable intangible assets below their carrying value. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate valuation methods. Reporting units are operational segments for which discrete financial information is available and for which management regularly reviews the operating results. The amount of goodwill allocated to a reporting unit is the excess of the fair value of the acquired business (or portion thereof) to be included in the reporting unit over the fair value assigned to the individual assets acquired and liabilities assumed that are assigned to the reporting unit.

     Specifically, the Company has goodwill in excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses of $51.4 million as of December 31, 2005 and 2004. These amounts are net of accumulated amortization of $22.5 million at both December 31, 2005 and 2004. Based upon its analysis, management has determined there are no indicators of impairment of goodwill as of December 31, 2005 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
     The carrying amounts of goodwill as recorded at each of the Company’s segments for the years ended December 31, 2005 and 2004 are summarized as follows (in millions):

	Plastic	Injection	Profile
	Films	Molding	Extrusion	Total

Goodwill, net	$31.1	$10.0	$10.3	$51.4
Self-insurance: The Company is self-insured for the majority of its group health insurance costs, subject to specific retention levels. The reserve for health insurance claims incurred but not paid is based on historical claims information. Additionally, the Company is self-insured for the majority of its workers’ compensation costs. The Company establishes reserves for workers’ compensation claims utilizing insurance industry loss development factors, as well as specific estimates of settlement costs for individual claims.
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
Earnings per share: Earnings per share have been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities. See Note 10 – Earnings Per Share.
Stock-based compensation: Prior to January 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock-based employee compensation cost was recognized in the income statement as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2005, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including stock options, to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative. The Company adopted this statement based on the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As the Company elected not to restate prior periods presented, the Company has provided the pro forma disclosures of the effect on net income and earnings per share for the years ended December 31, 2004 and 2003, as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123.

     The adoption of SFAS 123R resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested stock options based on their fair values as calculated using the Black-Scholes option-pricing model. Recognition of such compensation to expense was $53,000 for the period prior to the Company’s agreement to cancel all outstanding stock options (discussed below), which resulted in expensing the remaining unrecognized compensation of $408,000. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the year ended December 31, 2005 were $461,000 and $299,000 lower, respectively, than if it had continued to account for the share-based compensation under APB 25. Both basic and diluted earnings per share for the year ended December 31, 2005 would have been $0.85, if the Company had not adopted SFAS 123R, compared with reported basic and diluted earnings per share of $0.82 and $0.81, respectively. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that these cash flows now be classified as financing cash flows rather than operating cash flows. Thus, the $3.7 million tax benefit from the exercise of stock options classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.
     No stock options were granted in 2005 and 2004. The fair value of the options granted in 2003 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, volatility of 60%, risk-free interest rate of 3.53% and an expected life of six years for all grants.
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
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share data):

	2004	2003

Net income:
As reported	$11,515	$8,240
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	150	132

Pro forma net income	$11,365	$8,108

Basic net income per share:
As reported	$1.49	$1.08
Pro forma	$1.47	$1.07
Diluted net income per share:
As reported	$1.42	$1.06
Pro forma	$1.39	$1.05

Repair and maintenance expenses: Repair and maintenance expenses are expensed as incurred. Repair and maintenance expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $1.4 million, $1.0 million and $1.0 million, respectively.
Advertising costs: The Company expenses all advertising costs as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $108.6 thousand, $103.8 thousand and $63.8 thousand, respectively.
Shipping and handling costs: The Company records costs incurred for shipping and handling in cost of sales.
Amortization: Loan acquisition costs and related legal fees are amortized over the respective terms of the related debt agreements utilizing either: (i) the effective interest method, or (ii) the straight-line method, when the results do not materially differ from the effective interest method. The Company currently utilizes the straight-line method for all deferred financing costs.
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
Reclassifications: Certain amounts included in prior period consolidated financial statements have been reclassified to conform with the current year presentation.
Financial instruments: The fair value of current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying values due to the short maturity of the instruments. The carrying amounts of the Company’s total indebtedness at December 31, 2005 and 2004 approximate their fair values as they bear interest at variable market rates.
     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. The Company’s three largest trade receivable balances as of December 31, 2005 represented 30% of the Company’s net accounts receivable, compared with 33% as of December 31, 2004. At December 31, 2005, Whirlpool Corporation’s accounts receivable balance was approximately $10.7 million, or 20% of the Company’s total net trade accounts receivable balance. At December 31, 2004, Whirlpool Corporation’s accounts receivable balance was $9.8 million, or 23% of the Company’s total net accounts receivable. Approximately 12%, 13% and 14% of the Company’s net sales in the years ended December 31, 2005, 2004, and 2003, respectively, were to Whirlpool Corporation. The Company generally does not require collateral from its customers for trade accounts receivable.
Derivative instruments and hedging activities: All derivatives are recorded on the consolidated balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) the hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company is engaged in an interest rate swap agreement that is classified as a cash flow hedge. Changes in the fair value of derivatives that are classified as a cash flow hedge are recorded in other comprehensive income (loss) until reclassified into earnings at the time of settlement of the forecasted transaction.
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

Recent Accounting Pronouncements
     Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, amends ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not adopted SFAS 151 as of December 31, 2005; however, it does not expect the adoption of SFAS 151 to have a material effect on its consolidated financial statements.
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

Note 2. Acquisitions of Businesses and Assets
     On November 9, 2004, Atlantis acquired the business and certain assets and also assumed certain specific liabilities of LaVanture Plastic Extrusion Technologies, Inc., and Molded Designs Technology, Inc., (collectively “LaVanture”). LaVanture manufactures profile extruded and injection molded plastic products primarily for OEMs in the recreational vehicle industry. The contractual purchase price of $10 million was funded by borrowings in connection with an amendment to the Company’s then existing senior credit facility. The Company accounted for this acquisition as a purchase in accordance with the provisions of SFAS 141. The activities of LaVanture are included in the results of operations of the Company’s Injection Molding and Profile Extrusion segments since the date of acquisition. The allocation of the purchase price resulted in goodwill of approximately $4.2 million, which represents the excess of the purchase price over the fair value of the net assets acquired. Under the terms of the purchase agreement, the Company recorded a holdback reserve of approximately $500 thousand, of which $279 thousand and $101 thousand (as final consideration) was paid to the former owners of LaVanture in August 2005 and January 2006, respectively. $63 thousand of the remaining balance was charged to goodwill, $28 thousand was charged to the inventory reserves and $29 thousand as a reduction to the Company’s deferred tax liability.
     The allocation of the purchase price was as follows (in thousands):

Current assets	$1,222
Long-term assets	4,787
Goodwill	4,201
Liabilities	(806)

$9,404

Note 3. Inventories
     The components of inventory consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Raw materials	$23,747	$24,404
Work in progress	421	430
Finished goods	17,499	13,352

Total	$41,667	$38,186

Note 4. Property and Equipment
     Property and equipment consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Land	$2,606	$2,612
Building and improvements	27,523	22,111
Office furniture and equipment	15,231	14,376
Manufacturing equipment	144,196	134,689
Vehicles	320	272

Total	189,876	174,060
Accumulated depreciation and amortization	(120,668)	(109,895)

Net	$69,208	$64,165

     Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $11.8 million, $11.3 million and $11.8 million, respectively.

Note 5. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Accounts payable	$21,455	$15,389
Accrued interest	1,005	443
Accrued compensation, vacation and profit sharing	8,732	8,096
Accrued health and workers compensation insurance	1,177	1,537
Customer deposits and commissions	5,187	5,141
Income taxes payable	1,017	2,798
Other	9,727	7,644

Total	$48,300	$41,048

Note 6. Long-term Debt
     Long-term debt consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Senior secured term loans	$119,400	$70,587
Junior secured term loan	75,000	—
Revolving line of credit	1,300	17,158
Bonds	3,465	—

Total debt	199,165	87,745
Current portion of long-term debt	(1,970)	(6,955)

Long-term debt	$197,195	$80,790

     On March 22, 2005, the Company entered into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement consists of a $120.0 million senior secured term loan (the “Senior Term Loan”), a $75.0 million junior secured term loan (the “Junior Term Loan”) and a $25.0 million revolving credit facility (the “Revolver”) and is secured by all of the Company’s assets, including property, inventory and receivables. The Senior Term Loan is payable in equal quarterly installments of $0.3 million beginning June 30, 2005 through June 30, 2011; with a final payment of $112.5 million due on September 22, 2011. The Junior Term Loan is due in its entirety on March 22, 2012. The Revolver matures in March 2011. The proceeds of the Credit Agreement were used to repay the Company’s previously existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used to pay a $103.2 million special dividend to shareholders and $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options, both on April 8, 2005.
     Interest accrues on borrowings under the Credit Agreement at the prime rate or the London Inter-bank Offered Rate (“LIBOR”), plus an applicable margin, as defined. The applicable margin is .75% above the prime rate and 2.75% above LIBOR for both, the Senior Term Loan and the Revolver. The applicable margin on the Junior Term Loan is 5.25% above the prime rate and 7.25% above LIBOR. The interest rate (including the applicable margin) on the Company’s outstanding LIBOR-based Senior Term Loan at December 31, 2005 was 7.09%. The interest rate (including the applicable margin) on the Company’s outstanding LIBOR-based Junior Term Loan at December 31, 2005 was 11.62%. The weighted average interest rate (including the applicable margin) on the Revolver balance outstanding at December 31, 2005 was 7.32%. The Credit Agreement contains certain restrictions and covenants relating, but not limited, to the maintenance of financial ratios, dividend payments, asset disposals, acquisitions and capital expenditures. The Company is currently in compliance with such restrictions and covenants. Additionally, on an annual basis, the Company is required to make mandatory loan prepayments from excess cash flow as defined in the Credit Agreement. Based on the calculation, the Company was not required to make an excess cash flow payment for the year ended December 31, 2005.
     During 2005, the Company entered into an interest rate swap contract to effectively fix the interest rate on a portion of its floating rate debt. This interest rate swap contract had a notional amount outstanding at December 31, 2005 of $125 million. This contract had the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap expires on June 6, 2008. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment. The fair value of the interest rate swap outstanding at December 31, 2005 was a long-term asset of approximately $2.5 million, and was recorded as part of other comprehensive income, net of income taxes.
     In November 2004, the Company amended its then existing credit agreement (the “Old Credit Agreement”), to increase the credit facility from $110 million to $120 million, with a syndicate of financial institutions. The Old Credit Agreement consisted of a $35 million revolving credit facility, a Term Loan A with an original principal balance of $35 million and a Term Loan B with an original principal balance of $40 million. The maturity dates of these loans ranged from December 2007 to December 2008. All of these loans were repaid with the proceeds from the Credit Agreement in March 2005. In conjunction with the new Credit Agreement, the unamortized portion of deferred financing costs related to the Old Credit Agreement of $3.8 million was written off in 2005. Additionally, the Company expensed approximately $0.6 million of non-recurring financing costs associated with a financing effort that was not consummated during January 2005.
     In November 2005, the Company issued $3.5 million of industrial development bonds (the “Bonds”) relating to the improvement and expansion of its Cartersville, Georgia manufacturing plant. The Bonds are secured by the equipment for which the proceeds were used. The Bonds are payable in equal monthly installments of $57 thousand beginning in January 2006 through December 2011. Interest accrues on the Bonds at 5.15%.
     The Company incurred deferred financing costs of approximately $5.9 million in connection with the Credit Agreement and the issuance of the Bonds. These deferred financing costs are included in other long-term assets in the accompanying balance sheet as of December 31, 2005 and are being amortized to interest expense over the term of the related debt.
     At December 31, 2005 and 2004, the Company had approximately $1.6 million in outstanding letters of credit provided by a financial institution.
     Under the Company’s credit facilities as of December 31, 2005, scheduled maturities of indebtedness in each of the next six years are as follows (in thousands):

Year	Amount

2006	$1,970
2007	1,740
2008	1,767
2009	1,797
2010	1,829
2011	190,062

Total	$199,165

Note 7. Capital Stock
     Generally, the Class A Common Stock has one vote per share and the Class B Common Stock has 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During fiscal 2005 and 2004, 84,392 shares and 229,924 shares, respectively, of Class B Common Stock were converted into Class A Common Stock.

Note 8. Income Taxes
     The provision for income taxes for the years ended December 31, 2005, 2004 and 2003, consisted of the following (in thousands):

	2005	2004	2003

Current Federal income tax provision	$4,223	$5,690	$4,096
Current State income tax provision	742	772	437
Deferred Federal and State income tax (benefit) provision	(1,336)	307	306

Total provision for income taxes	$3,629	$6,769	$4,839

     The following table provides a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Statutory federal income tax rate	34%	34%	34%
State income taxes	3	3	3
Domestic production deduction and other	(2)	—	—

Effective income tax rate	35%	37%	37%

     At December 31, 2005 and 2004, deferred income tax assets and liabilities consisted of the following (in thousands):

	2005	2004

Long-term deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$10,523	$12,492
Goodwill	2,084	1,831
Interest rate swap	861	—
Other, net	56	—

Total deferred income tax liabilities	$13,524	$14,323

Long-term deferred income tax assets:
Acquired goodwill	2,896	3,112

Total net long-term deferred income tax liabilities	$10,628	$11,211

Current deferred income tax assets:
Reserves and accrued expenses not yet deductible for income tax purposes	$3,038	$3,140
Net operating loss carryforwards	—	377
Capitalized inventory costs	656	838

	$3,694	$4,355
Valuation allowance	—	(377)

Total current deferred income tax assets	$3,694	$3,978

Deferred income taxes, net	$6,934	$7,233

     The Company has evaluated its deferred income tax assets for which a valuation allowance has not been provided and believes such assets will be realized based upon future projected taxable income.

Note 9. Stock Option Plans
     The Company’s Stock Option Plans (“Option Plans”) are designed to serve as an incentive for retaining qualified and competent employees, directors, and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of options granted under the Option Plans will not be less than 90% of the market value of the Class A Common Stock on the date of grant. To date, the exercise price of all options granted under the Option Plans has been equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, not to exceed 10 years from the date of grant. Options vested ratably over a five-year period from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution. Pursuant to the regulations of the Sarbanes-Oxley Act of 2002, the Company will no longer authorize any loans to directors or officers of the Company.
     Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

	2005	2004	2003

Options outstanding at January 1	1,051	1,244	1,250
Granted	—	—	75
Exercised	(472)	(156)	(49)
Cancelled	(579)	(37)	(32)

Options outstanding at December 31	—	1,051	1,244

Weighted-average option prices per common share:

Options outstanding at January 1	$6.47	$6.45	$6.23
Granted	—	—	9.29
Exercised	5.34	6.48	5.53
Cancelled	7.40	5.81	5.63

Outstanding at December 31	$—	$6.47	$6.45

Weighted-average fair value of options granted during the year	$—	$—	$5.34

Options exercisable at December 31	—	827	863

Options available for grant at December 31	865	195	163
     The Company had no stock options outstanding at December 31, 2005.
     On March 15, 2005, the shareholders of the Company approved the amendment and restatement of the Company’s 2001 Stock Award Plan. The amended and restated Plan increased the number of shares available for grant from 500,000 to 865,000 and allows the Company to grant stock-based awards other than stock options, such as stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property.

Note 10. Earnings Per Share
     The following table calculates basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003(in thousands, except per share amounts):

	2005	2004	2003

Basic earnings per common share:
Net income	$6,671	$11,515	$8,240

Weighted-average common shares outstanding	8,174	7,709	7,606

Basic earnings per common share	$0.82	$1.49	$1.08

Diluted earnings per common share:
Earnings applicable to common shares	$6,671	$11,515	$8,240

Weighted-average common shares outstanding	8,174	7,709	7,606
Add — Dilutive options	47	422	144

Weighted-average common shares outstanding plus potential dilutive common shares	8,221	8,131	7,750

Diluted earnings per common share	$0.81	$1.42	$1.06

     Excluded from the above calculation of diluted earnings per share are antidilutive options, which could potentially dilute earnings per share in the future. There were no antidilutive options outstanding for the years ended December 31, 2005 and 2004. For the year ended December 31, 2003 there was 383,500 shares of antidilutive options outstanding.

Note 11. Business Segments
     The Company is comprised of three operating segments: Plastic Films, Injection Molding, and Profile Extrusion.
     During the years ended December 31, 2005, 2004 and 2003, a customer accounted for approximately 12%, 13% and 14%, respectively, of the Company’s net sales. Net amounts receivable from this customer as of December 31, 2005, 2004 and 2003 were 20%, 23% and 23%, respectively, of the Company’s net accounts receivable.
     Summary data for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate	Consolidated

2005
Net sales	$273,006	$116,050	$35,270	$—	$424,326
Operating income	16,562	9,715	2,781	—	29,058
Identifiable assets	150,079	110,287	49,235	(70,689)	238,912
Capital expenditures	9,678	4,234	2,063	942	16,917
Depreciation	4,964	4,561	1,258	1,028	11,811

2004
Net sales	$222,221	$99,899	$25,682	$—	$347,802
Operating income	12,995	7,406	3,358	—	23,759
Identifiable assets	95,923	57,389	26,560	33,422	213,294
Capital expenditures	4,601	4,843	1,424	2,075	12,943
Depreciation	5,333	4,091	1,032	884	11,340

2003
Net sales	$186,431	$81,345	$21,322	$—	$289,098
Operating income	11,092	4,765	2,688	—	18,545
Identifiable assets	92,089	53,552	26,631	13,426	185,698
Capital expenditures	1,653	4,161	729	490	7,033
Depreciation	6,022	3,629	988	1,121	11,760

Note 12. Profit Sharing and Retirement Plans
     Atlantis has a 401(k) defined contribution retirement plan (the “401(k) Plan”). Generally, the 401(k) Plan covers all employees who have attained the age of 21 and have at least one year of service. Effective January 1, 2005, the Company amended the 401(k) Plan to allow the 401(k) Plan to utilize the Safe Harbor Rules, whereby the Company matches pretax salary deferrals up to the first 3% of compensation at a rate of 100% and the next 2% of compensation at a rate of 50% for a maximum company match of 4% of compensation, as defined by the 401(k) Plan and as limited by federal regulations. The Company’s employer contributions to the 401(k) Plan were approximately $846,000, $477,000 and $468,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Effective January 1, 2000, the Company established the Atlantis Plastics, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain selected employees. Under the Deferred Compensation Plan, eligible employees may elect to make pre-tax contributions to a trust fund up to a maximum of 15% of annual earnings. The Company’s contribution to the Deferred Compensation Plan is based upon the employee’s contribution to the Deferred Compensation Plan and could not exceed a certain amount per participant each year. Generally, the full amount of each participant’s interest in the trust fund is paid upon termination of employment; however, the Deferred Compensation Plan allows participants to make early withdrawals of contributions, subject to certain restrictions. Company assets earmarked to pay benefits under the Deferred Compensation Plan are held by a Rabbi Trust. Under current accounting rules, assets of a Rabbi Trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses related to the Rabbi Trust are recorded in the Company’s financial statements. Effective December 31, 2004, the Company froze the benefits and participation in the Deferred Compensation Plan and, therefore, there were no Company contributions to the Deferred Compensation Plan for the year ended December 31, 2005. Total Company contributions to the Deferred Compensation Plan were approximately $51,000 and $55,000 for the years ended December 31, 2004 and 2003, respectively.
Note 13. Related Parties
     Trivest Partners, LP (“Trivest”) and the Company have certain common officers, directors, and shareholders. Management fees, expense allocations and reimbursements are paid to Trivest in accordance with the management agreement between the Company and Trivest. At December 31, 2005 and 2004, the Company had accounts payable to Trivest of approximately $436 thousand and $410 thousand, respectively. During the years ended December 31, 2005, 2004 and 2003, payments to Trivest were as follows (in thousands):

	2005	2004	2003

Management fees	$1,045	$1,275	$1,642
Expense allocations and reimbursements	371	193	767

Total fees paid to Trivest Partners, LP	$1,416	$1,468	$2,409

     During 2002, certain members of the Company’s Board of Directors exercised stock options and issued interest bearing notes payable to the Company, secured by the underlying stock. Such notes were entirely paid off during 2005. Pursuant to the regulations of the Sarbanes-Oxley Act of 2002, the Company will no longer authorize any loans to directors or officers of the Company.
Note 14. Commitments and Contingencies
     The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.
     The Company leases various office space, buildings, transportation, and production equipment with terms in excess of one year. Total lease expense under these agreements for the years ended December 31, 2005, 2004 and 2003 was approximately $4.2 million, $3.6 million and $3.2 million, respectively.
     The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 2005 consisted of the following (in thousands):

Year	Amount

2006	$3,928
2007	3,115
2008	2,075
2009	1,462
2010	663
Thereafter	1,361

Total	$12,604

Note 15. Quarterly Financial Data (Unaudited)
     Unaudited consolidated quarterly financial data for the years ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	March 31		June 30		September 30		December 31		Year
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$100,421	$80,228	$101,585	$86,785	$106,585	$89,350	$115,735	$91,439	$424,326	$347,802
Gross profit	14,308	12,911	16,322	14,256	16,326	14,761	18,194	14,540	65,150	56,468
Net income (loss)	(332)	2,496	2,445	3,129	1,946	3,176	2,612	2,714	6,671	11,515
Net income (loss) per common share:
Basic	($0.04)	$0.33	$0.30	$0.41	$0.24	$0.41	$0.32	$0.35	$0.82	$1.49
Diluted	($0.04)	$0.31	$0.30	$0.38	$0.24	$0.39	$0.32	$0.33	$0.81	$1.42

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     The Company has had no changes in or disagreements with its independent auditors on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents filed as a part of this report:

		Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	27
	Consolidated Statements of Income	28
	Consolidated Balance Sheets	29
	Consolidated Statements of Shareholders’ (Deficit) Equity	30
	Consolidated Statements of Cash Flows	31
	Notes to Consolidated Financial Statements	32

(2)	Financial Statement Schedules:
	The following Financial Statement Schedule for the years ended December 31, 2005, 2004, and 2003 is submitted herewith:

	Schedule II — Valuation and Qualifying Accounts	52
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

(b)	Exhibits (An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1	Registrant’s Certificate of Incorporation(15)

3.2	Registrant’s Bylaws(15)

4.1	Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(4)

10.1*	Registrant’s 2001 Stock Award Plan, amended and restated as of January 27, 2005.(15)

10.2*	Form of Indemnification Agreement. (3)

10.3*	Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003. (14)

10.4*	Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (8)

10.5	Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (9)

10.6	Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (1)

10.7	License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (1)

10.8	Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (2)

10.9	First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (6)

10.10	First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (13)

10.11	Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (4)

10.12*	Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (10)

10.13	Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (11)

10.14	Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (11)

10.15	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (13)

10.16	Executive Employment Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated as of December 31, 2005. (14)

10.17	Change in Control Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated as of December 31, 2005. (14)

10.18	Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. and other financial institutions as a party thereto.(15)

10.19	Second Lien Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties.(15)

21.1	Registrant’s Subsidiaries. (13)

23.1	Consent of Independent Registered Public Accounting Firm, relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

31.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(6)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed February 27, 2006.

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(c) Financial Statement Schedules required by Regulation S-X.
Atlantis Plastics, Inc.
Schedule II — Valuation and Qualifying Accounts
for the years ended December 31,
(in thousands)

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
Classification	of Year	Expenses	Accounts	Deductions (a)	of Year

2005
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$539	$255	$—	($12)	$806
Reserve for sales allowances	689	340	—	—	1,029
Reserve for inventories	1,409	607	—	14	2,002
Deferred income tax valuation allowance	377	—	—	377	—

Total	$3,014	$1,202	$—	$379	$3,837

2004
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$550	$216	$—	$227	$539
Reserve for sales allowances	731	173	—	215	689
Reserve for inventories	1,001	843	—	435	1,409
Deferred income tax valuation allowance	565	—	—	188	377

Total	$2,847	$1,232	$—	$1,065	$3,014

2003
Allowances reducing the assets in the balance sheet:
Allowance for doubtful accounts	$499	$159	$—	$108	$550
Reserve for sales allowances	416	268	183	136	731
Reserve for inventories	667	448	—	114	1,001
Deferred income tax valuation allowance	847	—	—	282	565

Total	$2,429	$875	$183	$640	$2,847

(a)	Includes amounts written-off as uncollectible, allowances granted, obsolete inventory, and net decreases in deferred income tax valuation allowance.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS PLASTICS, INC.
Date: March 30, 2006	By:	/s/ PAUL G. SAARI
Paul G. Saari
Senior Vice President, Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EARL W. POWELL Earl W. Powell	Chairman of the Board	March 30, 2006

/s/ ANTHONY F. BOVA	President and Chief Executive Officer	March 30, 2006
Anthony F. Bova	(Principal Executive Officer)

/s/ PAUL G. SAARI	Senior Vice President, Finance and Chief Financial Officer	March 30, 2006
Paul G. Saari	(Principal Financial and Accounting Officer)

/s/ CHARLES D. MURPHY, III	Director	March 30, 2006
Charles D. Murphy, III

/s/ CHESTER B. VANATTA	Director	March 30, 2006
Chester B. Vanatta

/s/ LARRY D. HORNER	Director	March 30, 2006
Larry D. Horner

/s/ CESAR ALVAREZ	Director	March 30, 2006
Cesar Alvarez

/s/ JAY SHUSTER	Director	March 30, 2006
Jay Shuster

/s/ PETER VANDENBERG, JR.	Director	March 30, 2006
Peter Vandenberg, Jr.

Index to Exhibit

3.1	Registrant’s Certificate of Incorporation(15)

3.2	Registrant’s Bylaws(15)

4.1	Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(4)

10.1*	Registrant’s 2001 Stock Award Plan, amended and restated as of January 27, 2005.(15)

10.2*	Form of Indemnification Agreement. (3)

10.3*	Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003. (14)

10.4*	Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (8)

10.5	Assignment and Assumption of Lease between Registrant and Trivest II, Inc. (9)

10.6	Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (1)

10.7	License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (1)

10.8	Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (2)

10.9	First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (6)

10.10	First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (13)

10.11	Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (4)

10.12*	Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (10)

10.13	Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (11)

10.14	Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (11)

10.15	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (13)

10.16	Executive Employment Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated as of December 31, 2005. (14)

10.17	Change in Control Agreement by and between Atlantis Plastics, Inc. and Anthony F. Bova, dated as of December 31, 2005. (14)

10.18	Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. and other financial institutions as a party thereto.(15)

10.19	Second Lien Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties.(15)

21.1	Registrant’s Subsidiaries. (13)

23.1	Consent of Independent Registered Public Accounting Firm, relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

31.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(6)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed February 27, 2006.
(15)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.