Form 10-Q
period 2006-03-31
ATLANTIS PLASTICS INC
filed 2006-05-12
CIK 811828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
          Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    Yes ☐   No  ☑
          Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.   Yes ☐   No  ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Class A Common Stock, $.0001 par value	6,113,158
Class B Common Stock, $.0001 par value	2,142,665

ATLANTIS PLASTICS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2006

Part 1. Financial Information

Item 1.	Financial Statements
ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$109,785	$100,421

Cost of sales	95,058	86,113

Gross profit	14,727	14,308

Selling, general and administrative expenses	8,857	8,693
Cost of unconsummated financing	—	555

Operating income	5,870	5,060

Unamortized deferred financing cost write-off	—	(3,794)
Net interest expense	(4,689)	(1,767)
Other income (expense)	30	(16)

Income (loss) before provision (benefit) for income taxes	1,211	(517)

Provision (benefit) for income taxes	447	(185)

Net income (loss)	$764	$(332)

Earnings (loss) per share:
Basic	$0.09	$(0.04)
Diluted	$0.09	$(0.04)

Weighted average number of shares used in computing earnings (loss) per share:
Basic	8,256	7,925
Diluted	8,256	7,925

Cash dividends declared per common share	$—	$12.50

See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2006 (1)	2005
ASSETS
Cash and cash equivalents	$385	$178
Accounts receivable, net of allowances of $1,701 in 2006 and $1,835 in 2005	58,898	57,075
Inventories, net	40,348	41,667
Other current assets	7,163	7,513
Deferred income tax assets	3,725	3,694

Total current assets	110,519	110,127

Property and equipment, net	69,945	69,208
Goodwill, net of accumulated amortization	51,351	51,351
Other assets	8,919	8,226

Total assets	$240,734	$238,912

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$37,629	$47,944
Current maturities of long-term debt	1,719	1,970
Other current liabilities	356	356

Total current liabilities	39,704	50,270

Long-term debt, less current portion	207,920	197,195
Deferred income tax liabilities	10,963	10,628
Other liabilities	648	702

Total liabilities	259,235	258,795

Commitments and contingencies	—	—

Shareholders’ deficit:
Class A Common Stock, $.0001 par value, 20,000,000 shares authorized, 6,113,158 shares issued and outstanding in 2006 and 2005	1	1
Class B Common Stock, $.0001 par value, 7,000,000 shares authorized, 2,142,665 shares issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	80	—
Accumulated other comprehensive income, net of income taxes of $1,144 in 2006 and $862 in 2005	2,190	1,652
Accumulated deficit	(20,772)	(21,536)

Total shareholders’ deficit	(18,501)	(19,883)

Total liabilities and shareholders’ deficit	$240,734	$238,912

(1)    Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$764	$(332)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	3,110	2,884
Loan fee and other amortization	228	204
Share-based compensation expense	80	461
Unamortized deferred financing cost write-off	—	3,794
Interest receivable from shareholder loans	—	(5)
Gain on disposal of assets	—	(8)
Deferred income taxes	22	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,823)	(5,550)
Inventories, net	1,319	2,520
Other current assets	350	(5,210)
Accounts payable and accrued expenses	(10,315)	(264)
Other assets and liabilities	(64)	(226)

Net cash used for operating activities	(6,329)	(1,769)

Cash Flows From Investing Activities
Capital expenditures	(3,837)	(2,946)
Proceeds from asset dispositions	—	38

Net cash used for investing activities	(3,837)	(2,908)

Cash Flows From Financing Activities
Net borrowings (repayments) under revolving credit facility	10,600	(17,158)
Proceeds under new credit agreement	—	195,000
Repayments of term loans under previous credit agreement	—	(70,587)
Financing costs associated with new credit agreement	(101)	(5,785)
Repayments on bonds	(126)	—
Proceeds from exercise of stock options	—	2,522
Income tax benefit from option exercises and cancellations	—	3,718
Repayments on notes receivable from shareholders	—	457

Net cash provided by financing activities	10,373	108,167

Net increase in cash and cash equivalents	207	103,490
Cash and cash equivalents at beginning of period	178	51

Cash and cash equivalents at end of period	$385	$103,541

Supplemental disclosure of non-cash activities:
Non-cash increase (reduction) of accounts receivable and accounts payable in connection with supplier agreements	$20	$(821)
See accompanying notes.

ATLANTIS PLASTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
          The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
          The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2005.
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
          The components of inventory consist of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Raw materials	$17,821	$23,747
Work in progress	291	421
Finished products	22,236	17,499

Inventories, net	$40,348	$41,667

Note 3. Earnings (Loss) Per Share Data
          The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months
	Ended March 31,
	2006	2005

Net income (loss)	$764	$(332)

Weighted-average shares outstanding – basic	8,256	7,925
Net effect of dilutive stock options – based on treasury stock method	—	—

Weighted-average shares outstanding – diluted	8,256	7,925

Earnings (loss) per share – basic	$0.09	$(0.04)

Earnings (loss) per share – diluted	$0.09	$(0.04)
Note 4. Comprehensive Income (Loss)
          Total comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	Three Months
	Ended March 31,
	2006	2005

Net income (loss) as reported	$764	$(332)
Net unrealized gain on derivatives, net of income taxes of $282	538	—

Total comprehensive income (loss)	$1,302	$(332)

Note 5. Debt
          Long-term debt consisted of the following balances at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Senior secured term loans	$118,800	$119,400
Junior secured term loan	75,000	75,000
Revolving line of credit	12,500	1,300
Bonds	3,339	3,465

Total debt	209,639	199,165
Current portion of long-term debt	(1,719)	(1,970)

Long-term debt	$207,920	$197,195
          On March 22, 2005, the Company entered into a new $220 million secured credit agreement (the “Credit Agreement”) provided by a syndicate of financial institutions, replacing its previously existing $120 million credit facility (the “Retired Credit Facility”). The new financing included a $25 million revolving credit facility priced at the London Inter-bank Offered Rate (“LIBOR”) plus 2.75% maturing March 2011, a $120 million senior secured term loan (the “Senior Term Loan”) priced at LIBOR plus 2.75% maturing September 2011 and a $75 million junior secured term loan (the “Junior Term Loan”) priced at LIBOR plus 7.25% maturing in March 2012. Borrowings under the Credit Agreement were used to repay the Company’s then existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used on April 8, 2005 to pay a special one-time dividend of $103.2 million ($12.50 per share) to the Company’s shareholders and to pay approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options. In conjunction with the pay-off of the Company’s Retired Credit Facility in the first quarter of 2005, the Company wrote-off approximately $3.8 million of deferred financing costs related to the Retired Credit Facility. Additionally in the prior year, the Company expensed approximately $0.6 million of costs associated with a financing effort that was not consummated.
          On June 6, 2005, the Company entered into an interest rate swap contract with a notional amount of $125 million to effectively fix the interest rate on a portion of its floating rate debt. This contract has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap expires on June 6, 2008. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment. The fair value of the interest rate swap outstanding at March 31, 2006 was a long-term asset of approximately $3.3 million, and the change in fair value was recorded as part of other comprehensive income, net of income taxes (see also Note 4, Comprehensive Income (Loss); Note 7, Capital Structure; and Note 8, Derivative Instruments and Hedging Activities).

Note 6. Stock-based Compensation
          Prior to January 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock-based employee compensation cost was recognized in the consolidated income statements as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
          Effective January 1, 2005, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including stock options, to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative. The Company adopted this statement based on the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The adoption of SFAS 123R resulted in unrecognized compensation cost of approximately $461,000 as of January 1, 2005 related to unvested stock options as calculated using the Black-Scholes model. Recognition of such compensation to expense was $53,000 for the first quarter of 2005, prior to the Company’s agreement to cancel all outstanding stock options (discussed below), which resulted in expensing the remaining unrecognized compensation of $408,000 in the first quarter of fiscal 2005. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the quarter ended March 31, 2005 were $461,000 and $290,000 lower, respectively, than if it had continued to account for the share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended March 31, 2005 would have been ($0.01) if the Company had not adopted SFAS 123R, compared with reported basic and diluted loss per share of ($0.04). Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires that these cash flows now be classified as financing cash flows rather than operating cash flows. Thus, the $3.7 million excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. As of March 31, 2006, there was approximately $2.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. This cost is expected to be amortized over a remaining weighted average period of 4.7 years and does not include the impact of any future share-based compensation awards.
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
          On March 11, 2005, the Company agreed to cancel the outstanding stock options of its management, officers and directors (the “Participants”) in exchange for cash payments, on April 8, 2005, of approximately $2.0 million in aggregate in anticipation of the one-time dividend payment. The purpose of the option cancellation agreements was to provide each Participant with a payment similar to the dividend he or she would otherwise have received on the shares issuable upon the exercise of the options cancelled. Accordingly, the

Company cancelled an aggregate of 228,800 outstanding stock options previously granted to the Participants. Upon the cancellation of those options, the Company recorded previously unrecognized compensation expense of $408,000 during the first quarter of fiscal 2005.
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
Note 7. Capital Structure
          The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the three months ended March 31, 2006 and 2005, zero shares and 84,392 shares, respectively, of Class B Common Stock were converted into Class A Common Stock.
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

          The following table summarizes changes that have occurred to Shareholders’ Deficit during the quarter ended March 31, 2006 (in thousands):

					Accumulated
					Other
	Class A	Class B	Additional		Compre-	Total
	Common	Common	Paid-In	Accumulated	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income	Deficit

Balance at January 1, 2006	$1	$—	$—	$(21,536)	$1,652	$(19,883)

Net income	—	—	—	764	—	764
Change in fair value of derivatives, net of income taxes of $282	—	—	—	—	538	538
Share-based compensation	—	—	80	—	—	80

Balance at March 31, 2006	$1	$—	$80	$(20,772)	$2,190	$(18,501)

Note 8. Derivative Instruments and Hedging Activities
          All derivatives are recorded on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) the hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company is engaged in an interest rate swap agreement that is classified as a cash flow hedge. Changes in the fair value of derivatives that are classified as a cash flow hedge are recorded in other comprehensive income (loss) until reclassified into earnings at the time of settlement of the hedged transaction.
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

Note 9. Segment Information
          The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows (in thousands):

Three Months Ended March 31, 2006
	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$68,112	$32,237	$9,436	$—	$109,785
Operating income	3,281	2,626	(37)	—	5,870
Capital expenditures	2,431	779	595	32	3,837
Depreciation	1,356	1,177	281	296	3,110

Three Months Ended March 31, 2005
	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$65,700	$26,141	$8,580	$—	$100,421
Operating income	2,815	1,329	916	—	5,060
Capital expenditures	1,991	445	176	334	2,946
Depreciation	1,213	1,160	295	216	2,884

Indentifiable assets	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate		Consolidated

At March 31, 2006	$146,220	$113,935	$48,591	$(68,012	)(1)	$240,734
At December 31, 2005	$150,079	$110,287	$49,235	$(70,689	)(1)	$238,912

(1) Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 10. New Accounting Standards
          Statement No. 151, Inventory Costs (“SFAS 151”), an Amendment of ARB No. 43, Chapter 4, amends ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 became effective for the Company as of January 1, 2006, and the adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.
          The FASB recently issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of accounting standards. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 became effective for the Company as of January 1, 2006, and the adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion And Analysis of Financial Condition And Results of Operations
Overview
          Atlantis Plastics, Inc., headquartered in Atlanta, Georgia, is a leading manufacturer of specialty plastic films and custom injection molded and extruded plastic products with 15 manufacturing plants located throughout the United States. We operate through three operating business segments: Plastic Films, Injection Molding, and Profile Extrusion.
          Plastic Films is a leading manufacturer of specialty plastic films. Three operating divisions comprise the Plastic Films segment: (1) Stretch Films, (2) Custom Films, and (3) Institutional Products. Stretch Films produces high quality, monolayer and multilayer plastic films used to cover, package and protect products for storage and transportation applications, i.e. for palletization. We are, with our Linear brand, one of the two original producers and one of the largest producers of stretch film in North America. Custom Films produces customized monolayer and multilayer films used as converter sealant webs, acrylic masking, industrial packaging and in laminates for foam padding of carpet, automotive and medical applications. Institutional Products converts custom films into disposable products such as table covers, gloves and aprons, which are used primarily in the institutional food service industry.
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

          Selected income statement data for the quarterly periods ended March 31, 2005 through March 31, 2006 are as follows (in millions):

	2006		2005
	03/31		Year		12/31		09/30		06/30		03/31
PLASTICS FILMS VOLUME
(pounds)	60.1		284.0		74.0		75.3		65.8		68.9

NET SALES
Plastic Films	$68.1	62%	$272.9	64%	$78.8	68%	$66.0	62%	$62.4	61%	$65.7	65%
Injection Molding	32.2	29%	116.1	28%	27.9	24%	32.0	30%	30.1	30%	26.1	26%
Profile Extrusion	9.5	9%	35.3	8%	9.0	8%	8.6	8%	9.1	9%	8.6	9%

Total	$109.8	100%	$424.3	100%	$115.7	100%	$106.6	100%	$101.6	100%	$100.4	100%

GROSS MARGIN
Plastic Films	$8.9	13%	$40.5	15%	$12.2	15%	$9.8	15%	$9.4	15%	$9.1	14%
Injection Molding	5.1	16%	18.1	16%	4.4	16%	5.1	16%	5.1	17%	3.5	13%
Profile Extrusion	0.7	8%	6.6	19%	1.6	18%	1.4	16%	1.9	20%	1.7	20%

Total	$14.7	13%	$65.2	15%	$18.2	16%	$16.3	15%	$16.4	16%	$14.3	14%

OPERATING MARGIN
Plastic Films	$3.3	5%	$16.6	6%	$5.7	7%	$4.1	6%	$4.0	6%	$2.8	4%
Injection Molding	2.6	8%	9.7	8%	2.7	10%	2.7	9%	3.0	10%	1.3	5%
Profile Extrusion	0.0	0%	2.8	8%	0.4	5%	0.6	6%	0.9	10%	0.9	11%

Total	$5.9	5%	$29.1	7%	$8.8	8%	$7.4	7%	$7.9	8%	$5.0	5%
Results of Operations
Net Sales
          Net sales for the quarter ended March 31, 2006 increased 9% to $109.8 million, compared with $100.4 million for the quarter ended March 31, 2005. This increase is primarily a result of an increase in net sales for our Injection Molding segment and, to a lesser extent, our Plastic Films segment.
          Net sales for our Plastic Films segment increased 4% to $68.1 million for the first quarter of 2006 compared with $65.7 million for the first quarter of 2005, despite a 13% decrease in sales volume (measured in pounds). This increase is the result of a 19% increase in selling prices on average, driven by increased raw material costs.
          Net sales for our Injection Molding segment for the first quarter of 2006 increased 23% to $32.2 million from $26.1 million for the first quarter of 2005. This increase is primarily the result of volume growth within our building products and traditional injection molding product lines, as well as selling price increases driven by increased raw material costs.

          Net sales for the Profile Extrusion segment for the first quarter of 2006 increased 10% to $9.5 million from $8.6 million for the first quarter of 2005. This increase was the result of higher selling prices on average driven by increased raw material costs.
Gross Margin and Operating Margin
          Gross margin and operating margin, as a percent of net sales, for the quarter ended March 31, 2006 were 13% and 5%, respectively, compared with 14% and 5%, respectively, for the quarter ended March 31, 2005. The decrease in gross margin percent for the quarter ended March 31, 2006 is primarily attributable to manufacturing inefficiencies in our Profile Extrusion segment (discussed below) and higher raw material costs which were not entirely recovered due to a time lag in passing through these costs. Operating margin decreased 3% excluding $0.6 million of costs associated with an unconsummated financing effort and $0.5 million of non-cash compensation expense relating to the cancellation of stock options, both in the first quarter of 2005. This decrease in operating margin, excluding the aforementioned non-recurring charges, is primarily a result of the decrease in gross margin and an increase in headcount.
          In the Plastic Films segment, gross margin and operating margin, as a percent of net sales, for the quarter ended March 31, 2006 were 13% and 5%, respectively, compared with 14% and 4%, respectively, for the quarter ended March 31, 2005. The slight decrease in gross margin percent is reflective of the effective pass-through of increases in raw material costs.
          In the Injection Molding segment, gross margin and operating margin, as a percent of net sales, increased to 16% and 8%, respectively, for the quarter ended March 31, 2006, from 13% and 5%, respectively, for the quarter ended March 31, 2005. Both increases are reflective of volume growth and increases on average of selling prices driven by increased raw material costs.
          In the Profile Extrusion segment, gross margin and operating margin, as a percent of net sales, declined to 8% and 0%, respectively, for the first quarter of 2006, from 20% and 11%, respectively, for the first quarter of 2005. These declines were a result of manufacturing inefficiencies after the plant consolidation and integration of the LaVanture and Atlantis facilities in Elkhart, Indiana, and also due to a weakness in the RV sector.
Selling, General, and Administrative Expense
          Selling, general, and administrative expenses for the first quarter of 2006 were $8.9 million compared with $8.7 million for the first quarter of 2005; or $8.2 million excluding $0.5 million of non-cash compensation expense relating to the cancellation of stock options in the first quarter of 2005. The increase is reflective of an increase in headcount in comparison with the prior year.
Net Interest Expense
          Net interest expense for the quarter ended March 31, 2006 increased to $4.7 million compared with $1.8 million for the quarter ended March 31, 2005. The increase was primarily due to a higher level of debt in 2006 and, to a lesser extent, an increase in the average interest rate.

Operating and Net Income (Loss)
          As a result of the factors described above, operating income increased to $5.9 million for the quarter ended March 31, 2006 compared with $5.1 million for the quarter ended March 31, 2005. Operating income as a percent of net sales was 5% for both periods.
          Net income (loss) and basic and diluted earnings (loss) per share for the quarters ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$0.8 million	$(0.3) million
Basic earnings (loss) per share	$0.09	$(0.04)
Diluted earnings (loss) per share	$0.09	$(0.04)
Liquidity and Capital Resources
          As of March 31, 2006, we had $0.4 million in cash and cash equivalents and an additional $10.9 million of unused availability, net of outstanding letters of credit of approximately $1.6 million, under our new $220 million secured financing credit facility entered into on March 22, 2005. The new financing includes a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan facility maturing in September 2011 and a $75 million junior secured term loan facility maturing in March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility.
          Proceeds from the new financing facility were used to repay previously existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. In conjunction with the cancellation of our previous credit facility, we wrote-off approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, we expensed approximately $0.6 million of costs associated with a financing effort that was not consummated.
          On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per common share, which was paid on April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from our new credit facility. Along with the special dividend payment, we paid approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options. As a result of the option cancellations, we recorded related compensation expense in the amount of $408,000 during the first quarter of 2005 in accordance with the provisions of FAS 123R, which we adopted on January 1, 2005.
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
Cash Flows from Operating Activities
          Net cash used for operating activities was $6.3 million for the quarter ended March 31, 2006 compared with $1.8 million for the quarter ended March 31, 2005. The use of operating cash flow during 2006 resulted primarily from higher working capital requirements, principally a reduction in accounts payable and accrued expenses of $10.3 million from December 31, 2005 balances. The use of operating cash flow during the same period in 2005 primarily reflects an increase of $5.6 million and $5.2 million of accounts receivable and other current assets, respectively, offset by a decrease in inventory of $2.5 million, depreciation of $2.9 million and other amortization of $4.5 million.
Cash Flows from Investing Activities
          Net cash used for investing activities increased to $3.8 million for the quarter ended March 31, 2006, compared with $2.9 million for the quarter ended March 31, 2005 and reflected capital expenditures in both periods.
Cash Flows from Financing Activities
          Net cash provided by financing activities for the quarter ended March 31, 2006 was $10.4 million compared with net cash provided by financing activities of $108.2 million for the quarter ended March 31, 2005. Net cash provided by financing activities for the first quarter of 2006 primarily reflects net borrowings of $10.6 million on our revolving credit facility, which were primarily used to fund working capital. Net cash provided by financing activities for the first quarter of 2005 reflects borrowings of $195.0 million under our new credit agreement, a $3.7 million income tax benefit due to the exercise of employee stock options, $2.5 million in proceeds from the exercise of stock options and the receipt of approximately $0.5 million in repayments of shareholder notes. These amounts were partially offset by net repayments of $87.7 million on our retired credit facility and $5.8 million of financing costs associated with our new credit agreement.

Recent Accounting Pronouncements
          Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, amends ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 became effective for the Company as of January 1, 2006, and the adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.
          The FASB recently issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of accounting standards. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 became effective for the Company as of January 1, 2006, and the adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.
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
          For a discussion of certain market risks related to the Company, see the Quantitative and Qualitative Disclosures about Market Risk section in the Company’s Form 10-K for the fiscal year ended December 31, 2005.
          On March 22, 2005, the Company replaced its existing credit facility with a new credit agreement resulting in variable rate debt of $206.3 million outstanding at March 31, 2006. Currently, the Company has an interest rate swap agreement which matures in June 2008 that has the effect of converting $125 million of the Company’s floating rate debt to a fixed rate. The Company has designated this interest rate swap agreement as a cash flow hedge (see also Note 5, Debt; and Note 8, Derivative Instruments and Hedging Activities). The Company uses interest rate swap agreements to manage its exposure of interest rate changes on the Company’s variable rate debt. Based on the Company’s variable-rate obligations outstanding at March 31, 2006, a 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease annual interest expense by approximately $0.5 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
          There have been no other significant changes with respect to market risks related to the Company since December 31, 2005.

Item 4.	Controls and Procedures
          Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls.

Part II. Other Information

Item 1.	Legal Proceedings
The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

ATLANTIS PLASTICS, INC.
Date: May 12, 2006	By:	/s/ Anthony F. Bova
ANTHONY F. BOVA
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Paul G. Saari
PAUL G. SAARI
Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.