Form 10-Q
period 2006-06-30
ATLANTIS PLASTICS INC
filed 2006-08-11
CIK 811828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(Registrant’s telephone number, including Area Code) (800) 497-7659
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Class A Common Stock, $.0001 par value Class B Common Stock, $.0001 par value	6,113,158 2,142,665

ATLANTIS PLASTICS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data) (Unaudited)	2006	2005	2006	2005

Net sales	$110,602	$101,585	$220,387	$202,006

Cost of sales	97,468	85,263	192,526	171,376

Gross profit	13,134	16,322	27,861	30,630

Selling, general and administrative expenses	8,291	8,456	17,148	17,149
Costs of unconsummated financing	—	—	—	555

Operating income	4,843	7,866	10,713	12,926

Unamortized deferred financing cost write-off	—	—	—	(3,794)
Net interest expense	(4,883)	(4,093)	(9,572)	(5,860)
Other income (expense)	83	(43)	113	(59)

Income before provision for income taxes	43	3,730	1,254	3,213

Provision for income taxes	17	1,285	464	1,100

Net income	$26	$2,445	$790	$2,113

Basic earnings per share	$0.00	$0.30	$0.10	$0.26
Diluted earnings per share	$0.00	$0.30	$0.10	$0.26

Weighted average number of shares used in computing earnings per share:
Basic	8,256	8,256	8,256	8,091
Diluted	8,311	8,256	8,281	8,091

Cash dividends paid per common share	$—	$12.50	$—	$12.50

See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2006 (1)	2005

ASSETS
Cash and cash equivalents	$248	$178
Accounts receivable (net of allowances of $1,527 and $1,835, respectively)	54,673	57,075
Inventories, net	47,973	41,667
Other current assets	9,200	7,513
Deferred income tax assets	3,767	3,694

Total current assets	115,861	110,127

Property and equipment, net	68,529	69,208
Goodwill, net of accumulated amortization	51,351	51,351
Other assets	5,879	8,226

Total assets	$241,620	$238,912

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$35,054	$47,944
Current maturities of long-term debt	1,725	1,970
Other current liabilities	356	356

Total current liabilities	37,135	50,270

Long-term debt	210,786	197,195
Deferred income tax liabilities	11,137	10,628
Other liabilities	692	702

Total liabilities	259,750	258,795

Commitments and contingencies	—	—

Shareholders’ deficit:
Class A Common Stock, $.0001 par value, 20,000,000 shares authorized, 6,113,158 shares issued and outstanding in 2006 and 2005	1	1
Class B Common Stock, $.0001 par value, 7,000,000 shares authorized, 2,142,665 shares issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	195	—
Accumulated other comprehensive income (net of income taxes of $1,263 and $862, respectively)	2,420	1,652
Accumulated deficit	(20,746)	(21,536)

Total shareholders’ deficit	(18,130)	(19,883)

Total liabilities and shareholders’ deficit	$241,620	$238,912

(1)	Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In thousands) (Unaudited)	2006	2005

Operating Activities:
Net income	$790	$2,113

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,120	5,775
Loan fee and other amortization and unamortized financing cost write-off	458	4,195
Amortization of gain realized on swap redemption	(231)	—
Share-based compensation expense	195	461
Interest receivable from shareholder loans	—	(5)
Gain on disposal of assets	—	(8)
Deferred income taxes	35	176
Change in operating assets and liabilities:
Accounts receivable, net	2,402	(6,122)
Inventories, net	(6,306)	1,563
Other current assets	(1,687)	(2,521)
Accounts payable and accrued expenses	(12,890)	(10,793)
Other assets and liabilities	(8)	(355)

Net cash used for operating activities	(11,122)	(5,521)

Investing Activities:
Capital expenditures	(5,443)	(6,511)
Proceeds from asset dispositions	—	38

Net cash used for investing activities	(5,443)	(6,473)

Financing Activities:
Net repayments under old revolving credit facility	—	(17,160)
Net borrowings under new revolving credit facility	14,500	7,100
Borrowings from term loans under new credit agreement	—	195,000
Repayments under old term loans	—	(70,587)
Repayments under new term loans	(900)	—
Financing costs associated with new credit agreement	(128)	(5,836)
Repayments on bonds	(254)	—
Proceeds from swap redemption	3,417	—
Proceeds from exercise of stock options	—	2,522
Income tax benefit from employee stock options	—	3,718
Payment of special dividend	—	(103,198)
Repayments on notes receivable from shareholders	—	457

Net cash provided by financing activities	16,635	12,016

Net increase in cash and cash equivalents	70	22
Cash and cash equivalents at beginning of period	178	51

Cash and cash equivalents at end of period	$248	$73

Supplemental disclosure of non-cash activities:
Non-cash reduction of accounts receivable and accounts payable in connection with supplier agreements	$(2,842)	$(843)
See accompanying notes.

ATLANTIS PLASTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
     The components of inventory consist of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Raw materials	$28,508	$23,747
Work in progress	438	421
Finished products	19,027	17,499

Inventories, net	$47,973	$41,667

Note 3. Earnings Per Share Data
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net income	$26	$2,445	$790	$2,113

Weighted average shares outstanding – basic	8,256	8,256	8,256	8,091
Net effect of dilutive stock options – based on treasury stock method	55	—	25	—

Weighted average shares outstanding – diluted	8,311	8,256	8,281	8,091

Earnings per share – basic	$0.00	$0.30	$0.10	$0.26

Earnings per share – diluted	$0.00	$0.30	$0.10	$0.26
Note 4. Comprehensive Income
     Total comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2006	2005	2006	2005
Net income as reported	$26	$2,445	$790	$2,113

Unrealized gain on derivatives, net of income taxes	229	213	768	213

Total comprehensive income	$255	$2,658	$1,558	$2,326

Note 5. Debt
     Long-term debt consisted of the following balances at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Senior secured term loans	$118,500	$119,400
Junior secured term loan	75,000	75,000
Revolving line of credit	15,800	1,300
Bonds	3,211	3,465

Total debt	212,511	199,165
Current portion of long-term debt	(1,725)	(1,970)

Long-term debt	$210,786	$197,195

     On March 22, 2005, the Company entered into a new $220 million secured credit agreement (the “Credit Agreement”) provided by a syndicate of financial institutions, replacing its previously existing $120 million credit facility (the “Retired Credit Facility”). The new financing included a $25 million revolving credit facility maturing March 2011 priced, at the Company’s discretion, at either the London Inter-bank Offered Rate (“LIBOR”) plus 2.75% or the prime interest rate plus 0.75%, a $120 million senior secured term loan (the “Senior Term Loan”) priced at LIBOR plus 2.75% maturing September 2011 and a $75 million junior secured term loan (the “Junior Term Loan”) priced at LIBOR plus 7.25% maturing in March 2012. Borrowings under the Credit Agreement were used to repay the Company’s then existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used on April 8, 2005 to pay a special one-time dividend of $103.2 million ($12.50 per share) to the Company’s shareholders and to pay approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options. In conjunction with the pay-off of the Company’s Retired Credit Facility in the first quarter of 2005, the Company wrote-off approximately $3.8 million of deferred financing costs related to the Retired Credit Facility. Additionally in 2005, the Company expensed approximately $0.6 million of costs associated with a financing effort that was not consummated.
     On June 6, 2005, the Company entered into an interest rate swap contract with a notional amount of $125 million to effectively fix the interest rate on a portion of its floating rate debt. This contract had the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap was to expire on June 6, 2008. On May 16, 2006, the Company terminated this swap realizing $3.4 million upon termination. The $3.4 million is being amortized monthly as an offset to interest expense over the life of the original swap. The Company entered into a new swap concurrently that terminates on the same day as the old swap. Cash flows from the termination of this interest rate swap are classified as financing activities, the same category as the cash flows from the items being hedged. The new contract, which has substantially identical terms as the terminated contract, has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 5.265% plus the applicable spread. This swap expires on June 6, 2008. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment. The fair value of the interest rate swap outstanding at June 30, 2006 was a long-term asset of approximately $0.5 million, and the change in fair value was recorded as part of other comprehensive income, net of income taxes (see also Note 4, Comprehensive Income (Loss); Note 7, Capital Structure; and Note 8, Derivative Instruments and Hedging Activities).
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
     Effective January 1, 2005, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including stock options, to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative. The Company adopted this statement based on the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company recognized stock-based expense of $53,000 during the first six months of 2005, prior to the Company’s agreement to cancel all outstanding stock options (discussed below), which resulted in expensing the remaining unrecognized compensation of $408,000. For the first six months of 2006, the Company recognized stock-based expense of $195,000 in connection with the granting of stock options as discussed below.
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
     On March 11, 2005, the Company agreed to cancel the outstanding stock options of its management, officers and directors (the “Participants”) in exchange for cash payments, on April 8, 2005, of approximately $2.0 million in aggregate in anticipation of the one-time dividend payment. The purpose of the option cancellation agreements was to provide each Participant with a payment similar to the dividend he or she would otherwise have received on the shares issuable upon the exercise of the options cancelled. Accordingly, the Company cancelled an aggregate of 228,800 outstanding stock options previously granted to the Participants. Upon the cancellation of those options, the Company recorded previously unrecognized compensation expense of $408,000 during the first six months of fiscal 2005.
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

     In the first quarter of 2006, the Company granted stock options to certain key employees and directors. As of June 30, 2006, there was approximately $1.8 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. We expect to amortize this cost over a remaining weighted average period of 4.7 years. The cost does not include the impact of any future share-based compensation awards.
Note 7. Capital Structure
     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the six months ended June 30, 2006 and 2005, zero shares and 84,392 shares, respectively, of Class B Common Stock were converted into Class A Common Stock.
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

     The following table summarizes changes in Shareholders’ Deficit during the six months ended June 30, 2006:

					Accumulated
					Other
	Class A	Class B	Additional		Compre-	Total
	Common	Common	Paid-In	Accumulated	hensive	Shareholders’
(in thousands)	Stock	Stock	Capital	Deficit	Income	Deficit

Balance at January 1, 2006	$1	$—	$—	$(21,536)	$1,652	$(19,883)

Net income	—	—	—	790	—	790
Change in fair value of derivatives, net of income taxes of $401	—	—	—	—	768	768
Share-based compensation	—	—	195	—	—	195

Balance at June 30, 2006	$1	$—	$195	$(20,746)	$2,420	$(18,130)

Note 8. Derivative Instruments and Hedging Activities
     All derivatives are recorded on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) the hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company is engaged in an interest rate swap agreement that is classified as a cash flow hedge. Changes in the fair value of derivatives that are classified as a cash flow hedge are recorded in other comprehensive income until reclassified into earnings at the time of settlement of the hedged transaction.
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

Note 9. Segment Information
     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Six Months Ended June 30, 2006
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate	Consolidated
Net sales	$136,777	$64,867	$18,743	$—	$220,387
Operating income	6,047	4,286	380	—	10,713
Capital expenditures	2,615	1,633	1,145	50	5,443
Depreciation	2,651	2,301	573	595	6,120

Six Months Ended June 30, 2005
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate	Consolidated
Net sales	$128,142	$56,159	$17,705	$—	$202,006
Operating income	6,825	4,292	1,809	—	12,926
Capital expenditures	4,135	1,312	465	599	6,511
Depreciation	2,427	2,299	611	438	5,775

Identifiable assets	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate		Consolidated
At June 30, 2006	$153,519	$110,261	$48,426	$(70,586	) (1)	$241,620
At December 31, 2005	$150,079	$110,287	$49,235	$(70,689	) (1)	$238,912

(1)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 10. New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), with respect to Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“FAS 109”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 in our consolidated financial statements.

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

     Selected income statement data for the quarterly periods ended March 31, 2005 through June 30, 2006 are as follows (in millions):

	2006		2005
(In millions)	Q2	Q1	Year	Q4	Q3	Q2	Q1

PLASTIC FILMS VOLUME (pounds)	69.3	60.1	284.0	74.0	75.3	65.8	68.9

NET SALES
Plastic Films	$68.7	$68.1	$272.9	$78.8	$66.0	$62.4	$65.7
Injection Molding	32.6	32.2	116.1	27.9	32.0	30.1	26.1
Profile Extrusion	9.3	9.5	35.3	9.0	8.6	9.1	8.6

Total	$110.6	$109.8	$424.3	$115.7	$106.6	$101.6	$100.4

GROSS MARGIN
Plastic Films	11%	13%	15%	15%	15%	15%	14%
Injection Molding	13%	16%	16%	16%	16%	17%	13%
Profile Extrusion	14%	8%	19%	18%	16%	20%	20%

Total	12%	13%	15%	16%	15%	16%	14%

OPERATING MARGIN
Plastic Films	4%	5%	6%	7%	6%	6%	4%
Injection Molding	5%	8%	8%	10%	9%	10%	5%
Profile Extrusion	4%	0%	8%	5%	6%	10%	11%

Total	4%	5%	7%	8%	7%	8%	5%
Results of Operations
Net Sales
     Net sales for the quarter and six months ended June 30, 2006 were $110.6 million and $220.4 million, respectively, compared to $101.6 million and $202.0 million, respectively, for the comparable periods in 2005.
     Net sales for the Plastic Films segment increased 10% to $68.7 million for the second quarter of 2006 compared to $62.4 million for the second quarter of 2005. Net sales for the six months ended June 30, 2006 increased 7% to $136.8 million compared to $128.1 million for the same period in 2005. These increases are primarily due to increased average selling prices, reflective of higher resin costs compared to the prior year. Sales volume (measured in pounds) for the second quarter increased 5% but decreased 4% for the six months in comparison to the prior year.
     Net sales for the Injection Molding segment for the quarter and six months ended June 30, 2006 increased 9% and 16%, respectively, compared to the quarter and six months ended June 30, 2005. The six month increases are primarily attributable to volume growth within our traditional custom injection molding business, and, to a lesser extent, moderate growth in our building products line, as well as increases in average selling prices driven by increases in raw material costs.

     Net sales for the Profile Extrusion segment increased 2% and 6%, respectively, for the quarter and six months ended June 30, 2006 compared to the same periods in 2005. The increase for the six month period is primarily due to increases in average selling prices resulting from higher resin costs and, to a lesser extent, a slight volume increase within the recreational vehicle sector.
Gross Margin and Operating Margin
     Gross margin declined to 12% and 13%, respectively, for the quarter and six months ended June 30, 2006 compared to 16% and 15%, respectively, for the same periods in 2005. Operating margins were 4% and 5%, respectively, for the quarter and six months ended June 30, 2006 compared to 8% and 6% for the quarter and six months ended June 30, 2005.
     In the Plastic Films segment, gross margin and operating margin for the quarter ended June 30, 2006 declined to 11% and 4%, respectively, from 15% and 6% for the quarter ended June 30, 2005. For the six months ended June 30, 2006, gross margin and operating margin decreased to 12% and 4%, respectively, from 14% and 5%, respectively, for the comparable periods in 2005. Margins decreased primarily due to offsetting increases in both sales and cost of goods sold resulting from the direct pass-through of resin price increases as well as margin loss resulting from a 4% decline in pounds shipped.
     In the Injection Molding segment, gross margin was 13% for the quarter ending June 30, 2006 and 17% for the quarter ending June 30, 2005, and operating margin decreased to 5% for the quarter ending June 30, 2006 compared to 10% for the quarter ending June 30, 2005. For the six months ended June 30, 2006, gross margin decreased from 15% to 14% and operating margin decreased from 8% to 7%. These declines were due primarily to increases in raw material and direct labor costs as a percentage of net sales.
     In the Profile Extrusion segment, gross margin and operating margin decreased to 14% and 4%, respectively, for the quarter ended June 30, 2006, from 20% and 10%, respectively, for the quarter ended June 30, 2005. For the six months ended June 30, 2006, gross margin and operating margin declined to 11% and 2%, respectively, from 20% and 10%, respectively, for the same period of 2005. These declines were due to weakness in the RV sector and continuing operating inefficiencies at our Elkhart facilities.
Selling, General, and Administrative Expense
     Selling, general, and administrative expenses (“SG&A”) decreased to $8.3 million for the quarter ended June 30, 2006 from $8.5 million for the quarter ended June 30, 2005, and decreased to $17.1 million for the six months ended June 30, 2006 compared to $17.7 million (including $0.6 million in unconsummated financing costs) in the prior year. The decrease for the quarter is primarily due to decreases in incentive compensation costs. The six month decrease is due to stock option expense and costs related to an unconsummated financing incurred in the first quarter of 2005, which were not repeated in 2006, as well as decreases in incentive compensation costs. SG&A as a percentage of sales decreased to 7% and 8%, respectively, for the quarter and six months ended June 30, 2006 compared to 8% and 9%, respectively, for the quarter and six months ended June 30, 2005.
Net Interest Expense
     Net interest expense on a comparative basis for the quarter and six months ended June 30, 2006 increased to $4.9 million and $9.6 million, respectively, from $4.1 million and $5.9 million, respectively, for the same periods in 2005. The increases are primarily due to higher average outstanding borrowings and, to a lesser extent, higher average interest rates in connection with our $220 million credit facility. Unamortized deferred financing costs written off during the first quarter of 2005 were $3.8 million as a result of replacing our previously existing credit facility of $120 million with our new $220 million credit facility in March 2005.
Operating and Net Income
     As a result of the factors described above, operating income decreased to $4.8 million, 4% of net sales, during the quarter ended June 30, 2006, compared with $7.9 million, 8% of net sales, for the quarter ended June 30, 2005. For the six months ended June 30, 2006, operating income decreased to $10.7 million, 5% of net sales, compared to $12.9 million, 6% of net sales, for the six months ended June 30, 2005. Certain one-time charges, $0.5 million of stock option expense and $0.6 million of unconsummated financing costs, decreased operating income for the six months ended June 30, 2005.
     Net income and basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net income	$26	$2,445	$790	$2,113

Earnings per share – basic	$0.00	$0.30	$0.10	$0.26
Earnings per share – diluted	$0.00	$0.30	$0.10	$0.26
Liquidity and Capital Resources
     As of June 30, 2006, we had $0.2 million in cash and cash equivalents and an additional $7.6 million of unused availability, net of outstanding letters of credit of approximately $1.6 million, under our new $220 million secured financing credit facility entered into on March 22, 2005. The new financing includes a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan facility maturing in September 2011 and a $75 million junior secured term loan facility maturing in March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility.
     Proceeds from the new financing facility were used to repay previously existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. In conjunction with the cancellation of our previous credit facility, we wrote-off approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, we expensed approximately $0.6 million of costs associated with a financing effort that was not consummated. Furthermore, on March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per common share, which was paid on April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from our new credit facility. Along with the special dividend payment, we paid approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options. As a result of the option cancellations, we recorded compensation expense in the amount of $408,000 during the first quarter of 2005 in accordance with the provisions of FAS 123R, which we adopted on January 1, 2005.

     Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Presently, we do not have any material commitments for future capital expenditures.
     Our high debt level presents substantial risks and could have negative consequences. For example, it could (1) require us to dedicate all or a substantial portion of our cash flow from operations to debt service, limiting the availability of cash for other purposes; (2) increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer shortfalls in net sales; (3) hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade equipment or facilities; and (4) limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.
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
Cash Flows from Operating Activities
     Net cash used for operating activities was $11.1 million for the six months ended June 30, 2006, compared to $5.5 million for the six months ended June 30, 2005. The use of operating cash flow during 2006 resulted primarily from higher working capital requirements, the majority of which was comprised of a reduction in accounts payable and accrued expenses of $12.9 million, a $6.3 million increase in inventory, and an increase in other current assets of $1.7 million, partially offset by $6.1 million in depreciation, a $2.4 million decrease in accounts receivable, and $0.5 million in loan fee amortization. The use of operating cash flow during the same period in 2005 was attributable to a decrease of $10.8 in accounts payable and accrued expenses, an increase of $6.1 million in net accounts receivable, and an increase in other current assets of $2.5 million, partially offset by depreciation of $5.8 million, other amortization of $4.2 million, and a decrease in inventory of $1.6 million.
Cash Flows from Investing Activities
     Net cash used for investing activities decreased to $5.4 million for the six months ended June 30, 2006, compared to $6.5 million for the six months ended June 30, 2005 resulting from decreased capital expenditures, net of proceeds from asset dispositions, between periods.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2006 was $16.6 million compared with net cash provided by financing activities of $12.0 million for the six months ended June 30, 2005. Net cash provided by financing activities for the first six months of 2006 was primarily used to fund working capital, and reflect net borrowings of $14.5 million on our revolving credit facility and $3.4 million in proceeds from an interest rate swap redemption, partially offset by $1.2 million in debt repayments. Net cash provided by financing activities for the first six months of 2005 reflect borrowings of $195.0 million under the term loans of our new credit agreement and $7.1 million under our new revolving credit facility, a $3.7 million income tax benefit due to the exercise of employee stock options, $2.5 million in proceeds from the exercise of stock options and the receipt of approximately $0.5 million in repayments of shareholder notes. These amounts were partially offset by the $103.2 million payment of a special dividend, net repayments of $87.7 million on our retired credit facility and $5.8 million of financing costs associated with our new credit agreement.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), with respect to Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“FAS 109”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 in our consolidated financial statements.
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

     On March 22, 2005, the Company replaced its existing credit facility with a new credit agreement resulting in variable rate debt of $209.3 million outstanding at June 30, 2006. Currently, the Company has an interest rate swap agreement which matures in June 2008 that has the effect of converting $125 million of the Company’s floating rate debt to a fixed rate. The Company has designated this interest rate swap agreement as a cash flow hedge (see also Note 5, Debt; and Note 8, Derivative Instruments and Hedging Activities). The Company uses interest rate swap agreements to manage its exposure of interest rate changes on the Company’s variable rate debt. Based on the Company’s variable-rate obligations outstanding at June 30, 2006, a 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease annual interest expense by approximately $0.5 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
     There have been no other significant changes with respect to market risks related to the Company since December 31, 2005.
Item 4. Controls and Procedures
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls.

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
Item 4. Submission of Matters to a Vote of Security Holders
(A)	The Registrant held its Annual Meeting of Shareholders on June 1, 2006.

(B)	Not required.

(C)	The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows:
Election of Directors:

	Voters	Votes
Name	For	Withheld

CLASS A
Chester B. Vanatta	4,798,123	287,990
Larry D. Horner	4,796,388	289,725

CLASS B
Cesar L. Alvarez	1,997,548	0
Anthony F. Bova	1,997,548	0
Charles D. Murphy, III	1,997,548	0
Earl W. Powell	1,997,548	0
Jay Shuster	1,997,548	0
Peter Vandenberg, Jr.	1,997,548	0
(D)	Not applicable.

Item 6. Exhibits
(A) EXHIBITS

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.
Date: August 11, 2006	By:	/s/ Anthony F. Bova
ANTHONY F. BOVA
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Paul G. Saari
PAUL G. SAARI
Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.