Form 10-Q
period 2006-09-30
ATLANTIS PLASTICS INC
filed 2006-11-14
CIK 811828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Class A Common Stock, $.0001 par value	6,113,997
Class B Common Stock, $.0001 par value	2,141,826

ATLANTIS PLASTICS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2006

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data) (Unaudited)	2006	2005	2006	2005

Net sales	$108,261	$106,585	$328,648	$308,591

Cost of sales	97,120	90,259	289,646	261,635

Gross profit	11,141	16,326	39,002	46,956

Selling, general and administrative expenses	8,171	8,968	25,022	26,117
Severance expense	655		952
Costs of unconsummated financing	—	—	—	555

Operating income	2,315	7,358	13,028	20,284

Unamortized deferred financing cost write-off	—	—	—	(3,794)
Net interest expense	(5,083)	(4,481)	(14,655)	(10,341)
Other (expense) income	(17)	85	96	26

(Loss) income before (benefit) provision for income taxes	(2,785)	2,962	(1,531)	6,175

(Benefit) provision for income taxes	(1,031)	1,016	(567)	2,116

Net (loss) income	$(1,754)	$1,946	$(964)	$4,059

Basic (loss) earnings per share	$(0.21)	$0.24	$(0.12)	$0.50
Diluted (loss) earnings per share	$(0.21)	$0.24	$(0.12)	$0.50

Weighted average number of shares used in computing (loss) earnings per share:
Basic	8,256	8,256	8,256	8,147
Diluted	8,256	8,256	8,256	8,147

Cash dividends paid per common share	$—	$—	$—	$12.50

See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2006 (1)	2005

ASSETS
Cash and cash equivalents	$47	$178
Accounts receivable (net of allowances of $1,944 and $1,835, respectively)	57,750	57,075
Inventories, net	41,824	41,667
Other current assets	8,127	7,513
Deferred income tax assets	3,981	3,694

Total current assets	111,729	110,127

Property and equipment, net	68,195	69,208
Goodwill, net of accumulated amortization	51,351	51,351
Other assets	6,703	8,226

Total assets	$237,978	$238,912

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$37,095	$47,944
Current maturities of long-term debt, including long-term debt classified as current of $129,900 as of September 30, 2006	131,632	1,970
Other current liabilities	356	356

Total current liabilities	169,083	50,270

Long-term debt	77,550	197,195
Deferred income tax liabilities	10,877	10,628
Other liabilities	1,174	702

Total liabilities	258,684	258,795

Commitments and contingencies	—	—

Shareholders’ deficit:
Class A Common Stock, $0.0001 par value, 20,000,000 shares authorized, 6,113,158 shares issued and outstanding in 2006 and 2005	1	1
Class B Common Stock, $0.0001 par value, 7,000,000 shares authorized, 2,142,665 shares issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	284	—
Accumulated other comprehensive income (net of income taxes of $768 and $862, respectively)	1,509	1,652
Accumulated deficit	(22,500)	(21,536)

Total shareholders’ deficit	(20,706)	(19,883)

Total liabilities and shareholders’ deficit	$237,978	$238,912

(1)	Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In thousands) (Unaudited)	2006	2005

Operating Activities:
Net (loss) income	$(964)	$4,059
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	9,205	8,744
Loan fee, other amortization and unamortized financing cost write-off	698	4,441
Amortization of gain realized on swap redemption	(650)	—
Share-based compensation expense	284	461
Unconsummated financing cost write-off	—	555
Interest receivable from shareholder loans	—	(5)
Gain on disposal of assets	—	(8)
Deferred income taxes	57	163
Change in operating assets and liabilities:
Accounts receivable, net	(675)	(10,558)
Inventories, net	(157)	(2,945)
Other current assets	(614)	(2,653)
Accounts payable and accrued expenses	(10,849)	(6,130)
Other assets and liabilities	(1,566)	106

Net cash used for operating activities	(5,231)	(3,770)

Investing Activities:
Capital expenditures	(8,194)	(12,201)
Proceeds from asset dispositions	—	38

Net cash used for investing activities	(8,194)	(12,163)

Financing Activities:
Net repayments under old revolving credit facility	—	(17,160)
Net borrowings under new revolving credit facility	11,600	12,900
Borrowings from term loans under new credit agreement	—	195,000
Repayments under old term loans	—	(70,587)
Repayments under new term loans	(1,200)	(600)
Financing costs associated with new credit agreement	(140)	(6,680)
Repayments on bonds	(383)	—
Proceeds from swap redemption	3,417	—
Proceeds from exercise of stock options	—	2,522
Income tax benefit from employee stock options	—	3,718
Payment of special dividend	—	(103,198)
Repayments on notes receivable from shareholders	—	457

Net cash provided by financing activities	13,294	16,372

Net (decrease) increase in cash and cash equivalents	(131)	439
Cash and cash equivalents at beginning of period	178	51

Cash and cash equivalents at end of period	$47	$490

Supplemental disclosure of non-cash activities:
Non-cash increase (decrease) of accounts receivable and accounts payable in connection with supplier agreements	$908	$(338)
See accompanying notes.

ATLANTIS PLASTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
     The components of inventory consist of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(In thousands)	2006	2005

Raw Materials	$20,371	$23,747
Work in Process	439	421
Finished Products	21,014	17,499

Inventories, net	$41,824	$41,667

Note 3. (Loss) Earnings Per Share Data
     The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net (loss) income	$(1,754)	$1,946	$(964)	$4,059

Weighted average shares outstanding – basic	8,256	8,256	8,256	8,147
Net effect of dilutive stock options – based on treasury stock method	—	—	—	—

Weighted average shares outstanding – diluted	8,256	8,256	8,256	8,147

(Loss) earnings per share – basic	$(0.21)	$0.24	$(0.12)	$0.50

(Loss) earnings per share – diluted	$(0.21)	$0.24	$(0.12)	$0.50
Note 4. Comprehensive (Loss) Income
     Total comprehensive (loss) income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2006	2005	2006	2005
Net (loss) income as reported	$(1,754)	$1,946	$(964)	$4,059

Unrealized (loss) gain on derivatives, net of income taxes	(910)	1,103	(143)	1,316

Total comprehensive (loss) income	$(2,664)	$3,049	$(1,107)	$5,375

Note 5. Debt
     Long-term debt consisted of the following balances at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(In thousands)	2006	2005

Senior secured term loans	$118,200	$119,400
Junior secured term loans	75,000	75,000
Revolving line of credit	12,900	1,300
Bonds	3,082	3,465

Total debt	209,182	199,165
Less current maturities	(1,732)	(1,970)
Less long-term debt classified as current	(129,900)	—

Long-term debt	$77,550	$197,195
     On March 22, 2005, the Company entered into a new $220 million secured credit agreement (the “Credit Agreement”) provided by a syndicate of financial institutions, replacing its previously existing $120 million credit facility (the “Retired Credit Facility”). The new financing included a $25 million revolving credit facility maturing March 2011 priced, at the Company’s discretion, at either the London Inter-bank Offered Rate (“LIBOR”) plus a spread of 2.75% or the prime interest rate plus a spread of 0.75%, a $120 million senior secured term loan (the “Senior Term Loan”) priced at LIBOR plus a spread of 2.75% maturing September 2011 and a $75 million junior secured term loan (the “Junior Term Loan”) priced at LIBOR plus a spread of 7.25% maturing in March 2012. Borrowings under the Credit Agreement were used to repay the Company’s then existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used on April 8, 2005 to pay a special one-time dividend of $103.2 million ($12.50 per share) to the Company’s shareholders and to pay approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options. In conjunction with the pay-off of the Company’s Retired Credit Facility in the first quarter of 2005, the Company wrote-off approximately $3.8 million of deferred financing costs related to the Retired Credit Facility. Additionally in 2005, the Company expensed approximately $0.6 million of costs associated with a financing effort that was not consummated.
     On June 6, 2005, the Company entered into an interest rate swap contract with a notional amount of $125 million to effectively fix the interest rate on a portion of its floating rate debt. This contract had the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap was to expire on June 6, 2008. On May 16, 2006, the Company terminated this swap realizing $3.4 million upon termination, and concurrently entered into a new swap that also terminates on June 6, 2008. The $3.4 million is being amortized monthly as an offset to interest expense over the life of the original swap. Cash flows from the termination of this interest rate swap are classified as financing activities, the same category as the cash flows from the items being hedged. The new contract, which has substantially identical terms as the terminated contract, has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 5.265%, plus the applicable spread. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment and the remaining term of the interest rate swap agreement. The fair value of the interest rate swap outstanding at September 30, 2006 was a long-term liability of approximately $0.5 million, and the change in fair value was recorded as part of other comprehensive income, net of income taxes (see also Note 4, Comprehensive Income (Loss); Note 7, Capital Structure; and Note 8, Derivative Instruments and Hedging Activities).

      In October 2006, the Company amended its senior secured term loan and revolving credit facility agreement to waive September 30, 2006 financial covenants, impose monthly minimum EBITDA requirements for October 2006 and November 2006, increase applicable borrowing spreads beginning November 1, 2006, and require us to maintain availability under our credit facilities of at least $3.0 million. The amendment allows the Company to prepay its junior credit facility subject to certain provisions. In addition, the amendment requires the Company to retain a financial advisor to examine its financial forecast and its performance relative to its peers. The Company is currently negotiating with the senior secured lenders to amend certain financial covenants through the remainder of the loan term. While the Company believes it will be successful in negotiating acceptable financial covenants, it can make no such guarantee. Without an amendment to the covenants, the Company’s projections indicate that it would not be able to comply with the current covenants for the remainder of 2006 and throughout 2007. Failure to comply with covenants contained in the Company’s senior secured credit agreement, if not waived or amended, would result in a default under the agreement. Under an event of default, the lender may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations immediately due and payable, or (c) terminate future advances. Any default under the Company’s senior secured credit agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company. The Company classified all of its senior secured debt as a current liability as of September 30, 2006 as a result of the potential for the acceleration of the loans outstanding under the senior secured term loan in the event that the Company is unable to obtain an amendment to the current covenants.
      In October 2006, the Company amended its junior secured term loan agreement to waive September 30, 2006 financial covenants, increase the applicable borrowing spread from 7.25% to 9.00%, amend certain covenant ratios, restrict certain of our expenditures subject to maintaining certain financial ratios, and pay a fee. The Company is in full compliance with this loan agreement, and its projections indicate that it is probable the Company will remain in compliance for the remainder of 2006 and throughout 2007. Accordingly, the Company has classified this obligation as a long-term liability.

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
     Effective January 1, 2005, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including stock options, to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative. The Company adopted this statement based on the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company recognized stock-based expense of $53,000 during the first six months of 2005, prior to the Company’s agreement to cancel all outstanding stock options (discussed below), which resulted in expensing the remaining unrecognized compensation of $408,000. For the first nine months of 2006, the Company recognized share-based expense of $284,000 in connection with the granting of stock options as discussed below.
     On January 31, 2005, the Company agreed to cancel certain outstanding stock options of Anthony F. Bova, its then President and Chief Executive Officer, which would have otherwise expired on that date. In exchange for the cancellation of his 350,000 stock options, Mr. Bova received a cash payment of approximately $2.4 million on April 8, 2005. The purpose of this option cancellation agreement was to provide Mr. Bova with a payment similar to the one-time dividend he would otherwise have received on that date on the shares issuable upon the exercise of the options cancelled.
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
     On March 15, 2005, the shareholders of the Company approved the amendment and restatement of its 2001 Stock Award Plan. The amended and restated Plan increased the number of shares available for grant from 500,000 to 865,000 and allows the granting of share-based awards other than stock options, such as stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property.
     In the first quarter of 2006, the Company granted stock options to certain key employees and directors. As of September 30, 2006, there was approximately $1.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. The Company expects to amortize this cost over a remaining weighted average period of 4.6 years. The cost does not include the impact of any future share-based compensation awards.

Note 7. Capital Structure
     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the nine months ended September 30, 2006 and 2005, zero shares and 84,392 shares, respectively, of Class B Common Stock were converted into Class A Common Stock.
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
     The following table summarizes changes in Shareholders’ Deficit during the nine months ended September 30, 2006:

					Accumulated
					Other
	Class A	Class B	Additional		Compre-	Total
	Common	Common	Paid-In	Accumulated	hensive	Shareholders’
(In thousands)	Stock	Stock	Capital	Deficit	Income	Deficit

Balance at January 1, 2006	$1	$—	$—	$(21,536)	$1,652	$(19,883)

Net (loss)	—	—	—	(964)	—	(964)
Change in fair value of derivatives, net of income tax benefit of $73	—	—	—	—	(143)	(143)
Share-based compensation	—	—	284	—	—	284

Balance at September 30, 2006	$1	$—	$284	$(22,500)	$1,509	$(20,706)

Note 8. Derivative Instruments and Hedging Activities
     All derivatives are recorded on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) the hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company has entered into an interest rate swap agreement that is classified as a cash flow hedge. Changes in the fair value of derivatives that are classified as a cash flow hedge are recorded in other comprehensive income until reclassified into earnings at the time of settlement of the hedged transaction.
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

Note 9. Segment Information
     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Nine Months Ended September 30, 2006
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$207,891	$94,000	$26,757	$—	$328,648
Operating income (loss)	8,135	5,389	(496)	—	13,028
Capital expenditures	4,268	2,086	1,498	342	8,194
Depreciation	3,953	3,472	895	885	9,205

Nine Months Ended September 30, 2005
	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$194,135	$88,144	$26,312	$—	$308,591
Operating income	10,911	7,040	2,333	—	20,284
Capital expenditures	7,644	2,767	992	798	12,201
Depreciation	3,648	3,430	934	732	8,744

Identifiable assets	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Corporate		Consolidated

At September 30, 2006	$145,929	$113,514	$47,559	$(69,024	)(1)	$237,978
At December 31, 2005	$150,079	$110,287	$49,235	$(70,689	)(1)	$238,912

(1)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Severance expense allocated to each operating segment was approximately $412,000, $160,000 and $83,000, respectively, for Plastic Films, Injection Molding, and Profile Extrusion.

Note 10. New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), with respect to Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“FAS 109”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
Note 11. Severance Expense
     On September 22, 2006, we announced the appointment of Earl W. Powell as Executive Chairman and Interim Chief Executive Officer as a result of the resignation of Anthony F. Bova, former CEO. In accordance with Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, in the third quarter of 2006, the Company recorded approximately $603,000 in severance expense and $151,000 for a non-compete agreement with Mr. Bova. The present value of both the severance and non-compete payments will be amortized over 15 months. The non-compete agreement will be amortized over a period of 15 months. As of September 30, 2006, the unpaid portion of Mr. Bova’s severance of approximately $756,000 is included in accrued expenses in the accompanying consolidated interim balance sheet. As of September 30, 2006, the unamortized portion of Mr. Bova’s non-compete agreement of approximately $141,000 is included in other assets in the accompanying consolidated interim balance sheet. In addition, the Company recorded approximately $52,000 of additional severance expense in the third quarter of 2006. In the second quarter of 2006, the Company recorded approximately $297,000 in severance expense due to the resignation of John A. Geary, former Senior Vice President and General Manager of our Molded Products Group.

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

     Selected income statement data for the quarterly periods ended March 31, 2005 through September 30, 2006 are as follows:

	2006			2005
(In millions)	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1

PLASTIC FILMS VOLUME	69.3	69.3	60.1	284.0	74.0	75.3	65.8	68.9
(In pounds)

NET SALES
Plastic Films	$71.1	$68.7	$68.1	$272.9	$78.8	$66.0	$62.4	$65.7
Injection Molding	29.2	32.6	32.2	116.1	27.9	32.0	30.1	26.1
Profile Extrusion	8.0	9.3	9.5	35.3	9.0	8.6	9.1	8.6

Total	$108.3	$110.6	$109.8	$424.3	$115.7	$106.6	$101.6	$100.4

GROSS MARGIN
Plastic Films	11%	11%	13%	15%	15%	15%	15%	14%
Injection Molding	12%	13%	16%	16%	16%	16%	17%	13%
Profile Extrusion	1%	14%	8%	19%	18%	16%	20%	20%

Total	10%	12%	13%	15%	16%	15%	16%	14%

OPERATING MARGIN
Plastic Films	3%	4%	5%	6%	7%	6%	6%	4%
Injection Molding	4%	5%	8%	8%	10%	9%	10%	5%
Profile Extrusion	-11%	4%	0%	8%	5%	6%	10%	11%

Total	2%	4%	5%	7%	8%	7%	8%	5%
Results of Operations
Net Sales
     Net sales for the quarter and nine months ended September 30, 2006 were $108.3 million and $328.6 million, respectively, compared to $106.6 million and $308.6 million, respectively, for the comparable periods in 2005.
     Net sales for the Plastic Films segment increased 8% to $71.1 million for the third quarter of 2006 compared with $66.0 million for the third quarter of 2005. Net sales for the nine months ended September 30, 2006 increased 7% to $207.9 million compared to $194.1 million for the same period in 2005. These increases are primarily due to increased average selling prices, reflecting the pass-through of higher resin costs compared to the prior year. Sales volume (measured in pounds) decreased 8% and 5% for the third quarter and the nine months, respectively, in comparison to the prior year periods.
     Net sales for the Injection Molding segment for the quarter declined 9% but increased 7% for the nine months ended September 30, 2006, compared to the quarter and nine months ended September 30, 2005. Volume growth within the Injection Molding segment has been slowed by weakness in the housing market.
     Net sales for the Profile Extrusion segment for the quarter declined 7% but increased 2% for the nine months ended September 30, 2006, compared to the quarter and nine months ended September 30, 2005. The slow down is primarily due to weakness in the recreational vehicle market and continued operating inefficiencies in our Elkhart, Indiana facilities.

Gross Margin and Operating Margin
     Gross margin decreased to 10% and 12% for the quarter and nine months ended September 30, 2006 compared to 15% for both periods, respectively, in 2005. Operating margins were 2% and 4% for the quarter and nine months ended September 30, 2006 compared to 7% for both periods, respectively, in 2005. Operating expenses for the quarter and nine months ended September 30, 2006 include severance expenses of $0.7 million and $1.0 million, respectively. Operating expenses for the nine months ended September 30, 2005 include $0.6 million of costs associated with a financing effort that was not consummated during the first quarter of 2005 and $0.5 million of compensation expense relating to the cancellation of stock options, also in the first quarter of 2005.
     In the Plastic Films segment, gross margin and operating margin were 11% and 3%, respectively, for the quarter ended September 30, 2006 compared with 15% and 6%, respectively, for the same period in the 2005. For the nine months ended September 30, 2006, gross margin and operating margin were 12% and 4%, respectively, compared to 15% and 6%, respectively, for the comparable periods in 2005. During the first nine months of 2006, our volume shipped was down 5% year-over-year as we saw a continuing weakness in order rates as inventory levels were reduced throughout the distribution channel.
     In the Injection Molding segment, gross margin was 12% and 16% for the quarters ended September 30, 2006 and 2005, respectively, and operating margin decreased to 4% for the quarter ended September 30, 2006 compared to 9% for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, gross margin and operating margin were 14% and 6%, respectively, compared to 16% and 8%, respectively, for the comparable periods in 2005. The downturn in the housing sector, in both new home construction and remodeling markets, has resulted in a weakening of order rates from both our OEM (Original Equipment Manufacturer) appliance and building products customers.
     In the Profile Extrusion segment, gross margin and operating margin decreased to 1% and -11%, respectively, for the quarter ended September 30, 2006, from 16% and 6%, respectively, for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, gross margin and operating margin declined to 8% and -2%, respectively, from 19% and 9%, respectively, for the same period of 2005. These declines were due to weakness in recreational vehicle demand and operational inefficiencies in our Elkhart, Indiana facilities.
Selling, General, and Administrative Expense
     Selling, general, and administrative expenses decreased to $8.8 million for the quarter ended September 30, 2006, including severance charges of $0.7 million, from $9.0 million for the quarter ended September 30, 2005, and decreased to $26.0 million for the nine months ended September 30, 2006, including $1.0 million in severance charges, compared to $26.7 million in the prior year including $0.6 million of costs associated with a financing effort that was not consummated. Selling, general and administrative costs as a percentage of net sales were 8% for the quarter and nine months ended September 30, 2006 compared to 8% for the quarter and 9% for the nine months ended September 30, 2005.
Net Interest Expense and Unamortized Deferred Financing Cost
     Net interest expense for the quarter and nine months ended September 30, 2006 increased to $5.1 million and $14.7 million, respectively, compared to $4.5 million and $10.3 million, respectively, for the same periods in 2005. The increases were primarily due to higher average outstanding borrowings under our new $220.0 million credit facility and higher average interest rates on borrowings outstanding. Unamortized deferred financing costs written off during the first quarter of 2005 were $3.8 million as a result of replacing our previously existing credit facility of $120.0 million with our new $220.0 million credit facility in March 2005.
Operating and Net (Loss) Income
     As a result of the factors described above, operating income decreased to $2.3 million, 2% of net sales, during the quarter ended September 30, 2006, compared with $7.4 million, 7% of net sales, for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, operating income decreased to $13.0 million, 4% of net sales, compared to $20.3 million, 7% of net sales, for the nine months ended September 30, 2005.
     Net (loss) income and basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net (loss) income	$(1,754)	$1,946	$(964)	$4,059

(Loss) earnings per share – basic	$(0.21)	$0.24	$(0.12)	$0.50
(Loss) earnings per share – diluted	$(0.21)	$0.24	$(0.12)	$0.50
Liquidity and Capital Resources
     At September 30, 2006, we had $47 thousand in cash and cash equivalents, $209.2 million of outstanding indebtedness, and an additional $10.6 million of unused availability, net of outstanding letters of credit of approximately $1.6 million, under our new $220.0 million secured financing credit facility entered into on March 22, 2005. The new financing includes a $25.0 million revolving credit facility maturing March 2011, a $120.0 million senior secured term loan facility maturing September 2011 and a $75.0 million junior secured term loan facility maturing March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility.
     Proceeds from the new financing facility were used to repay previously existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. In connection with the cancellation of our previous credit facility, we wrote-off approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, we expensed approximately $0.6 million of costs associated with a financing effort that was not consummated. Furthermore, on March 22, 2005, our Board of Directors declared a special one-time cash dividend of $12.50 per common share, which was paid on April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from our new credit facility. Along with the special dividend payment, we paid approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options. As a result of the option cancellations, we recorded compensation expense in the amount of $408,000 during the first quarter of 2005 in accordance with the provision of FAS 123R, which we adopted on January 1, 2005.
     In October 2006, we amended our senior secured term loan and revolving credit facility agreement to waive September 30, 2006 financial covenants, impose monthly minimum EBITDA requirements for October 2006 and November 2006, increase applicable borrowing spreads beginning November 1, 2006, and require us to maintain availability under our credit facilities of at least $3.0 million. The amendment allows us to prepay our junior credit facility subject to certain provisions. In addition, the amendment requires us to retain a financial advisor to examine our financial forecast and our performance relative to our peers. We are currently negotiating with the senior secured lenders to amend certain financial covenants through the remainder of the loan term. While we believe we will be successful in negotiating acceptable financial covenants, we can make no such guarantee. Without an amendment to the covenants, our projections indicate that we would not be able to comply with the current covenants for the remainder of 2006 throughout 2007. Failure to comply with covenants contained in our senior secured credit agreement, if not waived or amended, would result in a default under the agreement. Under an event of default, the lender may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations immediately due and payable, or (c) terminate future advances. Any default under our senior secured credit agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on us. We classified all of our senior secured debt as a current liability as of September 30, 2006 as a result of the potential for the acceleration of the loans outstanding under the senior secured term loan in the event that we are unable to obtain an amendment to the current covenants.
     In October 2006, we amended our junior secured term loan agreement to waive September 30, 2006 financial covenants, increase the applicable borrowing spread from 7.25% to 9.00%, amend certain covenant ratios, restrict certain of our expenditures subject to maintaining certain financial ratios, and pay a fee. We are in full compliance with this loan agreement, and our projections indicate that it is probable we will remain in compliance for the remainder of 2006 and throughout 2007. Accordingly, we have classified this obligation as a long-term liability.
     Our principal needs for liquidity, on both a short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Presently, we do not have any material commitments for future capital expenditures.
     Our high debt level and our continuing ability to comply with debt covenants present substantial risks and could have negative consequences. For example, it could (1) require us to dedicate all or a substantial portion of our cash flow from operations to debt service, limiting the availability of cash for other purposes; (2) increase our vulnerability to adverse general economic conditions by making it more difficult to maintain compliance with our debt covenants or to borrow additional funds to maintain our operations if we suffer shortfalls in net sales; (3) hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade equipment or facilities; and (4) limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.
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
Cash Flows from Operating Activities
     Net cash used for operating activities was $5.2 million for the nine months ended September 30, 2006, compared to $3.8 million for the nine months ended September 30, 2005. The use of operating cash flow during 2006 resulted primarily from higher working capital requirements, comprised of a reduction in accounts payable and accrued expenses of $10.9 million, an increase in other assets and liabilities of $1.6 million, an increase in other current assets of $0.6 million, an increase in accounts receivable of $0.7 million, amortization of $0.7 million for a redeemed swap, and an increase in inventory of $0.2 million, and, partially offset by $9.2 million in depreciation and $0.7 million of loan fee amortization. The use of operating cash flow during the same period in 2005 was attributable to an increase in accounts receivable of $10.6 million, a decrease of $6.1 million in accounts payable and accrued expenses, an increase in inventories of $2.9 million, and an increase of other current assets of $2.7 million, partially offset by depreciation of $8.7 million, other amortization of $4.4 million, an unconsummated finance charge of $0.6 million, and $0.5 million share-based compensation expense.
Cash Flows from Investing Activities
     Net cash used for investing activities decreased to $8.2 million for the nine months ended September 30, 2006, compared to $12.2 million for the nine months ended September 30, 2005 as a result of decreased capital expenditures, net of proceeds from asset dispositions, between the periods.

Cash Flows from Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2006 was $13.3 million, compared with net cash provided of $16.4 million for the nine months ended September 30, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 resulted primarily from net borrowings of $11.6 million under our revolving credit facility and proceeds of $3.4 million from the swap redemption, offset by $1.2 million of repayments under term loans, $0.4 million in repayments of bonds, and $0.1 million in financing costs associated with credit agreements. Net cash provided by financing activities for the first nine months of 2005 reflect net borrowings of $207.9 million under our new credit agreement, a $3.7 million income tax benefit due to the exercise of employee stock options, $2.5 million in proceeds from the exercise of stock options and the receipt of approximately $0.5 million in repayments of shareholder notes. These amounts were offset by a $103.2 million payment of a one-time special dividend to shareholders on April 8, 2005, net repayments of $87.7 million on our retired credit facility, and $6.7 million of financing costs associated with our credit agreements.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), with respect to Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“FAS 109”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our consolidated financial statements of adopting FIN 48.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact on our consolidated financial statements of adopting SAB 108.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS 157.
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
     On March 22, 2005, the Company replaced its existing credit facility with a new credit agreement resulting in variable rate debt outstanding at September 30, 2006. Currently, the Company has an interest rate swap agreement which matures in June 2008 that has the effect of converting $125 million of the Company’s floating rate debt to a fixed rate. The Company has designated this interest rate swap agreement as a cash flow hedge (see also Note 5. Debt and Note 8. Derivative Instruments and Hedging Activities). The Company uses interest rate swap agreements to manage its exposure of interest rate changes on the Company’s variable rate debt. For each $10.0 million of variable rate debt outstanding, a 25 basis point increase or decrease in the level of interest rates (primarily LIBOR) would, respectively, increase or decrease annual interest expense by approximately $25,000.
     There have been no other significant changes with respect to market risks related to the Company since December 31, 2005.
Item 4. Controls and Procedures
     Our Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Interim CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly effect these controls.

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

ATLANTIS PLASTICS, INC.
Date: November 14, 2006	By:	/s/ V.M Philbrook
V.M. PHILBROOK
President and Chief Operating Officer

Date: November 14, 2006	By:	/s/ Paul G. Saari
PAUL G. SAARI
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.