Form 10-K
period 2006-12-31
ATLANTIS PLASTICS INC
filed 2007-04-06
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
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
     The aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant on June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,577,584. For purposes of this computation, all executive officers, directors, and greater than 5% beneficial owners of the Class A Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers, or greater than 5% beneficial owners are, in fact, affiliates of the registrant.
     The number of shares of Class A Common Stock, $.0001 par value, and Class B Common Stock, $.0001 par value, of the registrant outstanding as of February 28, 2007 was 6,141,009 and 2,114,814, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the following document have been incorporated by reference into the parts indicated: The registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report — Part III (Items 10-14).

ATLANTIS PLASTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2006

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
     Plastic Films, which accounted for approximately 64% of our net sales in 2006, is a leading manufacturer of specialty plastic films. The Plastic Films segment is comprised of three operating divisions: (1) Stretch Films, (2) Custom Films and (3) Institutional Products. Stretch Films produces high quality, monolayer and multilayer plastic films used to cover, package and protect products for storage and transportation applications. We are one of the largest producers of stretch films in the United States. Custom Films produces a wide variety of specialized monolayer and multilayer plastic films used as substrates in multilayer laminations for retail packaging, foam padding for carpet and automotive applications, medical applications, protective masking for acrylic sheet goods, industrial packaging and an array of other highly specialized applications. Institutional Products converts custom films into disposable products such as table covers, gloves and aprons, which are used primarily in institutional food service.
     Injection Molding, which accounted for approximately 28% of our net sales in 2006, is a leading manufacturer of both custom and proprietary injection molded products that are sold primarily to original equipment manufacturers (OEMs) in the home appliance, power tool, automotive parts, recreational vehicle and construction industries. Injection Molding also manufactures a line of proprietary plastic “cedar shake” siding panels for the home building industry and residential replacement market under the Cedarway® trade name.
     Profile Extrusion, which accounted for approximately 8% of our net sales in 2006, is a manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances. We are one of the leading manufacturers of custom extruded plastic products for recreational vehicles.
Industry Overview
     Plastic Films. We participate in the flexible plastic films industry, which generated approximately 16.8 billion pounds in 2006, according to a 2007 industry report from The Freedonia Group. According to the Flexible Packaging Association 2006 State of the Industry Report, the total revenue of the flexible packaging industry will grow from $21.8 billion in 2005 to $22.5 billion in 2006. The flexible plastic films industry is populated by a few large film manufacturers and many smaller producers. Smaller competitors tend to focus on geographic areas to minimize transportation costs and specialize on a few products for niche markets. Growth in flexible plastic films is driven primarily by the increased use of plastic films in flexible packaging because of performance and cost advantages over competing packaging technologies.
     Within the plastic films industry, we manufacture monolayer and multilayer linear low density polyethylene (LLDPE) stretch films and custom films made from a wide variety of polymers and co-polymers of ethylene and propylene. According to The Freedonia Group, 2006 demand for stretch film was 1.4 to 1.6 billion pounds with growth forecast at 5% per year driven by a favorable outlook for industrial activity, as well as heightened needs for the protection of goods during warehousing and distribution as mass retailers increase their dominance in the retail sector. Custom Films, sometimes referred to as engineered films, are required in most segments of the $21.8 billion flexible packaging industry, which includes applications in food, medical and pharmaceutical, industrial and consumer products.
     Injection Molding. Injection molding is among the most widely utilized industrial plastic processes, generating market demand of approximately $30.2 billion in revenue in 2006 according to Plastics News. The injection molding industry is highly fragmented with an emphasis on regional markets. Growth in injection molding is expected to be driven by the increased usage of plastic components for consumer products, appliances, automobiles, computers, medical devices and other applications.
     Profile Extrusion. Much like the injection molding industry, the profile extrusion industry is highly fragmented with an emphasis on regional markets. Growth in the profile extrusion industry is expected to be driven primarily by the trend toward outsourcing by OEMs.
Our Business Strategies
     Increase Market Penetration. While many of our product lines hold leading positions in their market segments, we believe substantial opportunities exist to expand our customer base and deepen penetration in our chosen markets. An example lies in the marketing of our Cedarway® specialty siding product. Significant opportunity can be realized in this high growth market segment via more widespread distribution. In Stretch Films, we are well represented throughout the United States, Canada and Mexico through major national distributors, as well as via regional distribution channels where appropriate. We also believe we can increase market penetration and deepen our current customer relationships through the co-development of low cost, high quality component parts in our Injection Molding segment. Additionally, we plan to increase our share of the recreational vehicle and manufactured housing markets by enhancing our position as a low cost provider, providing world-class customer service and introducing new proprietary products.
     Expand Product Offerings. Additionally, we are focused on increasing sales to new and existing customers by continuously improving existing products and expanding our product offerings through innovation. We have established a solid track record of new product development, and we intend to continue our successful product development efforts across all of our businesses. For example, we are successfully expanding our customer base in our Plastic Films segment through the introduction of customized film structures to packaging converters serving the recession-resistant food industry. We plan to dedicate focused resources to expand the higher value-added portions of our Injection Molding product portfolio, where we believe there is an excellent opportunity to increase net sales and improve overall margin. We also expect to introduce new proprietary products in our Profile Extrusion segment, including continuing expansion of extruded accessories for the specialty siding industry. We have completed a transition to a direct sales force in this business, away from a manufacturers’ representative structure. Since the introduction of our “cedar shake” products in 2000, net sales from building products have grown from $0.7 million in 2000 to $25.6 million in 2006.
     Maximize Operating Efficiencies. We continually seek to improve our operating efficiencies by reducing costs, increasing our recovery rates and maintaining operational flexibility. In order to achieve this goal, we will continue to make prudent investments in our operations and people. For example, we intend to continue to achieve cost savings in our Plastic Films segment through further reduction of materials usage and labor through the use of statistical process improvement methods in our current manufacturing facilities. Additionally, we look to increase manufacturing efficiencies and profitability in our Injection Molding segment through the further use of robotics, streamlining materials flow and by focusing on waste reduction. We have effectively used an external manufacturing consultant to identify cost savings opportunities and efficiency improvements in our Elkhart, Indiana complex, and we are investigating similar opportunities in our Injection Molding facilities.
     Pursue Acquisitions at Reasonable Valuations. We have experience in completing acquisitions and integrating them into our existing businesses. We will continue to seek acquisition candidates at reasonable valuations and integrate them into our existing operations.
Products
     Stretch Films. We are one of the largest producers of stretch films in the United States. We manufacture both monolayer and multilayer stretch films used primarily to wrap pallets of industrial and commercial goods for shipping or storage. Secondary markets for stretch film products include the bundling of non-palletized products such as carpet rolls, construction materials, furniture and paper. Stretch films are typically produced using linear low density polyethylene resins and other materials, and are manufactured using both blown and cast extrusion processes to meet rigid customer specifications. We have over 400 SKU’s in the machine wrap and hand wrap segment. We are one of the two original producers of stretch films and, as a result, our Linear branded products enjoy considerable brand equity. Our product offerings include our highly successful Advantage stretch film line, which incorporates three stretch films types, and is marketed under the Linear brand product family.
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
     Custom Films. We produce single and multilayer blown, cast and embossed films made from a wide variety of polymers and co-polymers of ethylene, including low density and linear low density polyethylene. These custom engineered and specialty films serve the coating, lamination, medical, automotive, textile, carpeting, furniture, manufacturing and food packaging industries. Custom Films maintains over 1,000 film recipes utilizing different combinations of resins, colors, and specialized additives in a broad range of film widths, thicknesses, and roll configurations. The following are among the division’s largest volume market segments:
•	Flexible Packaging Converter Films. Films engineered for converted flexible packaging are marketed under the Proflex tm brand and used in laminated applications as sealant layers, barrier layers and/or as a print carrier for graphics in stand-up pouches and similar value added packaging. Proflex tm films can also be used in an unsupported format, plain or printed, for the manufacture of bags or wrapping of foods and consumer goods such as bakery or towel and tissue items.

•	Masking Films. Masking films are used to protect the surface of materials such as acrylic or polycarbonate sheet, glass and metal during transportation, storage, fabrication and installation. These films incorporate a scratch, abrasion and gouge resistant layer on one side and a heat activated adhesive layer on the other, to bind the film to the final product’s surface and allow removal to expose a pristine product surface once an item is finished.

•	Foam Lamination and Adhesive Films. Foam lamination films are designed to be a carrier web and become an integral structural component of carpet pad foam and automotive trim components. Adhesive films act as a heat activated bonding layer between two substrates or sheets made from diverse materials including applications such as structural panels used in semi-trailer construction and similar items.

•	Non-Woven Lamination Films. These films adhere to non-woven substrates and become a functional part of the finished product. Applications include dental bibs, surgical drapings, other medical related products and absorbent tray pads used in meat packaging.

•	Carpet, Furniture and Textile Packaging Films. This category includes a number of high strength, wide web films and protective bags used for wrapping textiles and packaging large format items like mattresses and furniture.

•	Embossed Films. Embossed films are used in the manufacture of personal care items, disposable protective clothing and table cloths, and for carrier or release films used in the production of rubber, composite aerospace materials and molding compounds as a separation medium.
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
     Injection Molding. We produce custom thermoplastic components for small and large appliances, including refrigerators, air conditioners, dehumidifiers and dishwashers. The division also manufactures products for the power tool, recreational vehicle, automotive and building products markets. Injection Molding manufactures a proprietary line of cedar replica building panels for siding applications in residential and commercial construction markets. The line includes a “cedar shake” panel for siding applications sold under the Cedarway® brand name and proprietary “half-round” accent panels. These products provide a maintenance free, cost effective, easy-to-install, long lasting alternative to wood, vinyl and aluminum siding products.
     Profile Extrusion. We are a major manufacturer and marketer of profile extruded and injection molded components for the recreational vehicle market based in Elkhart, Indiana. Additionally, significant capital investment has allowed us to grow our portfolio of building product related offerings. In addition to certain building products produced by our Injection Molding division, Profile Extrusion offerings also include building products accessories such as: 1) double-utility trim, 2) PLY-J tm flexible “J” channel siding trim, 3) Flex-Flash flexible drip edge flashing products, and 4) a fluted outside corner which is an extruded building component used primarily in the remodeling industry.
Sales and Marketing
     Stretch Films. Under the Linear brand name, we sell stretch film from stock nationally to approximately 400 distributors of industrial packaging and directly to several large end users. More than 90% of our stretch film volume is sold to distributors through our direct sales organization. During the fourth quarter of 2006, we revised our national accounts approach and increased human resources in this area.
     Custom Films. We market specialty custom films predominantly via direct sale to end users, with a majority of the division’s sales completed on an order-by-order basis, as opposed to an inventory stocking basis. Our Custom Films’ sales and marketing personnel, which include a mix of product line experts and geographical representatives, work closely with our dedicated Custom Films technical group to develop specific solutions for a wide range of customer applications. The division is marketing its expanded co-extrusion production capabilities in an effort to further penetrate targeted markets.
     Institutional Products. This division sells primarily through a nation-wide broker network to numerous customers in the institutional food service, hospital and janitorial supply and party supply/retail store markets. Sales to both resellers and end market retailers are completed on an order-by-order basis.
     Injection Molding. This division maintains an in-house sales and engineering staff that assists in the design of products to customer specifications, designs molds to produce those products, and oversees the construction of necessary molds. Its “program management” concept promotes early involvement with customers’ engineers to assist with product and tooling design and the establishment of acceptable quality standards. Its Statistical Process Control (SPC) systems enable it to meet these established quality standards on a cost effective basis. We believe that our ability to offer SPC quality assurance, as well as value-added secondary operations such as hot stamping, silk screening and assembly provide us with a competitive advantage in selling to national accounts. In-house personnel generate the majority of our sales. Independent sales representatives, calling primarily on industrial customers in the Midwest, account for the balance. Building products sales are conducted through our direct sales force.
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
Manufacturing and Raw Materials
     Stretch Films. We manufacture our stretch film products utilizing cast and blown, mono and co-extrusion technology in three facilities, located in Tulsa, Oklahoma; Nicholasville, Kentucky; and Fontana, California. We purchase several types of low density and linear low density resins and other materials to manufacture our stretch film products. We installed in 2006 in Tulsa, Oklahoma a state-of-the-art blown film line to augment our capabilities in value added specialty films. We continue to spend capital to upgrade controls and winders, for instance, to ensure a continued supply of very high quality Linear stretch films.
     Custom Films. Custom films products are manufactured in Mankato, Minnesota and Cartersville, Georgia. Production capabilities include monolayer and multilayer co-extruded blown, cast and embossed films. Our cast films may contain as many as seven individual layers, while our blown films may be configured with up to five layers, each layer serving a specific purpose and potentially made from different resin ingredients. Primary ingredients for these films include several types of low density, linear low density polyethylene and polypropylene materials, and encompass many co-polymers of ethylene and propylene, as well as many specialty additives and pigments. We commissioned a new 5-layer W&H blown film line in our Cartersville, Georgia plant in late fourth quarter of 2006, and will start up a new 7-layer W&H blown film line in our Mankato, Minnesota plant during the first quarter of 2007.
     Institutional Products. This division sources film manufactured by Custom Films and converts the film into disposable poly gloves, bibs, aprons and table covers at its manufacturing facility in Mankato, Minnesota. Institutional Products is predominantly an automated converting facility that enjoys a low cost manufacturing position. The division holds a competitive advantage through vertical integration with base film supplied from Custom Films’ Mankato, Minnesota operation. The division also imports products, predominantly gloves, from Asia.
     Injection Molding. We operate molding presses ranging from 30 to 1,000 tons of clamping force and related secondary equipment at seven plants located in Henderson, Kentucky; Ft. Smith, Arkansas; Warren, Ohio; LaVergne, Tennessee; Jackson, Tennessee; Alamo, Texas; and Elkhart, Indiana. The variety of equipment configurations and plant locations enables us to fulfill customer requirements, including multiple components, various press sizes and secondary operations.
     Our injection molding customers generally place orders for products based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to twelve months. We believe that the relatively long production cycles for our customers make these estimates reliable. See Item 1, “Business — Backlog.”
     A wide variety of materials, such as acrylonitrile butadiene styrene (ABS), polystyrene, polyethylene, polycarbonate and nylon are used in the manufacturing process.
     Profile Extrusion. We manufacture our extruded plastic parts at our two facilities located in Elkhart, Indiana. Five basic types of compound materials are used in the manufacturing process. These materials are polyvinyl chloride in both rigid and flexible forms, polyethylene, polypropylene and thermoplastic rubber.
     Raw Materials. The raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene, polypropylene and polyvinyl chloride. We select our suppliers on the basis of quality, price, technical support and service. We have contracts with resin manufacturers that allow us to achieve what we believe to be the best combination of price, resin availability and new product development support. We believe our relationships with our resin suppliers are good. We do not hedge the purchase of our raw materials, though we do manage our resin inventory levels with a view toward the expected direction of resin prices. Virtually all of our plastic resin supplies are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, to date, including as recently as the hurricane season of 2005, we have not experienced any such shortages. We believe that there are adequate sources available to meet our raw material needs.
     We use over 300 million pounds of plastic resins annually. We believe that our large volume purchases of plastic resin have generally resulted in lower net raw material costs and enabled us to obtain shipments of raw materials even in periods of short supply. All major resin sourcing initiatives are conducted centrally, to maximize our volume purchasing leverage.
     The primary plastic resins we use are produced from petrochemical feedstock mostly derived from natural gas liquids. Based on the supply and demand cycles in the petrochemical industry, substantial cyclical price fluctuations can occur. Consequently, plastic resin prices often fluctuate, and such prices fluctuated significantly during 1999 through 2006. See Item

1A, “Risk Factors.” Our financial performance is dependent on raw material prices and our ability to pass on price increases to customers.
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
     Injection Molding competes in a highly fragmented segment of the plastics industry, with a large number of regional manufacturers competing on the basis of customer service (including timely delivery and engineering/design capabilities), quality and price. We believe that our custom injection molding business successfully competes based on its ability to offer extensive customer service, manufacturing efficiencies, and a wide range of production capabilities. Our proprietary building products business competes with large and well established suppliers to the industry and on the basis of product differentiation and service. Our cedar replica siding is recognized as having the most authentic appearance and is offered in the broadest array of colors in the industry.
     Profile Extrusion competes regionally with a number of smaller extruders that focus on specialized niche markets. Competition is driven primarily by price, quality, and service levels. We believe that Profile Extrusion successfully competes based on its high service levels, strong production capabilities, and broad geographic reach. In 2006, we made senior management changes with our Profile Extrusion division and retained a consultant to assist in developing an operational improvement plan to reduce fixed costs and scrap rates and increase productivity and utilization rates through improved manufacturing practices.
Backlog
     Our total backlog at December 31, 2006 was approximately $23.3 million, compared with approximately $43.0 million at December 31, 2005. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog, such as price changes, which lead to customer inventory order adjustments.
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
     Additionally, we have adopted a written Code of Ethics that applies to our principal executive officer and senior financial officers. This Code of Ethics is available free of charge through the “Corporate Governance” link on our website (www.atlantisplastics.com). In addition, we have a Code of Conduct applicable to all employees.
     On March 23, 2007, we received notification from NASDAQ that for the last 30 consecutive trading days, our Class A Common Stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $15,000,000 as required for continued inclusion on NASDAQ by Marketplace Rule 4450(b)(3) (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(e)(1), we will be provided 90 calendar days, or until June 21, 2007, to regain compliance. If, at anytime before June 21, 2007, the MVPHS of the our Class A Common Stock is $15,000,000 or more for 10 consecutive trading days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with this Rule cannot be demonstrated by June 21, 2007, NASDAQ will provide written notification that our securities will be delisted.

Employees
     As of December 31, 2006, we employed 1,381 persons, compared with 1,461 persons at December 31, 2005. None of our employees are covered by collective bargaining agreements, and we believe that we have good relations with our employees.
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
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling future obligations.
     As of February 28, 2007 we had $213.8 million of outstanding indebtedness, approximately $0.3 million in cash and cash equivalents and an additional $4.5 million of unused availability under our credit facilities, net of outstanding letters of credit of $3.6 million and a minimum availability requirement under our credit facilities of $3.0 million.
     Our substantial indebtedness has negative consequences. For example, it:
•	increases our vulnerability to general adverse economic and industry conditions;

•	requires us to dedicate all or a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, including our ability to pursue attractive acquisition opportunities;

•	places us at a competitive disadvantage compared to our competitors that have less debt;

•	limits our ability to borrow additional funds; and

•	limits our ability to obtain favorable credit terms.
We may be unable to continue to satisfy the financial covenants in our credit agreements.
     Our credit agreements require us to satisfy certain financial covenants, generally based on EBITDA, including minimum EBITDA, minimum fixed charge ratio, and maximum leverage. Our credit agreements require us to measure our compliance with financial covenants each fiscal quarter. Although we are currently in compliance with such covenants, our continued ability to satisfy those covenants can be effected by events both within and beyond our control, and we may be unable to meet those covenants in future periods.
     From time to time we have amended or revised our financial covenants, and have also received waivers of covenant compliance under various loan arrangements. However, we may not continue to receive waivers from our lenders or be permitted to amend the financial covenants.
     A breach of any of the financial covenants or other terms of our debt could result in an event of default under our credit agreements. A default may, among other things, cause all amounts owed by us under the agreement to become due immediately. Any inability to obtain a waiver from our lenders could have a material adverse effect on our ability to service our indebtedness, pay our other obligations and continue as a going concern.
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
Sales to one of our customers accounted for 17.4% of our net sales in 2006, and the loss of sales to that customer could harm our business, financial condition and results of operations.
     Sales to Whirlpool Corporation accounted for 17.4% of our net sales in 2006. A significant reduction in Whirlpool’s volume, or the loss of Whirlpool as a customer, could have a material adverse effect on our business, financial condition and results of operations.
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
     In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Non-compliance could subject us to material liabilities, such as fines, damages, criminal or civil sanctions and remediation costs, or result in interruptions in our operations. We believe our operations are currently in substantial compliance with these laws and regulations. However, there can be no assurance that we have been or will be at all times in compliance with all of these requirements and that the resolution of these environmental matters will not have an adverse effect on our results of operations, financial condition and cash flows in any given period.
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
     As of December 31, 2006, Earl Powell, our Chairman of the Board, holds approximately 49.5% of our voting power, and is able to exert significant control over our affairs, including the election of a majority of our board, the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. His interests could conflict with those of our other shareholders.
We face significant exposure to difficulties in the housing sector.
     Approximately 40% of our sales are to sectors either directly or indirectly tied to the housing and remodeling markets. Products that we produce that are impacted by the economic health of the housing sector include injection molding appliance parts, carpet films, foam lamination films, building panels for siding applications, extruded components for windows and doors, and extruded accessories for the siding industry. The present downturn in the housing sector has negatively affected us, and a sustained downturn in this sector could have a material adverse effect on our business and results of operations.
We have identified a material weakness in the financial statement close and reporting process.
     Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective, due to the identification of a material weakness in the financial statement close and reporting process. This material weakness related to: our lack of comprehensive documentation of accounting policies and procedures, our inaccurate preparation and lack of review of reconciliations of certain significant account balances on a timely basis, and our lack of segregation of duties. Failure to adequately remediate this material weakness could result in a material misstatement of the annual or interim consolidated financial statements.
We may be unable to maintain our listing on the NASDAQ Global Market. Failure to maintain our listing could adversely affect our stock price, and the liquidity of our common stock would be seriously limited.
     Our common stock is currently traded on the NASDAQ Global Market. To continue to be listed on the NASDAQ Global Market, our stock must maintain a minimum market value as defined. Presently, we do not comply with this requirement. Our stock may be delisted from NASDAQ unless compliance is achieved, or the company is able to transfer our listing to the NASDAQ Capital Market by June 21, 2007. If our common stock is delisted from NASDAQ, it could reduce the liquidity of our common stock, decrease the market price of our common stock and negatively impact our ability to obtain additional capital.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Our headquarters consists of approximately 12,700 square feet of office space, with an annual lease payment of approximately $190,600.
     The following table describes the manufacturing facilities we own or lease as of December 31, 2006. Substantially all of the owned facilities are pledged as collateral for debt. We believe that our manufacturing facilities are adequate to meet current needs and increases in sales volume for the foreseeable future.

	Owned or	Building Area
Segment and Location	Leased	(square feet)

Plastic Films:
Stretch Films, Tulsa, Oklahoma	Owned	126,500
Stretch Films, Nicholasville, Kentucky	Owned	130,000
Stretch Films, Fontana, California	Leased	95,100
Custom Films, Mankato, Minnesota	Owned	140,000
Institutional Products, Mankato, Minnesota	Leased	65,000
Custom Films, Cartersville, Georgia	Leased	58,500

Injection Molding:
Injection Molding, Henderson, Kentucky	Owned	133,000
Injection Molding, Jackson, Tennessee	Owned	50,800
Injection Molding, Ft. Smith, Arkansas	Owned	135,000
Injection Molding, Warren, Ohio (60,400 owned, 25,000 leased)	Owned/Leased	85,400
Injection Molding, LaVergne, Tennessee	Leased	38,000
Injection Molding, Alamo, Texas	Leased	98,000
Injection Molding, Elkhart, Indiana	Leased	43,800

Profile Extrusion:
Profile Extrusion, Elkhart, Indiana	Owned	88,000
Profile Extrusion, Elkhart, Indiana	Leased	98,500
ITEM 3. LEGAL PROCEEDINGS
     From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation where the outcome is expected to have a material adverse effect on our consolidated financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Effective March 9, 2005, our Class A Common Stock is traded on The NASDAQ Stock Market and the Pacific Stock Exchange under the symbol “ATPL.” Prior to this date, our Class A Common Stock was traded on the American Stock Exchange (the “AMEX”) and the Pacific Stock Exchange under the symbol “AGH.” The following table sets forth the high and low sales prices for the Class A Common Stock on the AMEX (before March 9, 2005) and the NASDAQ (after March 9, 2005) for each quarter of the years 2006 and 2005:

	High	Low

2006
First Quarter	$10.85	$7.10
Second Quarter	$13.78	$8.66
Third Quarter	$9.26	$6.30
Fourth Quarter	$6.92	$3.03

2005
First Quarter	$26.30	$16.50
Second Quarter	$24.20	$5.36
Third Quarter	$10.50	$7.29
Fourth Quarter	$10.05	$6.79
     There is no public market for our Class B Common Stock. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.
     As of February 28, 2007, there were 129 holders of record of Class A Common Stock and 10 holders of record of Class B Common Stock.
     On March 23, 2007, we received notification from NASDAQ that for the last 30 consecutive trading days, our Class A Common Stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $15,000,000 as required for continued inclusion on NASDAQ by Marketplace Rule 4450(b)(3) (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(e)(1), we will be provided 90 calendar days, or until June 21, 2007, to regain compliance. If, at anytime before June 21, 2007, the MVPHS of the our Class A Common Stock is $15,000,000 or more for 10 consecutive trading days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with this Rule cannot be demonstrated by June 21, 2007, NASDAQ will provide written notification that our securities will be delisted.
Dividends
     On March 22, 2005, our Board of Directors declared a special, one-time cash dividend of $12.50 per Common share, which was paid on April 8, 2005, to stockholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by the proceeds from the new financing agreement entered into on March 22, 2005. See “Liquidity and Capital Resources.”

Performance Graph
     The following graph compares, for the five-year period ended on December 31, 2006, the cumulative total stockholder return on our Class A common stock against the cumulative total return of:
•	the Russell 2000 Index; and

•	a peer group consisting of us and three other publicly traded plastics companies that we have selected.
     The graph assumes $100 was invested on December 31, 2001 in our Class A common stock, the peer group, and the Russell 2000 Index, and the reinvestment of all dividends. The companies included in the peer group are AEP Industries Inc., Atlantis Plastics, Inc., Intertape Polymer Group, and Winpak Limited.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

Years Ended December 31,	2006	2005	2004	2003	2002

(in millions, except per share data)

Operating Data
Net sales	$418.7	$424.3	$347.8	$289.1	$248.6
Net (loss) income	(4.1)	6.7	11.5	8.2	2.4

Per Share Data
Net (loss) income:
Basic (loss) earnings per common share	($0.50)	$0.82	$1.49	$1.08	$0.31
Diluted (loss) earnings per common share	($0.50)	$0.81	$1.42	$1.06	$0.31
Cash dividends paid per common share	—	$12.50	—	—	—

Financial Data
Total assets	$226.9	$242.4	$213.3	$185.7	$175.6
Total debt	206.8	199.2	87.7	77.2	88.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Plastic Films, which accounted for approximately 64% of our net sales in 2006, is a leading manufacturer of specialty plastic films. Plastic Films is comprised of three operating divisions: Stretch Films, Custom Films and Institutional Products. Stretch Films produces high quality, multilayer plastic films that are used to cover, package and protect products for storage and transportation applications. We believe we are one of the largest producers of stretch films in the United States. Custom Films produces customized monolayer and multilayer specialty plastic films used as a substrate in multilayer laminates in foam padding for carpet, automotive and medical applications, and as industrial and protective packaging. Institutional Products converts custom films into disposable products such as table covers, gloves and aprons, which are used primarily in institutional food service.
     Injection Molding, which accounted for approximately 28% of our net sales in 2006, is a leading manufacturer of both custom and proprietary injection molded products. Injection Molding produces a number of custom injection molded components that are sold primarily to original equipment manufacturers in the home appliance, automotive parts, recreational vehicle and construction industries. Injection Molding also manufactures a line of proprietary plastic “cedar shake” siding panels for the home building industry and residential replacement market under the Cedarway® trade name.
     Profile Extrusion, which accounted for approximately 8% of our net sales in 2006, is a manufacturer of custom extruded plastic products, primarily for use in consumer and commercial products, including recreational vehicles, mobile homes, residential doors and windows, office furniture and appliances. We believe we are one of the leading manufacturers of custom extruded plastic products for recreational vehicles.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of these financial statements. The preparation of these financial statements also requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates, including those related to revenue recognition, intangible assets, reserves for excess, obsolete or unsaleable inventory, sales returns and allowances, bad debts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition and accounts receivable: We recognize revenue upon shipment of our products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. Our allowance for doubtful accounts is recorded based on specific review and analysis of customer account balances and historical trends. An allowance for sales returns is recorded based on management’s estimate of product returns, primarily based on historical trends. We perform ongoing credit assessments of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and any other relevant customer specific credit information. While historical credit losses have been within our expectations and assumptions from which the provisions established are not anticipated to change in the future, it is possible that future credit losses could be higher or lower.
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
Goodwill: We review goodwill and identifiable intangible assets for indications of impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the goodwill or identifiable intangible assets below their carrying value in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Although we currently believe that the estimates of each reporting unit’s fair value used in the evaluation of goodwill are reasonable, differences between actual and expected net sales, operating results, and cash flow could indicate these assets to be deemed impaired. If the carrying amount exceeds its fair market value, the potential for impairment exists, and we would be required to quantify and charge to earnings the write-down in value of such assets in accordance with SFAS 142. An impairment of goodwill could have a material adverse effect on our results of operations and financial position.
     Specifically, we have goodwill, which represents the excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses, of $54.6 million (net of accumulated amortization of $22.5 million) at December 31, 2006 and 2005. Based upon our analysis, we have determined there are no indicators of an impairment of goodwill as of December 31, 2006.
Self-Insurance: We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. Our reserve for health insurance claims incurred but not paid is based on historical claims information. In addition, we are self-insured for the majority of our workers’ compensation costs. We establish reserves for workers’ compensation claims utilizing insurance industry loss development factors, as well as specific estimates of settlement costs for individual claims. While we believe that our assumptions are appropriate and historical losses have been within our expectations and the provisions established, significant differences in actual experience or significant changes in assumptions could occur and have a material effect on our group health insurance and workers’ compensation costs.
     Net sales, gross profit, and operating income for each of our business segments, and our Plastic Films segment volume, were as follows (in thousands):

Years Ended December 31,	2006	2005	2004

Plastic Films (pounds)	257,005	284,019	273,562

Net Sales	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$266,879	64%	$273,006	64%	$222,221	64%
Injection Molding	118,893	28%	116,050	28%	99,899	29%
Profile Extrusion	32,895	8%	35,270	8%	25,682	7%

Total	$418,667	100%	$424,326	100%	$347,802	100%

Gross Profit	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$30,324	11%	$40,450	15%	$34,891	16%
Injection Molding	14,899	13%	18,117	16%	15,592	16%
Profile Extrusion	2,224	7%	6,583	19%	5,985	23%

Total	$47,447	11%	$65,150	15%	$56,468	16%

Operating Income (Loss)	Amount	% Net Sales	Amount	% Net Sales	Amount	% Net Sales

Plastic Films	$9,317	4%	$16,562	6%	$12,995	6%
Injection Molding	5,819	5%	9,715	8%	7,406	7%
Profile Extrusion	(1,402)	-4%	2,781	8%	3,358	13%

Total	$13,734	3%	$29,058	7%	$23,759	7%

Comparison of Years Ended December 31, 2006 and 2005
Net Sales
     Net sales decreased to $418.7 million overall in 2006, compared with $424.3 million in 2005, a 1% decline. Net sales for our Plastic Films segment decreased to $266.9 million in 2006, compared with $273.0 million in 2005, a 2% decline. This decrease was primarily the result of a 10% volume reduction offset by an 8% increase in average selling prices. Net sales for our Injection Molding segment increased to $118.9 million in 2006, compared with $116.1 million in 2005, a 2% increase. This increase was primarily the result of increases in average selling prices resulting from higher raw material costs. Net sales for our Profile Extrusion segment decreased to $32.9 million in 2006, compared with $35.3 million in 2005, a 7% decline. This decrease was primarily the result of continued weakness in the nation’s recreational vehicle and housing sectors.
Gross Profit
     In our Films segment, gross profit, as a percentage of net sales for 2006, declined to 11%, compared with 15% for 2005. This decrease was primarily the result of a 10% decrease in volume shipped with no offsetting reduction in the underlying direct cost base. In our Injection Molding segment, gross margin decreased to 13% in 2006 compared with 16% in 2005. This decrease was primarily the result of increasing raw material costs and margin reduction in our building products business. Our Profile Extrusion segment’s gross margin decreased to 7% in 2006 from 19% in 2005. This decrease was primarily the result of a significant weakness in the recreational vehicle sector and manufacturing inefficiencies in our Elkhart, Indiana facilities.
Selling, General and Administrative Expense
     Our selling, general and administrative (“SG&A”) expense decreased to $33.7 million in 2006, including severance charges of $1.2 million, compared with $36.1 million in 2005. This decrease was primarily the result of lower incentive compensation costs. Additionally, 2005 was negatively impacted by $0.5 million of non-cash compensation expense related to the cancellation of stock options and $0.6 million of cash costs associated with a financing effort that was not consummated. SG&A expenses as a percentage of net sales decreased slightly to 8% compared to 9% for 2005.
Net Interest Expense and Income Taxes
     Interest expense, net of interest income, increased to $20.2 million in 2006, compared with $18.8 million in 2005. This increase resulted from higher average borrowings and higher average interest rates on borrowings Additionally, net interest expense for 2005 includes a $3.8 million non-cash write-off of unamortized deferred financing costs on previously existing senior debt. See “Liquidity and Capital Resources” and Note 6 — Long-term debt.
     Our 2006 and 2005 effective income tax rate was 35% in both years. The 2006 and 2005 effective income tax rate differed from the applicable federal statutory rate primarily due to the effect of state income taxes. In addition, in 2005, we benefited from the enactment of the American Jobs Creation Act of 2004 that added the domestic production activities deduction, a tax benefit for certain domestic production activities.
(Loss) Income
     As a result of the factors described above, operating income decreased to $13.7 million, or 3% of net sales, in 2006, compared with $29.1 million, or 7% of net sales, in 2005. Net (loss) income and (loss) earnings per share amounts were as follows:

	2006	2005
Net (loss) income	($4.1 million)	$6.7 million
Basic (loss) earnings per share	($0.50)	$0.82
Diluted (loss) earnings per share	($0.50)	$0.81

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
Gross Profit
     Gross profit, as a percentage of net sales, declined slightly to 15%, compared with 16% for 2004. During 2005, our Plastic Films segment experienced volatility in raw material prices with average raw material prices increasing 25%. Despite the overall increase in raw material prices, our Plastic Films segment’s gross margin decreased marginally to 15% in 2005 compared with 16% in 2004, due to our ability to pass through raw material cost increases. In our Injection Molding segment, gross margin remained flat at 16% for both 2005 and 2004. Our Profile Extrusion segment’s gross margin decreased to 19% in 2005 from 23% in 2004. This decrease was primarily the result of a significant slow down in the recreational vehicle sector and manufacturing inefficiencies in consolidating and integrating the LaVanture and Atlantis facilities in Elkhart, Indiana.
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
     Our 2005 and 2004 effective income tax rate was 35% and 37%, respectively. The 2005 and 2004 effective income tax rate differed from the applicable federal statutory rate due to the effect of state income taxes. In addition, in 2005, we benefited from the enactment of the American Jobs Creation Act of 2004 that added the domestic production activities deduction, a tax benefit for certain domestic production activities.
Income
     As a result of the factors described above, operating income increased to $29.1 million, or 7% of net sales, in 2005, compared with $23.8 million, or 7% of net sales, in 2004. Net income and earnings per share amounts were as follows:

	2005	2004
Net income	$6.7 million	$11.5 million
Basic earnings per share	$0.82	$1.49
Diluted earnings per share	$0.81	$1.42

LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2006, we had $206.8 million of outstanding indebtedness, $0.1 million of cash and cash equivalents and an additional $7.5 million of unused availability under the credit facility in place, net of outstanding letters of credit of approximately $3.6 million and a minimum availability requirement under our credit facilities of $3.0 million, under our $220.0 million secured financing credit facility entered into on March 22, 2005. As of March 28, 2007, we had $11.6 of unused availability under the credit facility, net of outstanding letters of credit of approximately $5.1 and a minimum availability requirement of $3.0 million. The credit facility includes a $25.0 million revolving credit facility maturing March 2011, a $120.0 million senior secured term loan facility maturing September 2011 and a $75.0 million junior secured term loan facility maturing March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility. Our principal needs for liquidity, on both short and long-term basis, relate to working capital (principally accounts receivable and inventories), debt service, and capital expenditures. Our working capital, defined as current assets less current liabilities, at December 31, 2006 totaled $61.3 million (including cash and cash equivalents of $0.1 million), compared with $57.8 million (including cash and cash equivalents of $0.2 million) at December 31, 2005.
     Proceeds from our current credit facility were used to repay previously existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. In connection with the cancellation of our previous credit facility, we wrote-off approximately $3.8 million of deferred financing costs associated with the old facility during the first quarter of fiscal 2005. Additionally, we expensed approximately $0.6 million of costs associated with a financing effort that was not consummated. Furthermore, on March 22, 2005, our Board of Directors declared a special one-time cash dividend of $12.50 per common share, which was paid on April 8, 2005, to shareholders of record as of April 1, 2005. This dividend aggregated approximately $103.2 million and was funded by proceeds from our new credit facility. Along with the special dividend payment, we paid approximately $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options. As a result of the option cancellations, we recorded compensation expense in the amount of $408,000 during the first quarter of 2005 in accordance with the provision of FAS 123R, which we adopted on January 1, 2005.
     In October 2006, we amended our senior secured term loan and revolving credit facility agreement to waive September 30, 2006 financial covenants, impose monthly minimum EBITDA requirements for October 2006 and November 2006, increase applicable borrowing spreads beginning November 1, 2006, and include a covenant requiring us to maintain availability under our credit facilities of at least $3.0 million. In December 2006, we amended our senior secured term loan and revolving credit facility agreement to modify certain financial covenant ratios and applicable margins, restrict certain expenditures, and increase the percentage of excess cash flow (as defined in the Credit Agreement) we are required to use to prepay loans under the Credit Agreement.
     In October 2006, we amended our junior secured term loan agreement to waive September 30, 2006 financial covenants, increase the applicable borrowing spreads, amend certain financial covenant ratios, and restrict certain expenditures.
     In preparing our consolidated financial statements, we considered our ability to continue as a going concern due to declines in current year results of operations, cash flows, and availability under our revolving credit facility. As of December 31, 2006, we were in compliance with our debt covenants stipulated in our Credit Agreement and our projections indicate that we will remain in compliance with out covenants throughout 2007. In addition, our 2007 projections indicate increased availability under our revolving credit facility as a result of increases in cash flows from operations and our ability to minimize our capital expenditures to maintain our operations. Based on our overall 2007 projections, we believe that our cash flows from operations, combined with our availability under our revolving credit facility are sufficient to continue to fund our working capital, capital expenditures and debt service needs.
     Our high debt level and our debt covenants present substantial risks and could have negative consequences. For example, they could (1) require us to dedicate all or a substantial portion of our cash flow from operations to debt service, limiting the availability of cash for other purposes; (2) increase our vulnerability to adverse general economic conditions by making it more difficult to maintain compliance with our debt covenants or to borrow additional funds to maintain our operations if we suffer shortfalls in net sales; (3) hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade equipment or facilities; and (4) limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.
     In the event that our cash flow from operations is not sufficient to fund our expenditures or to service our indebtedness, we would be required to raise additional funds through the sale of assets, subsidiaries or securities. There can be no assurance that any of these sources of funds would be available in amounts sufficient for us to meet our obligations or on terms acceptable to us and our shareholders. Moreover, even if we were able to meet our obligations, our highly leveraged capital structure could significantly limit our ability to finance any expansion program and other capital expenditures, to compete effectively, or to operate successfully under adverse economic conditions.
     Capital expenditures were $12.0 million compared with $17.4 million for the years ended December 31, 2006 and 2005, respectively. We expect that our capital expenditures will aggregate to approximately $8.0 million in fiscal year 2007.
Cash Flows from Operating Activities
     Net cash provided by operating activities was approximately $2.9 million in 2006, compared with $9.3 million in 2005. The difference between our net loss in 2006 of ($4.1) million and our $2.9 million operating cash flow was attributable to approximately $12.7 million of depreciation and amortization expense and reductions in accounts receivable, inventories and other current assets of $8.1 million, $4.7 and $1.0 million, respectively, as well as $0.7 million in loan fee and other amortization and $0.4 million in share-based compensation expense. This was offset by a $17.3 million reduction in accounts payable and accrued expenses, $1.1 million in deferred income taxes, $1.1 million in amortization of a gain realized on a swap redemption, and $1.0 million in other assets and liabilities. The difference between our net income in 2005 of $6.7 million and our $9.3 million operating cash flow was primarily attributable to approximately $17.3 million of depreciation and amortization expense (including a $3.8 million write-off of deferred financing costs related to our old credit facility), offset by a $11.1 million increase in accounts receivable, resulting from higher sales, and a $3.5 million increase in inventories, primarily resulting from higher resin prices and a larger level of finished goods inventory.
Cash Flows from Investing Activities
     Net cash used for investing activities totaled $12.0 million for 2006 compared with $17.4 million for 2005, which included capacity expansion programs in Stretch Films and Injection Molding. Net cash used for investing activities in 2006 and 2005 related to the support, development and enhancement of new and existing products, as well as facility upgrades and expansions.
     We expect that our capital expenditures will aggregate to approximately $8.0 million in fiscal 2007. This amount is comprised of approximately $3.0 million to fund expansion and $5.0 million for maintenance capital expenditures.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $9.0 million in 2006, compared with $8.2 million in 2005. Net cash provided by financing activities in 2006 reflects net borrowings of $9.6 million under our credit facilities and proceeds from the swap redemption of $3.4 million offset by financing costs associated with our existing credit agreements of $1.8 million, repayments under the term loan of $1.5 million, repayments on bonds of $0.5 million and an employee loan of $275 thousand. Net cash provided by financing activities in 2005 reflects proceeds of $195.0 million from our current credit facilities, an income tax benefit of $3.7 million relating to the option exercises and cancellations, net proceeds of $3.5 million from bonds issued, proceeds from the exercise of stock options of $2.5 million, and repayments of notes receivable from shareholders of $0.5 million. This was offset by payment of a $103.2 million special dividend, total repayments of term loans of $71.2 million, net repayments of $15.9 million under our senior credit facilities, and payment of $6.8 million of deferred financing costs associated with the current credit facility and a financing effort that was not consummated.
     The following table summarizes our significant contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Maturity	Maturity
	Maturity less 1 yr	1-3 yrs	4-5 yrs	Maturity over 5 yrs	Total

Debt principal	$1,741	$3,570	$126,440	$75,000	$206,751
Estimated interest payments (1)	22,273	44,141	40,857	2,685	109,957
Operating leases	4,375	5,947	2,522	2,456	15,299

Total commitments	$28,389	$53,658	$169,819	$80,141	$332,007

(1)
Estimated interest payments were calculated assuming current interest rates over the minimum maturity periods specified in our debt agreements. Actual interest rates may differ from those assumed and debt may be repaid sooner or later than such minimum maturity periods assumed.

Subsequent Events
     On January 29, 2007, we filed a Current Report on Form 8-K indicating that we would close down the Warren, Ohio facility, a facility in the Injection Molding segment, on January 29, 2007, and transfer the majority of the assets and business to other facilities. We expect to incur between $1.5 million and $2.0 million in total costs associated with this plant closure. The book value of our owned Warren, Ohio facility is approximately $1.3 million. We expect to record accelerated depreciation of this asset in the first half of 2007 in a range between $0.7 million and $0.9 million. We expect to record contract termination costs of approximately $0.1 million for the remaining lease payments on a 25,000 square foot warehouse lease that expires on January 31, 2009. In connection with the shutdown of the Warren, Ohio facility, we expect to incur severance costs of up to $0.1 million for the severance of 35 employees, which will be substantially paid in cash during the first half of 2007. In addition, we expect to incur an aggregate of up to between $0.6 million and $0.9 million in the first half of 2007 for expenses of moving inventory and equipment, employee relocation, and costs associated with transitioning customer deliveries in a manner designed to avoid disruptions in customer orders. These costs will be paid in cash and charged to expense in the period in which they are incurred.
     In February 2007, we issued $4.1 million of industrial development bonds used to finance the installation of a new 7-layer W&H blown film line at our Mankato, Minnesota facility. The bonds are secured by the new equipment and are payable in equal monthly installments of approximately $67,000 beginning in March 2007 through February 2013. Interest accrues on the bonds at 5.39% per annum.
     On March 23, 2007, we received notification from NASDAQ that for the last 30 consecutive trading days, our Class A Common Stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $15,000,000 as required for continued inclusion on NASDAQ by Marketplace Rule 4450(b)(3) (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(e)(1), we will be provided 90 calendar days, or until June 21, 2007, to regain compliance. If, at anytime before June 21, 2007, the MVPHS of our Class A Common Stock is $15,000,000 or more for 10 consecutive trading days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with this Rule cannot be demonstrated by June 21, 2007, NASDAQ will provide written notification that our securities will be delisted.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for an enterprise to report tax positions in their financial statements. Under FIN 48 an enterprise must also make extensive disclosures about tax positions that do not qualify for financial statement recognition.
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not likely that a tax position will be sustained upon examination. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of expense or benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning December 15, 2006. We are evaluating FIN 48 and currently unable to estimate the effect of adoption on our financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS No. 159 may have, if any, on our consolidated financial statements when it becomes effective on January 1, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks that may impact our financial condition and financial results due to changing interest rates and foreign exchange rates. The following discussion provides additional information regarding our market risks.
     Interest Rate Risk: As of December 31, 2006, the Company had $206.8 million in outstanding debt, a portion of which the interest rate varies based on changes in the Prime Rate or London Inter-bank Offered Rate. The Company uses interest rate swap agreements to manage its exposure of interest rate changes on the Company’s variable rate debt. As of December 31, 2006, the Company had an interest rate swap in place with a notional amount of $125.0 million to effectively fix the interest rate at 5.265%, resulting in total variable-rate debt of $81.8 million outstanding at December 31, 2006. As of December 31, 2005, the Company had $199.2 million in outstanding debt. As of December 31, 2005, the Company had an interest rate swap in place with a notional amount of $125.0 million to effectively fix the interest rate at 3.865%, resulting in total variable-rate debt of $74.2 million at December 31, 2005. Based on the Company’s variable-rate obligations outstanding at December 31, 2006, and December 31, 2005, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease annual interest expense and related cash payments by approximately $0.2 million in both years. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
     Foreign Exchange Rate Risk: We have a Canadian dollar bank account and therefore are exposed to foreign exchange currency market risk. We have determined this risk to be immaterial at December 31, 2006 based on the balance maintained in that account and the overall level of our Canadian operations.

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

/s/ V.M. Philbrook	/s/ Paul G. Saari
President and Chief	Senior Vice President of Finance and
Operating Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atlantis Plastics, Inc.
We have audited the accompanying consolidated balance sheets of Atlantis Plastics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Plastics, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
April 3, 2007

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004

Net sales	$418,667	$424,326	$347,802
Cost of goods sold	371,220	359,176	291,334

Gross profit	47,447	65,150	56,468

Selling, general and administrative expenses	32,554	35,537	32,709
Severance expense	1,159	—	—
Cost of unconsummated financing	—	555	—

Operating income	13,734	29,058	23,759

Interest expense, net of interest income of $49 in 2006, $199 in 2005 and $53 in 2004	(20,178)	(15,048)	(5,643)
Unamortized deferred financing cost write-off	—	(3,794)	—
Other income	59	84	168

(Loss) income before provision for income taxes	(6,385)	10,300	18,284

(Benefit) provision for income taxes	(2,239)	3,629	6,769

Net (loss) income	$(4,146)	$6,671	$11,515

Basic (loss) earnings per share	$(0.50)	$0.82	$1.49
Diluted (loss) earnings per share	$(0.50)	$0.81	$1.42

Weighted average number of shares used in computing (loss) earnings per share:
Basic	8,256	8,174	7,709
Diluted	8,256	8,221	8,131

Cash dividends paid per common share	—	$12.50	—
See accompanying notes.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2006	2005

Assets
Cash and cash equivalents	$59	$178
Accounts receivable (net of allowances of $1,280 and $1,835)	48,999	57,075
Inventories, net	36,999	41,667
Other current assets	5,479	6,048
Deferred income tax assets	3,108	3,694

Total current assets	94,644	108,662
Property and equipment, net	68,979	69,695
Goodwill, net of accumulated amortization	54,592	54,592
Other assets	8,673	9,437

Total assets	$226,888	$242,386

Liabilities and shareholders’ deficit
Accounts payable and accrued expenses	$31,248	$48,521
Current maturities of long-term debt	1,741	1,970
Other current liabilities	349	356

Total current liabilities	33,338	50,847
Long-term debt	205,010	197,195
Deferred income tax liabilities	12,043	13,525
Other liabilities	690	702

Total liabilities	251,081	262,269

Commitments and contingencies	—	—

Shareholders’ deficit
Class A Common Stock; $0.0001 par value in 2006 and 2005; 20,000,000 shares authorized, 6,141,009 and 6,113,158 shares issued and outstanding in 2006 and 2005, respectively	1	1
Class B Common Stock; $0.0001 par value in 2006 and 2005; 7,000,000 shares authorized, 2,114,814 and 2,142,665 shares issued and outstanding in 2006 and 2005, respectively	—	—
Additional paid-in capital	390	—
Note receivable from employee loan	(275)	—
Accumulated deficit	(25,682)	(21,536)
Accumulated other comprehensive income, net of income taxes of $706 and $862 respectively	1,373	1,652

Total shareholders’ deficit	(24,193)	(19,883)

Total liabilities and shareholders’ deficit	$226,888	$242,386

See accompanying notes.

Consolidated Statements of Shareholders’ (Deficit) Equity

				Notes	Notes			Total
				Receivable	Receivable			Share-
	Class A	Class B	Additional	from Sale of	from	Accumulated	Accumulated Other	holders'
	Common	Common	Paid-In	Common	Employee	Earnings	Comprehensive	(Deficit)
(in thousands)	Stock	Stock	Capital	Stock	Loan	(Deficit)	Income	Equity

Balance at January 1, 2004	$517	$246	$11,119	$(1,317)	$—	$47,840	$—	$58,405

Net income and comprehensive income	—	—	—	—	—	11,515	—	11,515
Income tax benefit from option exercises	—	—	483	—	—	—	—	483
Exercise of stock options	16	—	993	—	—	—	—	1,009
Conversion of Class B to Class A Common Stock	23	(23)	—	—	—	—	—	—
Payments on notes received for sale of Common Stock, net	—	—	—	865	—	—	—	865

Balance at December 31, 2004	$556	$223	$12,595	$(452)	$—	$59,355	$—	$72,277

Comprehensive income:
Net income	—	—	—	—	—	6,671	—	6,671
Net unrealized gain on derivatives, net of income taxes of $862	—	—	—	—	—	—	1,652	1,652

Comprehensive income								8,323
Cancellation of stock options	—	—	(3,977)	—	—	—	—	(3,977)
Exercise of stock options	47	—	2,475	—	—	—	—	2,522
Income tax benefit from option exercises/ cancellations	—	—	3,718	—	—	—	—	3,718
Conversion of Class B to Class A Common Stock	9	(9)	—	—	—	—	—	—
Payments on notes received for sale of Common Stock, net	—	—	—	452	—	—	—	452
Adjust par value of common stock	(611)	(214)	825	—	—	—	—	—
Dividend paid	—	—	(15,636)	—	—	(87,562)	—	(103,198)

Balance at December 31, 2005	$1	$—	$—	$—	$—	$(21,536)	$1,652	$(19,883)

Comprehensive loss:
Net loss	—	—	—	—	—	(4,146)	—	(4,146)
Change in fair value of derivatives, net of income tax benefit of $156	—	—	—	—	—	—	(279)	(279)

Comprehensive loss								(4,425)
Share-based compensation	—	—	390	—	—	—	—	390
Note receivable from employee loan	—	—	—	—	(275)	—	—	(275)

Balance at December 31, 2006	$1	$—	$390	$—	$(275)	$(25,682)	$1,373	$(24,193)

See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2006	2005	2004

Operating Activities:
Net (loss) income	$(4,146)	$6,671	$11,515
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization of non-compete agreement	12,691	12,058	11,340
Loan fee and other amortization	692	5,216	1,029
Amortization of gain realized on swap redemption	(1,069)	—	—
Share-based compensation expense	390	461	—
Interest receivable from shareholder loans	—	(5)	31
Loss (gain) on disposal of assets	37	38	(29)
Deferred income taxes	(842)	(1,336)	307
Change in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	8,076	(11,093)	(6,381)
Inventories, net	4,668	(3,509)	(13,659)
Other current assets	673	(1,495)	(1,404)
Accounts payable, accrued expenses and other current liabilities	(17,280)	3,519	4,093
Other assets and liabilities	(1,004)	(1,190)	(297)

Cash provided by operating activities	2,886	9,335	6,545

Investing Activities:
Capital expenditures	(11,983)	(17,404)	(12,943)
Purchase of business	—	—	(9,404)
Proceeds from asset dispositions	—	38	4

Cash used for investing activities	(11,983)	(17,366)	(22,343)

Financing Activities:
Net borrowings (repayments) under senior credit facilities	9,600	(15,860)	11,058
Repayments under old term loans	—	(70,587)	(513)
Proceeds from new credit agreement	—	195,000	—
Repayments of term loans under new credit agreement	(1,500)	(600)	—
Payment of special dividend	—	(103,198)	—
Proceeds from issuance of long-term bonds	—	3,503	—
Payments of long-term bonds	(514)	(35)	—
Proceeds from swap redemption	3,417	—	—
Financing costs associated with credit agreements and unconsummated financing	(1,750)	(6,762)	(23)
Repayments on notes receivable from shareholders	—	457	834
Income tax benefit from stock option exercises/cancellations	—	3,718	483
Notes receivable from employee loan	(275)	—	—
Proceeds from exercise of stock options	—	2,522	1,0091,009

Cash provided by financing activities	8,978	8,158	12,848

(Decrease) increase in cash and cash equivalents	(119)	127	(2,950)
Cash and cash equivalents at beginning of year	178	51	3,001

Cash and cash equivalents at end of year	$59	$178	$51

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,922	$13,754	$4,689
Net cash (refunded) paid for income taxes	$(518)	$2,969	$7,854
Supplemental schedule of non-cash investing and financing activities:
Non-cash reduction of accounts receivable and accounts payable in connection with supplier agreements	$23	$914	$851
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
     Plastic Films manufactures stretch films, which are monolayer or multilayer plastic films used principally to wrap pallets of industrial and commercial goods for shipping or storage, custom film products that include high-grade laminating films and embossed films, and specialty films which serve the furniture, carpeting, textile, lamination, medical, beauty aids, manufacturing, and food packaging industries. Plastic Films also produces disposable consumer and institutional plastic products to the food service, party supply, and school and collegiate markets.
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
Revenue recognition and accounts receivable: The Company recognizes revenue upon shipment of its products to customers, giving consideration to product shipping terms. Receivables are currently due from customers based on negotiated payment terms. The allowance for doubtful accounts is recorded based on specific review and analysis of customer past-due account balances based on contractual terms and historical trends. The allowance for sales returns is recorded based on management’s estimate of product returns, primarily based on historical trends. The Company performs ongoing credit assessments of its customers and adjusts credit limits based upon payment history, the customer’s current credit worthiness and any other relevant customer specific credit information. The Company provides for doubtful accounts based on historical experience and when current market conditions indicate that collection of an account is doubtful. Accounts receivable are charged off against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.
Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is the lower of replacement cost or net realizable value. Management periodically reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory.
Goodwill: The Company reviews goodwill and identifiable intangible assets for indications of impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the goodwill or identifiable intangible assets below their carrying value in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Although we currently believe that the estimates of each reporting unit’s fair value used in the evaluation of goodwill are reasonable, differences between actual and expected net sales, operating results, and cash flow

See accompanying notes.

could indicate these assets to be deemed impaired. If the carrying amount exceeds its fair market value, the potential for impairment exists, and we would be required to quantify and charge to earnings the write-down in value of such assets in accordance with SFAS 142. An impairment of goodwill could have a material adverse effect on our results of operations and financial position.
     Specifically, the Company has goodwill in excess of the purchase price over the fair value of identifiable assets and liabilities of acquired businesses of $54.6 million as of December 31, 2006 and 2005. These amounts are net of accumulated amortization of $22.5 million at both December 31, 2006 and 2005. Based upon its analysis, management has determined there are no indicators of impairment of goodwill as of December 31, 2006 in accordance with SFAS 142.
     The carrying amounts of goodwill as recorded at each of the Company’s segments for the years ended December 31, 2006 and 2005 are summarized as follows (in millions):

	Plastic	Injection	Profile
	Films	Molding	Extrusion	Total

Goodwill, net	$31.1	$10.9	$12.6	$54.6
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
Property and equipment: Property and equipment are carried at cost less accumulated depreciation. Depreciation has been computed using the straight-line method based on the estimated useful lives of the respective assets. Such useful lives generally fall within the following ranges: buildings and improvements — 15 to 40 years; office furniture and equipment — 5 to 10 years; manufacturing equipment — 5 to 11 years; vehicles — 3 to 8 years; and computer hardware and software — 3 to 5 years.
     Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability estimates are based on the projected future cash flows expected to result from the use of the assets. An impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value. The Company evaluated property and equipment for impairment and noted no write-down of property and equipment was necessary as of December 31, 2006.
     When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred. Additions and improvements are capitalized when incurred.
     Earnings per share: Earnings per share have been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities. See Note 10 — (Loss) earnings Per Share.
     Share-based compensation: Prior to January 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock-based employee compensation cost was recognized in the consolidated statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2005, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including stock options, to be recognized in the consolidated statements of operations based on their fair values and no longer allows pro forma disclosure as an alternative. The Company adopted this statement based on the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As the Company elected not to restate prior periods presented, the Company has provided the pro forma disclosures of the effect on net income and earnings per share for the year ended December 31, 2004, as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123.
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
     During 2006, the Company granted stock options to certain key employees and directors. As of December 31, 2006, there was approximately $1.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. We expect to amortize this cost over a remaining weighted average period of 4.0 years. The cost does not include the impact of any future share-based compensation awards.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. The fair value of the options granted in 2006 were estimated using the following assumptions: dividend yield of 0%, volatility of 43.81% to 45.00%, risk-free interest rates of 4.39% to 4.51%, expected life of 5.0 to 6.5 years, and forfeiture rates of 0% to 4.81%. No options were granted during 2005 and 2004. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company’s pro forma information for the year ended December 31, 2004 is as follows (in thousands, except per share data):

2004

Net income:
As reported	$11,515
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less:
Total stock-based employee compensation expense determined Under fair value based method for all awards, net of related tax effects	150

Pro forma net income	$11,365
Basic net income per share:
As reported	$1.49
Pro forma	$1.47
Diluted net income per share:
As reported	$1.42
Pro forma	$1.39

Repair and maintenance expenses: Repair and maintenance expenses are expensed as incurred. Repair and maintenance expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $9.2 million, $8.5 million and $7.0 million, respectively.
Advertising costs: The Company expenses all advertising costs as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $330.3 thousand, $108.6 thousand and $103.8 thousand, respectively.
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
Use of estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the dates of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Reclassifications: Certain amounts included in prior period consolidated financial statements have been reclassified to conform with the current year presentation.
Financial instruments: The fair value of current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying values due to the short maturity of the instruments. The carrying amounts of the Company’s total indebtedness at December 31, 2006 and 2005 approximate their fair values as they bear interest at variable market rates.
     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. The Company’s three largest trade receivable balances as of December 31, 2006 represented 35% of the Company’s net accounts receivable, compared with 30% as of December 31, 2005. At December 31, 2006, Whirlpool Corporation’s accounts receivable balance was approximately $13.0 million, or 27% of the Company’s total net trade accounts receivable balance. At December 31, 2005, Whirlpool Corporation’s accounts receivable balance was $10.7 million, or 20% of the Company’s total net accounts receivable. Approximately 17%, 12% and 13% of the Company’s net sales in the years ended December 31, 2006, 2005, and 2004, respectively, were to Whirlpool Corporation. The Company generally does not require collateral from its customers for trade accounts receivable.
Derivative instruments and hedging activities: All derivatives are recorded on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) the hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company has entered into an interest rate swap agreement that is classified as a cash flow hedge. Changes in the fair value of derivatives that are classified as a cash flow hedge are recorded in other comprehensive income until reclassified into earnings as part of interest expense at the time of settlement of the hedged transaction.
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
Going Concern Consideration
     In preparing the Company’s consolidated financial statements, the Company considered its ability to continue as a going concern due to declines in current year results of operations, cash flows, and availability under our revolving credit facility. As of December 31, 2006, the Company was in compliance with its debt covenants stipulated in its Credit Agreement and the Company’s projections indicate that it will remain in compliance with our covenants throughout 2007. In addition, the Company’s 2007 projections indicate increased availability under its revolving credit facility as a result of increases in cash flows from operations and its ability to minimize its capital expenditures to maintain its operations. Based on the Company’s overall 2007 projections, it believes that its cash flows from operations, combined with its availability under its revolving credit facility, are sufficient to continue to fund its working capital, capital expenditures and debt service needs.

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for an enterprise to report tax positions in their financial statements. Under FIN 48 an enterprise must also make extensive disclosures about tax positions that do not qualify for financial statement recognition.
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not likely that a tax position will be sustained upon examination. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of expense or benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning December 15, 2006. The Company is evaluating FIN 48 and is currently unable to estimate the effect of adoption on the Company’s financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company is currently assessing the effect SFAS No. 159 may have, if any, on its consolidated financial statements when it becomes effective on January 1, 2008.

Note 2. Acquisitions of Businesses and Assets
     On November 9, 2004, Atlantis acquired the business and certain assets and also assumed certain specific liabilities of LaVanture Plastic Extrusion Technologies, Inc., and Molded Designs Technology, Inc., (collectively “LaVanture”). LaVanture manufactures profile extruded and injection molded plastic products primarily for OEMs in the recreational vehicle industry. The purchase price of $9.4 million was funded by borrowings in connection with an amendment to the Company’s then existing senior credit facility. The Company accounted for this acquisition as a purchase in accordance with the provisions of Statement of Financial Accounting Standard No. 141, “Business Combinations”. The activities of LaVanture are included in the results of operations of the Company’s Injection Molding and Profile Extrusion segments since the date of acquisition. The allocation of the purchase price resulted in tax deductible goodwill of approximately $4.2 million, which represents the excess of the purchase price over the fair value of the net assets acquired.
     The allocation of the purchase price was as follows (in thousands):

Current assets	$1,222
Long-term assets	2,213
Goodwill	6,775
Liabilities	(806)

$9,404

Note 3. Inventories
     The components of inventory consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Raw materials	$20,250	$25,081
Work in progress	560	438
Finished goods	17,321	18,150
Inventory reserve	(1,132)	(2,002)

Total	$36,999	$41,667

Note 4. Property and Equipment
     Property and equipment consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Land	$2,604	$2,606
Building and improvements	28,433	27,523
Office furniture and equipment	15,904	15,231
Manufacturing equipment	149,912	144,683
Vehicles	328	320

Total	197,181	190,363
Accumulated depreciation and amortization	(128,202)	(120,668)

Net	$68,979	$69,695

     Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $12.7 million, $11.8 million and $11.3 million, respectively.

Note 5. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Accounts payable	$19,595	$27,399
Accrued interest	983	1,005
Accrued compensation, vacation and profit sharing	4,077	8,732
Accrued health and workers compensation insurance	1,339	1,177
Customer deposits and commissions	2,583	5,187
Other	2,671	5,021

Total	$31,248	$48,521

Note 6. Long-Term Debt
     Long-term debt consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Senior secured term loan	$117,900	$119,400
Junior secured term loan	75,000	75,000
Revolving line of credit	10,900	1,300
Bonds	2,951	3,465

Total debt	206,751	199,165
Current portion of long-term debt	(1,741)	(1,970)

Long-term debt	$205,010	$197,195

     On March 22, 2005, the Company entered into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement consists of a $120.0 million senior secured term loan (the “Senior Term Loan”), a $75.0 million junior secured term loan (the “Junior Term Loan”) and a $25.0 million revolving credit facility (the “Revolver”) and is secured by all of the Company’s assets, including property, inventory and receivables. The Senior Term Loan is payable in equal quarterly installments of $0.3 million beginning June 30, 2005 through June 30, 2011, with a final payment of $112.5 million due on September 22, 2011. The Junior Term Loan is due in its entirety on March 22, 2012. The Revolver matures in March 2011. The proceeds of the Credit Agreement were used to repay the Company’s previously existing senior secured debt of $83.9 million outstanding on March 22, 2005 and to pay related fees and expenses. The remainder of the proceeds was used to pay a $103.2 million special dividend to shareholders and $4.4 million to holders of outstanding stock options in exchange for the cancellation of those options, both on April 8, 2005.
     In November 2005, the Company issued $3.5 million of industrial development bonds (the “Bonds”) relating to the improvement and expansion of its Cartersville, Georgia manufacturing plant. The Bonds are secured by the equipment for which the proceeds were used. The Bonds are payable in equal monthly installments of $57,000 beginning in January 2006 through December 2011. Interest accrues on the Bonds at 5.15% per annum.
     The Company incurred deferred financing costs of approximately $5.9 million in connection with the Credit Agreement and the issuance of the Bond. Unamortized financing costs are included in other long-term assets in the accompanying consolidated balance sheets as of December 31, 2006 and 2005.
     On June 6, 2005, the Company entered into an interest rate swap contract with a notional amount of $125 million to effectively fix the interest rate on a portion of its floating rate debt. This contract had the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap was to expire on June 6, 2008. On May 16, 2006, the Company terminated this swap realizing $3.4 million upon termination, and concurrently entered into a new swap that also terminates on June 6, 2008. The $3.4 million is being amortized monthly as an offset to interest expense over the remaining life of the original swap. The Company expects to reclassify $1.7 million of the pretax gain in OCI as of December 31, 2006, into earnings as a reduction of interest expense over the next twelve months. Cash flows from the termination of this interest rate swap are classified as financing activities, the same category as the cash flows from the items being hedged. The new contract, which has substantially identical terms as the terminated contract, has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 5.265%, plus the applicable spread. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment and the remaining term of the interest rate swap agreement. The fair value of the interest rate swap outstanding at December 31, 2006 was a long-term liability of approximately $0.3 million, and the change in fair value was recorded as part of other comprehensive loss, net of income taxes.
     In October 2006, the Company amended its senior secured term loan and revolving credit facility agreement to waive September 30, 2006 financial covenants, impose monthly minimum EBITDA requirements for October 2006 and November 2006, increase applicable borrowing spreads beginning November 1, 2006, and a covenant requiring the Company to maintain availability under the credit facilities of at least $3.0 million. In December 2006, the Company amended its senior secured term loan and revolving credit facility agreement to modify certain financial covenant ratios and applicable margins, restrict certain Company expenditures, and increase the percentage of excess cash flow (as defined in the Credit Agreement) we are required to use to prepay loans under the Credit Agreement.
     In October 2006, the Company amended its junior secured term loan agreement to waive September 30, 2006 financial covenants, increase the applicable borrowing spreads, amend certain financial covenant ratios, and restrict certain Company expenditures.
     The Company incurred deferred financing costs of approximately $1.8 million in connection with the amendments of its senior secured term loan and revolving credit facility agreement and its junior term loan agreement. Unamortized financing costs are included in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2006.
     Interest accrues on borrowings under the amended Credit Agreement at the prime rate or the London Inter-bank Offered Rate (“LIBOR”), plus an applicable margin, as defined. The applicable margin ranges from 0.75% to 1.50% above the prime rate and 2.75% to 3.50% above LIBOR for both, the Senior Term Loan and the Revolver. The applicable margin on the Junior Term Loan is 7.00% above the prime rate and 9.00% above LIBOR. The interest rate (including the applicable margin) on the Company’s outstanding LIBOR-based Senior Term Loan at December 31, 2006 was 8.85%. The interest rate (including the applicable margin) on the Company’s outstanding LIBOR-based Junior Term Loan at December 31, 2005 was 14.35%. The weighted average interest rate (including the applicable margin) on the Revolver balance outstanding at December 31, 2006 was 9.17%. The amended Credit Agreement contains certain restrictions and covenants relating, but not limited, to the maintenance of financial ratios, dividend payments, asset disposals, acquisitions and capital expenditures. Additionally, on an annual basis, the Company is required to make mandatory loan prepayments from excess cash flow as defined in the amended Credit Agreement. Based on the calculation, the Company was not required to make an excess cash flow payment for the year ended December 31, 2006.
     As of December 31, 2006 and 2005, the Company had approximately $3.6 million and $1.6 million respectively, in outstanding letters of credit provided by a financial institution. As of December 31, 2006, the Company had a minimum availability requirement under our credit facilities of $3.0 million and an additional $7.5 million of unused availability under its credit facilities.

     Scheduled maturities of indebtedness in each of the next five years are as follows (in thousands):

Year	Amount

2007	$1,741
2008	1,770
2009	1,800
2010	1,832
2011	124,608
2012	75,000

Total	$206,751

Note 7. Capital Stock
     Generally, the Class A Common Stock has one vote per share and the Class B Common Stock has 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During 2006 and 2005, 27,851 shares and 84,392 shares, respectively, of Class B Common Stock were converted into Class A Common Stock.

Note 8. Income Taxes
     The (benefit) provision for income taxes for the years ended December 31, 2006, 2005 and 2004, consisted of the following (in thousands):

	2006	2005	2004

Current Federal income tax (benefit) provision	$(1,241)	$4,223	$5,690
Current State income tax (benefit) provision	(156)	742	772
Deferred Federal and State income tax (benefit) provision	(842)	(1,336)	307

Total (benefit) provision for income taxes	$(2,239)	$3,629	$6,769

     The following table provides a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Statutory federal income tax rate	34%	34%	34%
State income taxes	3	3	3
Domestic production deduction and other	(2)	(2)	—

Effective income tax rate	35%	35%	37%

     At December 31, 2006 and 2005, deferred income tax assets and liabilities consisted of the following (in thousands):

	2006	2005

Non-current deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$9,601	$10,525
Goodwill	2,870	2,139
Interest rate swap	—	861

Total deferred income tax liabilities	$12,471	$13,525
Non-current deferred income tax assets:
Interest rate swap	100	—
Stock options	328	—

Total net long-term deferred income tax liabilities	$12,043	$13,525

Current deferred income tax assets:
Reserves and accrued expenses not yet deductible for income tax purposes	$2,681	$3,038
Capitalized inventory costs	427	656

Total current deferred income tax assets	$3,108	$3,694

Deferred income taxes, net	$8,935	$9,831

     The Company has evaluated its deferred income tax assets for which a valuation allowance has not been provided and believes such assets will be realized based upon future projected taxable income.
Note 9. Stock Option Plans
     The Company’s Stock Option Plans (“Option Plans”) are designed to serve as an incentive for retaining qualified and competent employees, directors, and agents. Options may be granted under the Option Plans on such terms and at such prices as determined by the Compensation Committee of the Board of Directors (consisting only of outside directors); provided, however, that the exercise price of options granted under the Option Plans will not be less than 90% of the market value of the Class A Common Stock on the date of grant. To date, the exercise price of all options granted under the Option Plans has been equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, not to exceed 10 years from the date of grant. Options vest over a five-year period from the date of grant. Options granted under the Option Plans are not transferable other than by will or by the laws of descent and distribution. Pursuant to the regulations of the Sarbanes-Oxley Act of 2002, the Company makes no loans to directors or officers of the Company.
     Information with respect to the Option Plans is as follows for the years ended December 31, (in thousands of shares, except prices per share):

	2006	2005	2004

Options outstanding at January 1	—	1,051	1,244
Granted	530	—	—
Exercised	—	(472)	(156)
Cancelled	(85)	(579)	(37)

Options outstanding at December 31	445	—	1,051

Weighted-average option prices per common share:
Options outstanding at January 1	$—	$6.47	$6.45
Granted	8.47	—	—
Exercised	—	5.34	6.48
Cancelled	8.93	7.40	5.81

Outstanding at December 31	$8.38	$—	$6.47

Weighted-average fair value of options granted during the year	$4.30	$—	$—
Options exercisable at December 31	—	—	827
Options available for grant at December 31	420	865	195
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
     A summary of the Company’s nonvested stock option activity is as follows:

		Weighted-
	Shares	Average Grant
	(000’s)	Date Fair Value

Nonvested at January 1, 2006	—
Granted	530	$4.30
Vested	(25)	1.59
Forfeited or expired	(85)	4.54

Nonvested at December 31, 2006	420	$4.41

Note 10. (Loss) Earnings Per Share
     The following table calculates basic and diluted (loss) earnings per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	2006	2005	2004

Basic (loss) earnings per common share:
Net (loss) income	$(4,146)	$6,671	$11,515
Weighted-average common shares outstanding	8,256	8,174	7,709

Basic (loss) earnings per common share	$(0.50)	$0.82	$1.49

Diluted (loss) earnings per common share:
(Loss) earnings applicable to common shares	$(4,146)	$6,671	$11,515
Weighted-average common shares outstanding	8,256	8,174	7,709
Add — Dilutive options	—	47	422

Weighted-average common shares outstanding plus potential dilutive common shares	8,256	8,221	8,131

Diluted (loss) earnings per common share	$(0.50)	$0.81	$1.42

Note 11. Business Segments
     The Company is comprised of three operating segments: Plastic Films, Injection Molding, and Profile Extrusion.
     During the years ended December 31, 2006, 2005 and 2004, a customer accounted for approximately 17%, 12% and 13%, respectively, of the Company’s net sales. Net amounts receivable from this customer as of December 31, 2006, 2005 and 2004 were 27%, 20% and 23%, respectively, of the Company’s net accounts receivable.
     Summary data for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate	Consolidated

2006
Net sales	$266,879	$118,893	$32,895	$—	$418,667
Operating income	9,317	5,819	(1,402)	—	13,734
Identifiable assets	140,318	107,676	45,918	(67,024)	226,888
Capital expenditures	7,425	2,643	1,522	393	11,983
Depreciation	5,397	4,629	1,259	1,366	12,651

2005
Net sales	$273,006	$116,050	$35,270	$—	$424,326
Operating income	16,562	9,715	2,781	—	29,058
Identifiable assets	150,079	110,287	49,235	(67,215)	242,386
Capital expenditures	10,165	4,234	2,063	942	17,404
Depreciation	4,964	4,561	1,258	1,028	11,811

2004
Net sales	$222,221	$99,899	$25,682	$—	$347,802
Operating income	12,995	7,406	3,358	—	23,759
Identifiable assets	95,923	57,389	26,560	33,422	213,294
Capital expenditures	4,601	4,843	1,424	2,075	12,943
Depreciation	5,333	4,091	1,032	884	11,340
Note 12. Profit Sharing and Retirement Plans
     Atlantis has a 401(k) defined contribution retirement plan (the “401(k) Plan”). Generally, the 401(k) Plan covers all employees who have attained the age of 21 and have at least one year of service. Effective January 1, 2005, the Company amended the 401(k) Plan to allow the 401(k) Plan to utilize the Safe Harbor Rules, whereby the Company matches pretax salary deferrals up to the first 3% of compensation at a rate of 100% and the next 2% of compensation at a rate of 50% for a maximum company match of 4% of compensation, as defined by the 401(k) Plan and as limited by federal regulations. The Company’s employer contributions to the 401(k) Plan were approximately $821,000, $846,000 and $477,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     Effective January 1, 2000, the Company established the Atlantis Plastics, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain selected employees. Under the Deferred Compensation Plan, eligible employees may elect to make pre-tax contributions to a trust fund up to a maximum of 15% of annual earnings. The Company’s contribution to the Deferred Compensation Plan is based upon the employee’s contribution to the Deferred Compensation Plan and could not exceed a certain amount per participant each year. Generally, the full amount of each participant’s interest in the trust fund is paid upon termination of employment; however, the Deferred Compensation Plan allows participants to make early withdrawals of contributions, subject to certain restrictions. Company assets earmarked to pay benefits under the Deferred Compensation Plan are held by a Rabbi Trust. Under current accounting rules, assets of a Rabbi Trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses related to the Rabbi Trust are recorded in the Company’s consolidated financial statements. Effective December 31, 2004, the Company froze the benefits and participation in the Deferred Compensation Plan and, therefore, there were no Company contributions to the Deferred Compensation Plan for the year ended December 31, 2006 and 2005. Total Company contribution to the Deferred Compensation Plan was approximately $51,000 for the year ended December 31, 2004.
Note 13. Related Parties
     Trivest Partners, LP (“Trivest”) and the Company have certain common officers, directors, and shareholders. Management fees, expense allocations and reimbursements are paid to Trivest in accordance with the management agreement between the Company and Trivest. At December 31, 2006 and 2005, the Company had accounts payable to Trivest of approximately $0 and $436 thousand, respectively. During the years ended December 31, 2006, 2005 and 2004, payments to Trivest were as follows (in thousands):

	2006	2005	2004

Management fees	$1,121	$1,045	$1,275
Expense allocations and reimbursements	269	371	193

Total fees paid to Trivest Partners, LP	$1,390	$1,416	$1,468

     During 2002, certain members of the Company’s Board of Directors exercised stock options and issued interest bearing notes payable to the Company, secured by the underlying stock. Such notes were entirely paid off during 2005. Pursuant to the regulations of the Sarbanes-Oxley Act of 2002, the Company makes no loans to directors or officers of the Company.
     During 2006, the Company loaned $275,000 to a non-officer employee as part of a relocation benefit to assist in purchasing a new principal residence. Upon the earlier of the sale of the employee’s existing residence or maturity date of May 15, 2007, the debt is to be paid in full as specified and in accordance with the terms and conditions of the employment agreement. As of December 31, 2006, the loan balance is classified as a note receivable in the shareholders’ section of the consolidated balance sheet.
Note 14. Commitments and Contingencies
     The Company is, from time to time, involved in routine litigation. No such litigation in which the Company is presently involved is believed to be material to its financial condition or results of operations.
     The Company leases various office space, buildings, transportation, and production equipment with terms in excess of one year. Total lease expense under these agreements for the years ended December 31, 2006, 2005 and 2004 was approximately $4.6 million, $4.2 million and $3.6 million, respectively.
     The total minimum rental commitments under long-term, noncancelable operating leases at December 31, 2006 consisted of the following (in thousands):

Year	Amount

2007	$4,374
2008	3,357
2009	2,590
2010	1,511
2011	1,010
Thereafter	2,456

Total	$15,298

Note 15. Quarterly Financial Data (Unaudited)
     Unaudited consolidated quarterly financial data for the years ended December 31, 2006 and 2005 are as follows (in thousands, except per share data):

	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	March 31		June 30		September 30		December 31		Year
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$109,785	$100,421	$110,602	$101,585	$108,261	$106,585	$90,019	$115,735	$418,667	$424,326
Gross profit	14,727	14,308	13,134	16,322	11,141	16,326	8,445	18,194	47,447	65,150
Net income (loss)	764	(332)	26	2,445	(1,754)	1,946	(3,182)	2,612	(4,146)	6,671
Net income (loss) per common share:
Basic	$0.09	($0.04)	$0.00	$0.30	($0.21)	$0.24	($0.39)	$0.32	($0.50)	$0.82
Diluted	$0.09	($0.04)	$0.00	$0.30	($0.21)	$0.24	($0.39)	$0.32	($0.50)	$0.81
Note 16. Severance Expense
     In 2006, the Company incurred severance charges aggregating $1.2 million associated with the former Chief Executive Officer (“CEO”), the Senior Vice President and General Manager of Molded Products Group, and other certain employees. As of December 31, 2006, the unpaid portion of the severance expense was approximately $734,000 and is included in accrued expenses in the accompanying consolidated balance sheet.
Note 17. Subsequent Events
     On January 29, 2007, the Company filed a Current Report on Form 8-K indicating that the Company would close down the Warren, Ohio facility, a facility in the Injection Molding segment, on January 29, 2007, and transfer the majority of the assets and business to other Company facilities. The Company expects to incur between $1.5 million and $2.0 million in total costs associated with this plant closure. The book value of our owned Warren, Ohio facility is approximately $1.3 million. The Company expects to record accelerated depreciation of this asset in the first half of 2007 in a range between $0.7 million and $0.9 million. The Company expects to record contract termination costs of approximately $0.1 million for the remaining lease payments on a 25,000 square foot warehouse lease that expires on January 31, 2009. In connection with the shutdown of the Warren, Ohio facility, the Company expects to incur severance costs of up to $0.1 million for the severance of 35 employees, which will be substantially paid in cash during the first half of 2007. In addition, the Company expects to incur an aggregate of up to between $0.6 million and $0.9 million in the first half of 2007 for expenses of moving inventory and equipment, employee relocation, and costs associated with transitioning customer deliveries in a manner designed to avoid disruptions in customer orders. These costs will be paid in cash and charged to expense in the period in which they are incurred.
     In February 2007, the Company issued $4.1 million of industrial development bonds used to finance the installation of a new 7-layer W&H blown film line at our Mankato, Minnesota facility. The bonds are secured by the new equipment and are payable in equal monthly installments of $67,000 beginning in March 2007 through February 2013. Interest accrues on the bonds at 5.39% per annum.
     On March 23, 2007, the Company received notification from NASDAQ that for the last 30 consecutive trading days, its Class A Common Stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $15,000,000 as required for continued inclusion on NASDAQ by Marketplace Rule 4450(b)(3) (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company will be provided 90 calendar days, or until June 21, 2007, to regain compliance. If, at anytime before June 21, 2007, the MVPHS of the Company’s Class A Common Stock is $15,000,000 or more for 10 consecutive trading days, NASDAQ will provide written notification that the Company has achieved compliance with the Rule. If compliance with this Rule cannot be demonstrated by June 21, 2007, NASDAQ will provide written notification that the Company’s securities will be delisted.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     The Company has had no changes in or disagreements with its independent auditors on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Office and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b).
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective, due to the identification of the material weakness in the financial statement close and reporting process described below.
     Notwithstanding the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In preparing the Company’s consolidated financial statements for the year ended December 31, 2006, the Company performed additional analyses and other post-closing procedures in an effort to ensure that the Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company does not believe that the material weakness had any impact on previously recorded financial results. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, to their knowledge, the Company’s consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented. Ernst & Young LLP’s report, dated April 3, 2007, expressed an unqualified opinion on the Company’s consolidated financial statements for the year ended December 31, 2006.
Material Weakness Over Financial Statement Close and Reporting Process
     A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the consolidated annual or interim financial statements will not be prevented or detected. In connection with the preparation of our 2006 consolidated financial statements, we have identified the following control deficiencies, which represent a material weakness in the Company’s financial statement close and reporting process as of December 31, 2006.
     The Company concluded that its financial statement close and reporting process for 2006 was ineffective as a result of an identified material weakness relating to:
•	the lack of comprehensive documentation of accounting policies and procedures,

•	the inaccurate preparation and review of reconciliations of certain significant account balances on a timely basis, and

•	the lack of segregation of duties.
     Combined, these control deficiencies indicate there is more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. Accordingly, we have determined that the control deficiencies described above constitute a material weakness.
     We may in the future identify additional material weaknesses or significant deficiencies in our financial statement close and reporting process that we have not discovered to date. The efficacy of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, we expect that additional changes will be made to our financial statement close and reporting process.
Plan for Remediation of Material Weakness
     We are evaluating this material weakness and are in the preliminary stages of developing a plan to remediate such material weakness. In connection with our remediation efforts, we expect to:
•	prepare detailed accounting policies and procedures in connection with the implementation of Section 404 of the Sarbanes-Oxley Act, which would outline the policies and procedures to be followed and would assist in mitigating the risk related to employee turnover and the lack of segregation of duties,

•	increase training and supervision of policies and procedures, particularly with respect to matters noted above regarding the inaccurate preparation and timely review of reconciliations of accounts, and

•	review, at a senior management level, significant income statement items on a timely basis. In addition, appropriate supervisory personnel will review significant balance sheet reconciliations. This will help to ensure that reconciling items have been addressed, and that appropriate classification of assets, liabilities, income and expense accounts has been achieved.

ITEM 9B.	OTHER INFORMATION
     Not applicable.

PART III
ITEMS 10, 11, 12, 13, AND 14
     The information required by Items 10, 11, 12, 13, and 14 is incorporated by reference from the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as a part of this report:

		Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	29
	Consolidated Statements of Operations	30
	Consolidated Balance Sheets	31
	Consolidated Statements of Shareholders' (Deficit) Equity	32
	Consolidated Statements of Cash Flows	33
	Notes to Consolidated Financial Statements	34

(2)	Financial Statement Schedules: The following Financial Statement Schedule for the years ended December 31, 2006, 2005, and 2004 is submitted herewith:

	Schedule II - Valuation and Qualifying Accounts	56

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
     The information called for by Item 15(a) 3. Exhibit Listing, can be obtained free of charge by any Company Shareholder by writing to Paul G. Saari, Senior Vice President of Finance and Chief Financial Officer, at the corporate headquarters office.

(b)	Exhibits (An asterisk to the right of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.)

3.1	Registrant’s Certificate of Incorporation(15)

3.2	Registrant’s Bylaws(15)

4.1	Form of Stock Certificate evidencing ownership of Registrant’s Class A Common Stock(4)

10.1	* Registrant’s 2001 Stock Award Plan, amended and restated as of January 27, 2005. (15)

10.2	* Form of Indemnification Agreement. (3)

10.3	* Management Agreement by and between Atlantis Plastics, Inc. and Trivest Partners, L.P. dated January 1, 2003. (14)

10.4	* Agreement dated as of January 1, 1998 by and among Registrant, Trivest II, Inc., Earl W. Powell and Phillip T. George, M.D. (8)

10.5	Assignment and Assumption of Lease between Registrant and Trivest II, Inc.(9)

10.6	Settlement Agreement by and between Mobil Oil Corporation and Linear Films, Inc. of Civil Action No. 87 civ. 874-B in the Northern District of Oklahoma, effective as of February 21, 1992. (1)

10.7	License Agreement by and between Mobil Oil Corporation and Linear Films, Inc. for use of U.S. Patent No. 4,518,654, effective as of February 21, 1992. (1)

10.8	Office Lease, dated as of April 1, 1992, between Euram/1870 Exchange Associates and National Poly Products, Inc. (2)

10.9	First Extension of lease agreement between Euram/1870 Exchange Associates and Atlantis Plastic Films, Inc., dated May 14, 1997. (6)

10.10	First Amendment of lease agreement between 1870 Exchange Associates and Atlantis Plastic Films, Inc., dated February 27, 2002. (13)

10.11	Lease with option to purchase Real Estate between Atlantis Plastic Films, Inc. and the City of Mankato, Minnesota, dated as of March 2, 1995. (4)

10.12	* Registrant’s Deferred Compensation Plan, incorporated by reference and filed with the Registrant’s Form S-8 filed April 5, 2000 (no. 333-34050). (10)

10.13	Lease between Principal Life Insurance Company and Atlantis Plastic Films, Inc., dated as of March 8, 2000. (11)

10.14	Guaranty of Lease by Registrant of the obligations of Atlantis Plastic Films, dated as of March 8, 2000. (11)

10.15	Lease Extension between Extrusion Masters, Inc. and E.E.E. Properties, dated as of October 30, 2001. (13)

10.16	Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. and other financial institutions as a party thereto. (15)

10.17	Second Lien Credit Agreement dated as of March 22, 2005 by and among Atlantis Plastic Films, Inc., Atlantis Molded Plastics, Inc., Atlantis Films, Inc., Rigal Plastics, Inc., Atlantis Plastics Injection Molding, Inc., Pierce Plastics, Inc. and Extrusion Masters, Inc. as Borrowers and the other persons party hereto that are designated as Credit Parties. (15)

21.1	Registrant’s Subsidiaries. (13)

23.1	Consent of Independent Registered Public Accounting Firm, relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

31.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s registration statement on Form S-2 (33-53152).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed June 3, 1994.

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 29, 1997.

(6)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to Exhibit A filed with the Registrant’s Schedule 14A filed on April 17, 1998.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K filed February 27, 2006.

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(c) Financial Statement Schedule required by Regulation S-X.
Atlantis Plastics, Inc.
Schedule II — Valuation and Qualifying Accounts
for the years ended December 31,
(in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Classification	of Year	Expenses	Deductions (a)	of Year

2006
Allowances reducing the assets in the consolidated balance sheet:
Allowance for doubtful accounts	$806	($191)	($35)	$580
Reserve for sales allowances	1,029	21	($350)	700
Reserve for inventories	2,002	(870)	—	1,132

Total	$3,837	($1,040)	($385)	$2,412

2005
Allowances reducing the assets in the consolidated balance sheet:
Allowance for doubtful accounts	$539	$255	($12)	$806
Reserve for sales allowances	689	340	—	1,029
Reserve for inventories	1,409	607	14	2,002
Deferred income tax valuation allowance	377	—	377	—

Total	$3,014	$1,202	$379	$3,837

2004
Allowances reducing the assets in the consolidated balance sheet:
Allowance for doubtful accounts	$550	$216	$227	$539
Reserve for sales allowances	731	173	215	689
Reserve for inventories	1,001	843	435	1,409
Deferred income tax valuation allowance	565	—	188	377

Total	$2,847	$1,232	$1,065	$3,014

(a) Includes amounts written-off as uncollectible, allowances granted, obsolete inventory, and net decreases in deferred income tax valuation allowance.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS PLASTICS, INC.
Date: April 5, 2007	By:	/s/ PAUL G. SAARI
Paul G. Saari
Senior Vice President, Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EARL W. POWELL Earl W. Powell	Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)	April 5, 2007
/s/ V.M. PHILBROOK V.M. Philbrook	President and Chief Operating Officer	April 5, 2007
/s/ PAUL G. SAARI Paul G. Saari	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2007
/s/ CHARLES D. MURPHY, III Charles D. Murphy, III	Director	April 5, 2007
/s/ CHESTER B. VANATTA Chester B. Vanatta	Director	April 5, 2007
/s/ LARRY D. HORNER Larry D. Horner	Director	April 5, 2007
/s/ CESAR ALVAREZ Cesar Alvarez	Director	April 5, 2007
/s/ JAY SHUSTER Jay Shuster	Director	April 5, 2007
/s/ PETER VANDENBERG, JR. Peter Vandenberg, Jr.	Director	April 5, 2007

EXHIBIT INDEX
23.1	Consent of Independent Registered Public Accounting Firm, relating to the Company’s Registration Statements on Form S-8 (No. 333-85866, No. 333-63855, No. 333-34197, and No. 333-34050)

31.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.