Form 10-Q
period 2007-03-31
ATLANTIS PLASTICS INC
filed 2007-05-15
CIK 811828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Class A Common Stock, $.0001 par value	6,141,009
Class B Common Stock, $.0001 par value	2,114,814

ATLANTIS PLASTICS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2007

Part 1. Financial Information
Item 1. Financial Statements
ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$100,196	$109,785

Cost of sales	87,559	95,058

Gross profit	12,637	14,727

Selling, general and administrative expenses	8,145	8,857
Severance and restructuring expense	545	—

Operating income	3,947	5,870

Net interest expense	(5,723)	(4,689)
Other (expense) income	(38)	30

(Loss) income before (benefit) provision for income taxes	(1,814)	1,211

(Benefit) provision for income taxes	(628)	447

Net (loss) income	$(1,186)	$764

(Loss) earnings per share:
Basic	$(0.14)	$0.09
Diluted	$(0.14)	$0.09

Weighted average number of shares used in computing (loss) earnings per share:
Basic	8,256	8,256
Diluted	8,256	8,256

See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2007 (1)	2006

ASSETS
Cash and cash equivalents	$172	$59
Accounts receivable (net of allowances of $1,363 and $1,280)	55,716	48,999
Inventories, net	33,106	36,999
Other current assets	7,072	5,479
Deferred income tax assets	3,392	3,108

Total current assets	99,458	94,644

Property and equipment, net	68,378	68,979
Goodwill, net of accumulated amortization	54,592	54,592
Other assets	8,456	8,673

Total assets	$230,884	$226,888

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$38,800	$31,248
Current maturities of long-term debt	2,346	1,741

Total current liabilities	41,146	32,989

Long-term debt	202,023	205,010
Deferred income tax liabilities	11,945	12,043
Other liabilities	1,679	1,039

Total liabilities	256,793	251,081
Commitments and contingencies	—	—

Shareholders’ deficit:
Class A Common Stock, $.0001 par value, 20,000,000 shares authorized, 6,141,009 shares issued and outstanding in 2007 and 2006	1	1
Class B Common Stock, $.0001 par value, 7,000,000 shares authorized, 2,114,814 shares issued and outstanding in 2007 and 2006	—	—
Additional paid-in capital	512	390
Note receivable	(275)	(275)
Accumulated other comprehensive income (net of income taxes of $528 and $706)	1,072	1,373
Accumulated deficit	(27,219)	(25,682)

Total shareholders’ deficit	(25,909)	(24,193)

Total liabilities and shareholders’ deficit	$230,884	$226,888

(1) Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In thousands) (Unaudited)	2007	2006

Operating Activities:
Net (loss) income	$(1,186)	$764
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,745	3,110
Loan fee amortization	277	228
Share-based compensation expense	122	80
Amortization of gain realized on swap redemption	(407)	—
Deferred income taxes	(205)	22
Change in operating assets and liabilities:
Accounts receivable, net	(6,717)	(1,823)
Inventories, net	3,893	1,319
Other current assets	(1,593)	350
Accounts payable and accrued expenses	7,552	(10,315)
Other assets and liabilities	213	(64)

Net cash provided by (used for) operating activities	5,694	(6,329)

Investing Activities:
Capital expenditures	(3,076)	(3,837)

Net cash used for investing activities	(3,076)	(3,837)

Financing Activities:
Net (repayments) borrowings under revolving credit facility	(6,300)	10,600
Financing costs associated with new credit agreement	(123)	(101)
Repayments on bonds	(182)	(126)
Proceeds from issuance of long-term bonds	4,100	—

Net cash (used for) provided by financing activities	(2,505)	10,373

Net increase in cash and cash equivalents	113	207
Cash and cash equivalents at beginning of period	59	178

Cash and cash equivalents at end of period	$172	$385

Supplemental disclosure of non-cash activities:
Non-cash increase of accounts receivable and accounts payable in connection with supplier agreements	$1,198	$20
See accompanying notes.

ATLANTIS PLASTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
          The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
          The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and footnotes thereto included in the Atlantis Plastics, Inc. Form 10-K for the year ended December 31, 2006.
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
          The components of inventory consist of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Raw materials	$17,432	$20,250
Work in progress	435	560
Finished products	15,694	17,321
Inventory reserves	(455)	(1,132)

Inventories, net	$33,106	$36,999

Note 3. (Loss) Earnings Per Share Data
          The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except per share data):

	Three Months
	Ended March 31,
	2007	2006

Net (loss) income	$(1,186)	$764

Weighted-average shares outstanding – basic	8,256	8,256
Net effect of dilutive stock options – based on treasury stock method	—	—

Weighted average shares outstanding – diluted	8,256	8,256

(Loss) earnings per share – basic	$(0.14)	$0.09

(Loss) earnings per share – diluted	$(0.14)	$0.09
Note 4. Comprehensive (Loss) Income
          Total comprehensive (loss) income for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2006

Net (loss) income as reported	$(1,186)	$764
Net unrealized (loss) gain on derivatives, net of income taxes of ($178) and $282	(301)	538

Total comprehensive (loss) income	$(1,487)	$1,302

Note 5. Debt
     Long-term debt consisted of the following balances at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Senior secured term loans	$117,600	$117,900
Junior secured term loan	75,000	75,000
Revolving line of credit	4,900	10,900
Bonds	6,869	2,951

Total debt	204,369	206,751
Current portion of long-term debt	(2,346)	(1,741)

Long-term debt	$202,023	$205,010

     On March 22, 2005, the Company entered into a $220 million secured credit agreement (the “Credit Agreement”) provided by a syndicate of financial institutions, replacing its previously existing $120 million credit facility (the “Retired Credit Facility”). The new financing included a $25 million revolving credit facility priced at the London Inter-bank Offered Rate (“LIBOR”) plus 2.75% maturing March 2011, a $120 million senior secured term loan (the “Senior Term Loan”) priced at LIBOR plus 2.75% maturing September 2011 and a $75 million junior secured term loan (the “Junior Term Loan”) priced at LIBOR plus 7.25% maturing in March 2012.
     On June 6, 2005, the Company entered into an interest rate swap contract with a notional amount of $125 million to effectively fix the interest rate on a portion of its floating rate debt. This contract had the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap was to expire on June 6, 2008. On May 16, 2006, the Company terminated this swap realizing $3.4 million upon termination, and concurrently entered into a new swap that also terminates on June 6, 2008. The $3.4 million is being amortized monthly as an offset to interest expense over the life of the original swap. Cash flows from the termination of this interest rate swap are classified as financing activities, the same category as the cash flows from the items being hedged. The new contract, which has substantially identical terms as the terminated contract, has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 5.265%, plus the applicable spread. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment and the remaining term of the interest rate swap agreement. The fair value of the interest rate swap outstanding at March 31, 2007 was a long-term liability of approximately $0.3 million, and the change in fair value was recorded as part of other comprehensive income, net of income taxes (see also Note 4, Comprehensive (Loss) Income; Note 7, Capital Structure; and Note 8, Derivative Instruments and Hedging Activities).
     In February 2007, the Company issued $4.1 million of industrial development bonds used to finance the installation of a new 7-layer W&H blown film line at our Mankato, Minnesota facility. The bonds are secured by the new equipment and are payable in equal monthly installments of $67,000 beginning in March 2007 through February 2013. Interest accrues on the bonds at 5.39% per annum.

Note 6. Stock-based Compensation
     The Company’s amended 2001 Stock Award Plan allows the granting of 865,000 of stock-based awards, including stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. In the first quarter of 2007, the Company granted 255,000 stock options, and recognized share-based expense of $83,000. There are a total of 700,000 options outstanding as of March 31, 2007.
Note 7. Capital Structure
     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the three months ended March 31, 2007 and 2006, no shares of Class B Common Stock were converted into Class A Common Stock.

The following table summarizes changes that have occurred to Shareholders’ Deficit during the quarter ended March 31, 2007 (in thousands):

						Accumulated
						Other
	Class A	Class B	Additional	Accum-		Compre-	Total
	Common	Common	Paid-In	ulated	Note	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Receivable	Income	Deficit

Balance at January 1, 2007	$1	$—	$390	$(25,682)	$(275)	$1,373	$(24,193)
Net loss	—	—	—	(1,186)	—	—	(1,186)
Change in fair value of derivatives, net of income taxes of ($178)	—	—	—	—	—	(301)	(301)
Cumulative effect of FIN48	—	—	—	(351)	—	—	(351)
Share-based compensation	—	—	122	—	—	—	122

Balance at March 31, 2007	$1	$—	$512	$(27,219)	$(275)	$1,072	$(25,909)

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

Note 9. Segment Information
     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows (in thousands):

Three Months Ended March 31, 2007
	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$64,385	$28,336	$7,475	$—	$100,196
Operating income (loss)	4,870	(988)	65	—	3,947
Capital expenditures	2,307	658	26	85	3,076
Depreciation and amortization	1,469	1,611	335	330	3,745

Three Months Ended March 31, 2006
	Plastic	Injection	Profile
	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$68,112	$32,237	$9,436	$—	$109,785
Operating income (loss)	3,281	2,626	(37)	—	5,870
Capital expenditures	2,431	779	595	32	3,837
Depreciation and amortization	1,356	1,177	281	296	3,110

	Plastic	Injection	Profile
Identifiable assets	Films	Molding	Extrusion	Corporate		Consolidated

At March 31, 2007	$140,218	$107,514	$45,616	$(62,464	)(1)	$230,884
At December 31, 2006	$140,318	$107,676	$45,918	$(67,024	)(1)	$226,888

(1)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

Note 10. New Accounting Standards
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for an enterprise to report tax positions in their financial statements. Under FIN 48 an enterprise must also make extensive disclosures about tax positions that do not qualify for financial statement recognition.
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $552,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$655,000
Additions based on tax positions related to current year	42,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2007	$697,000

     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign (Canada) jurisdictions. The Company is not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. Therefore the Company believes that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to its financial position, cash flows or results of operations. The Company further believes that it has made adequate provision for all income tax uncertainties. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations for years ended before 2004 or before 2003 for non-United States income tax examinations.
     At January 1, 2007, the Company’s “unrecognized tax benefits” — that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements as shown above — amounted to $655,000. This amount increased to $697,000 during the current period. If recognized, all of the Company’s unrecognized tax benefits would reduce its income tax expense and effective tax rate. No portion of any such reduction may be reported as discontinued operations. During 2007, certain factors could potentially reduce the Company’s unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to the Company’s intercompany accounting policies and procedures. Each of these tax positions would affect the Company’s total tax provision or effective tax rate.
     The Company classifies interest on tax deficiencies as tax expense and classifies income tax penalties as tax expense. At January 1, 2007, before any tax benefits, the Company’s accrued interest on unrecognized tax benefits amounted to $93,000 and it had recorded no related accrued penalties. The amount of accrued interest increased by $14,000 during the current period to $107,000.
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
Note 11. Severance and Restructuring Expense
     On January 29, 2007, the Company filed a Current Report on Form 8-K indicating that the Company would close the Warren, Ohio Injection Molding facility on January 29, 2007, and transfer the majority of the assets and business to other Company facilities. The Company expects to incur between $1.5 million and $2.0 million in total costs associated with this plant closure. The book value of our owned Warren, Ohio facility is approximately $1.3 million. The Company expects to record accelerated depreciation of this asset in the first half of 2007 in a range between $0.7 million and $0.9 million. The Company expects to record contract termination costs of approximately $0.1 million for the remaining lease payments on a 25,000 square foot warehouse lease that expires on January 31, 2009. In connection with the shutdown of the Warren, Ohio facility, the Company expects to incur severance costs of up to $0.1 million for the severance of 35 employees, which will be substantially paid in cash during the first half of 2007. In addition, the Company expects to incur an aggregate of up to between $0.6 million and $0.9 million in the first half of 2007 for expenses of moving inventory and equipment, employee relocation, and costs associated with transitioning customer deliveries in a manner designed to avoid disruptions in customer orders. These costs will be paid in cash and charged to expense in the period in which they are incurred.
     In the first quarter of 2007, the Company incurred severance and restructuring expense of $545,000. This was comprised of $476,000 in severance and restructuring expense associated with the Company’s closure of its Warren, Ohio facility and $69,000 in severance expense related to other facilities. As of March 31, 2007, the unpaid portion of severance expense associated with its former Chief Executive Officer and certain other employees was approximately $545,000 and is included in accrued expenses in the accompanying consolidated balance sheet.

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

     Selected income statement data for the quarterly periods ended March 31, 2006 through March 31, 2007 are as follows (in millions):

	2007	2006
(In millions)	Q1	Year	Q4	Q3	Q2	Q1

PLASTIC FILMS VOLUME (pounds)	71.1	257.0	58.3	69.3	69.3	60.1

NET SALES
Plastic Films	$64.4	$266.9	$59.0	$71.1	$68.7	$68.1
Injection Molding	28.3	118.9	24.9	29.2	32.6	32.2
Profile Extrusion	7.5	32.9	6.1	8.0	9.3	9.5

Total	$100.2	$418.7	$90.0	$108.3	$110.6	$109.8

GROSS MARGIN
Plastic Films	16%	11%	11%	11%	11%	13%
Injection Molding	5%	13%	9%	12%	13%	16%
Profile Extrusion	15%	7%	1%	1%	14%	8%

Total	13%	11%	9%	10%	12%	13%

OPERATING MARGIN
Plastic Films	8%	4%	2%	3%	4%	5%
Injection Molding	-3%	5%	2%	4%	5%	8%
Profile Extrusion	1%	-4%	-14%	-11%	4%	0%

Total	4%	3%	1%	2%	4%	5%
Results of Operations
Net Sales
     Net sales for the quarter ended March 31, 2007 decreased 9% to $100.2 million, compared with $109.8 million for the quarter ended March 31, 2006. This decrease is a result of a decrease in net sales for our Plastic Films, Injection Molding and Profile Extrusion segments.
     Net sales for our Plastic Films segment decreased 5% to $64.4 million for the first quarter of 2007 compared with $68.1 million for the first quarter of 2006, despite an 18% increase in sales volume (measured in pounds). This decrease is the result of a 20% decrease in selling prices on average, driven by lower raw material costs.
     Net sales for our Injection Molding segment for the first quarter of 2007 decreased 12% to $28.3 million from $32.2 million for the first quarter of 2006. This decrease is primarily the result of volume declines within our building products line, as well as selling price decreases, driven by lower raw material costs.
     Net sales for the Profile Extrusion segment for the first quarter of 2007 decreased 21% to $7.5 million from $9.5 million for the first quarter of 2006. This decrease was the result of overall weakness in the recreational vehicle sector.

Gross Margin and Operating Margin
     Gross margin and operating margin, as a percent of net sales, for the quarter ended March 31, 2007 were 13% and 4%, respectively, compared with 13% and 5%, respectively, for the quarter ended March 31, 2006. The decrease in operating margin percent for the quarter ended March 31, 2007 is primarily attributable to volume declines within our building products line and restructuring costs due to the closure of our Warren, Ohio Injection Molding.
     In the Plastic Films segment, gross margin and operating margin, as a percent of net sales, for the quarter ended March 31, 2007 were 16% and 8%, respectively, compared with 13% and 5%, respectively, for the quarter ended March 31, 2006. The improvements in both gross and operating margins resulted from increased plastic film demand and higher plant utilization rates which offset the decrease in average selling price.
     In the Injection Molding segment, gross margin and operating margin, as a percent of net sales, decreased to 5% and (3%), respectively, for the quarter ended March 31, 2007, from 16% and 8%, respectively, for the quarter ended March 31, 2006. The decrease in margins is a result of the volume declines in building products, costs associated with the closure of our Warren, Ohio manufacturing facility, and temporary operational inefficiencies in our Ft. Smith and Alamo facilities.
     In the Profile Extrusion segment, gross margin and operating margin, as a percent of net sales, increased to 15% and 1%, respectively, for the first quarter of 2007, from 8% and 0%, respectively, for the first quarter of 2006. These increases were a result of improvements in manufacturing efficiencies and a reduction in the segment’s scrap rates.
Selling, General, and Administrative Expense
     Selling, general, and administrative expenses for the first quarter of 2007 were $8.1 million compared with $8.9 million for the first quarter of 2006. The decrease is reflective of a decrease in headcount in comparison with the prior year. In addition, severance and restructuring expense of $0.5 million was recorded in the first quarter of 2007.
Net Interest Expense
     Net interest expense for the quarter ended March 31, 2007 increased to $5.7 million compared with $4.7 million for the quarter ended March 31, 2006. The increase was primarily due to an increase in the average interest rate.
Operating and Net (Loss) Income
     As a result of the factors described above, operating income decreased to $3.9 million for the quarter ended March 31, 2007 compared with $5.9 million for the quarter ended March 31, 2006. Operating income as a percent of net sales was 4% and 5% for the quarter ended March 31, 2007 and March 31, 2006, respectively.

     Net (loss) income and basic and diluted (loss) earnings per share for the quarters ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
Net (loss) income	$(1.2) million	$0.8 million
Basic (loss) earnings per share	$(0.14)	$0.09
Diluted (loss) earnings per share	$(0.14)	$0.09
Liquidity and Capital Resources
     As of March 31, 2007, we had $0.2 million in cash and cash equivalents and an additional $13.5 million of unused availability, net of outstanding letters of credit of approximately $5.1 million, under our $220 million secured credit facility. The financing includes a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan maturing in September 2011 and a $75 million junior secured term loan maturing in March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility.
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
     In preparing our consolidated financial statements, we considered our ability to continue as a going concern due to declines in current year results of operations, cash flows, and availability under our revolving credit facility. As of March 31, 2007, we were in compliance with our debt covenants stipulated in our Credit Agreement and our projections indicate that we will remain in compliance with out covenants throughout 2007. In addition, our 2007 projections indicate increased availability under our revolving credit facility as a result of increases in cash flows from operations and our ability to minimize our capital expenditures to maintain our operations. Based on our overall 2007 projections, we believe that our cash flows from operations, combined with our availability under our revolving credit facility are sufficient to continue to fund our working capital, capital expenditures and debt service needs.

Cash Flows from Operating Activities
     Net cash provided by operating activities was $5.7 million for the quarter ended March 31, 2007 compared with cash used for operating activities of $6.3 million for the quarter ended March 31, 2006. The source of operating cash flow during 2007 was primarily an increase in accounts payable and accrued expenses of $7.6 million and a decrease in inventory of $3.9 million. The use of operating cash flow during the same period in 2006 resulted primarily from higher working capital requirements, principally a reduction in accounts payable and accrued expenses of $10.3 million from December 31, 2005 balances.
Cash Flows from Investing Activities
     Net cash used for investing activities decreased to $3.1 million for the quarter ended March 31, 2007, compared with $3.8 million for the quarter ended March 31, 2006. Both were comprised of capital expenditures.
Cash Flows from Financing Activities
     Net cash used for financing activities for the quarter ended March 31, 2007 was $2.5 million compared with net cash provided by financing activities of $10.4 million for the quarter ended March 31, 2006. Net cash used for financing activities for the first quarter of 2007 primarily reflects a net paydown in debt of $6.5 million and proceeds of $4.1 million from the issuance of an industrial development bond. Net cash provided by financing activities for the first quarter of 2006 primarily reflects borrowings of $10.6 million under our revolving credit facility used primarily to fund working capital.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for an enterprise to report tax positions in their financial statements. Under FIN 48 an enterprise must also make extensive disclosures about tax positions that do not qualify for financial statement recognition.
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
     We adopted the provisions of FIN 48 on January 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, we recognized an increase of approximately $552,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$655,000
Additions based on tax positions related to current year	42,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2007	$697,000

     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign (Canada) jurisdictions. We are not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. Therefore we believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe we have made adequate provision for all income tax uncertainties.
     At January 1, 2007, our “unrecognized tax benefits” — that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above — amounted to $655,000. This amount increased to $697,000 during the current period. If recognized, all of our unrecognized tax benefits would reduce our income tax expense and effective tax rate. No portion of any such reduction might be reported as discontinued operations. During 2007, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would not affect our total tax provision or effective tax rate.
     We classify both interest and penalties on tax deficiencies as tax expense. At January 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $93,000 and we had recorded no related accrued penalties. The amount of accrued interest increased by $14,000 during the current period to $107,000.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS No. 159 may have, if any, on our consolidated financial statements when it becomes effective on January 1, 2008.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of certain market risks related to the Company, see the Quantitative and Qualitative Disclosures about Market Risk section in the Company’s Form 10-K for the fiscal year ended December 31, 2006.
     Currently, the Company has an interest rate swap agreement in place that matures in June 2008 which has the effect of converting $125 million of the Company’s floating rate debt to a fixed rate. The Company has designated this interest rate swap agreement as a cash flow hedge (see also Note 5. Debt and Note 8. Derivative Instruments and Hedging Activities). The Company uses interest rate swap agreements to manage its exposure to interest rate changes on the Company’s variable rate debt. For each $10.0 million of variable rate debt outstanding, a 25 basis point increase or decrease in the level of interest rates (primarily LIBOR) would, respectively, increase or decrease annual interest expense by approximately $25,000.
     There have been no other significant changes with respect to market risks related to the Company since December 31, 2006.

Item 4. Controls and Procedures
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures were ineffective due to the identification of the material weakness in the financial statement close and reporting process described in our 2006 Form 10-K. Notwithstanding the material weakness, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We are evaluating this material weakness and are in the preliminary stages of developing a plan to remediate such material weakness. The plan is more fully detailed in our 2006 Form 10-K.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is not a party to any legal proceeding other than routine litigation incidental to its business, none of which is material.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.
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

ATLANTIS PLASTICS, INC.
Date: May 15, 2007	By:	/s/ V.M. Philbrook
V.M. PHILBROOK
President and Chief Operating Officer

Date: May 15, 2007	By:	/s/ Paul G. Saari
PAUL G. SAARI
Senior Vice President, Finance and Chief Financial Officer