Form 10-Q
period 2007-06-30
ATLANTIS PLASTICS INC
filed 2007-08-14
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
(Registrant’s telephone number, including Area Code) (800) 497-7659
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Exchange Act Rule 12b-2. Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Class A Common Stock, $.0001 par value	6,141,009
Class B Common Stock, $.0001 par value	2,114,814

ATLANTIS PLASTICS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2007

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF (LOSS)/INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data) (Unaudited)	2007	2006	2007	2006

Net sales	$104,674	$110,602	$204,870	$220,387

Cost of sales	91,897	97,468	179,456	192,526

Gross profit	12,777	13,134	25,414	27,861

Selling, general and administrative expenses	8,802	7,994	16,947	16,851
Severance and restructuring expenses	539	297	1,084	297

Operating income	3,436	4,843	7,383	10,713

Net interest expense	(5,869)	(4,883)	(11,592)	(9,572)
Other income	116	83	78	113

(Loss) income before (benefit) provision for income taxes	(2,317)	43	(4,131)	1,254

(Benefit) provision for income taxes	(814)	17	(1,442)	464

Net (loss) income	$(1,503)	$26	$(2,689)	$790

Basic (loss) earnings per share	$(0.18)	$0.00	$(0.33)	$0.10
Diluted (loss) earnings per share	$(0.18)	$0.00	$(0.33)	$0.10

Weighted average number of shares used in computing earnings per share:
Basic	8,256	8,256	8,256	8,256
Diluted	8,256	8,311	8,256	8,281

See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2007 (1)	2006

ASSETS

Cash and cash equivalents	$11	$59
Accounts receivable (net of allowances of $1,165 and $1,280, respectively)	59,324	48,999
Inventories, net	32,484	36,999
Asset held for sale	207	—
Other current assets	7,535	5,479
Deferred income tax assets	3,316	3,108

Total current assets	102,877	94,644

Property and equipment, net	65,356	68,979
Goodwill, net of accumulated amortization	54,592	54,592
Other assets	8,161	8,673

Total assets	$230,986	$226,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$38,951	$31,248
Current maturities of long-term debt	200,161	1,741

Total current liabilities	239,112	32,989

Long-term debt	5,443	205,010
Deferred income tax liabilities	11,736	12,043
Other liabilities	1,750	1,039

Total liabilities	258,041	251,081

Commitments and contingencies	—	—

Stockholders’ deficit:
Class A Common Stock, $.0001 par value, 20,000,000 shares authorized, 6,141,009 shares issued and outstanding in 2007 and 2006	1	1
Class B Common Stock, $.0001 par value, 7,000,000 shares authorized, 2,114,814 shares issued and outstanding in 2007 and 2006	—	—
Additional paid-in capital	646	390
Note receivable from employee loan	—	(275)
Accumulated other comprehensive income (net of taxes of $499 and $706, respectively)	1,021	1,373
Accumulated deficit	(28,723)	(25,682)

Total stockholders’ deficit	(27,055)	(24,193)

Total liabilities and stockholders’ deficit	$230,986	$226,888

(1)	Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In thousands) (Unaudited)	2007	2006

Operating Activities:
Net (loss) income	$(2,689)	$790
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and non-compete amortization	7,485	6,120
Loan fee amortization	553	458
Amortization of gain realized on swap recoupon	(832)	(231)
Share-based compensation expense	256	195
Deferred (tax benefit) income taxes	(307)	35
Change in operating assets and liabilities:
Accounts receivable, net	(10,325)	2,402
Inventories, net	4,515	(6,306)
Other current assets	(2,056)	(1,687)
Accounts payable and accrued expenses	7,703	(12,890)
Other assets and liabilities	693	(8)

Net cash provided by (used for) operating activities	4,996	(11,122)

Investing Activities:
Capital expenditures	(4,035)	(5,443)

Net cash used for investing activities	(4,035)	(5,443)

Financing Activities:
Net (repayments) borrowings under revolving credit facility	(4,800)	14,200
Proceeds from issuance of long-term bonds	4,100	—
Repayments under old term loans	—	(600)
Financing costs associated with Credit Facilities	(137)	(128)
Repayments on bonds	(447)	(254)
Proceeds from swap recoupon	—	3,417
Repayments on notes receivable from employee	275	—

Net cash (used for) provided by financing activities	(1,009)	16,635

Net (decrease) increase in cash and cash equivalents	(48)	70
Cash and cash equivalents at beginning of period	59	178

Cash and cash equivalents at end of period	$11	$248

Supplemental disclosure of non-cash activities:
Non-cash increase (decrease) of accounts receivable and accounts payable in connection with supplier agreements	$1,214	$(2,842)
See accompanying notes.

ATLANTIS PLASTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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
     In preparing its consolidated financial statements, the Company considered its ability to continue as a going concern due to current quarter and year to date results of operations, availability under our revolving credit facility, and the default that currently exists under its Credit Facilities. The Company believes that it will be successful in negotiating a waiver and amendment to its Credit Facilities. In addition, the Company has the ability to reduce or delay our capital expenditures and manage its working capital to improve its cash generated from operations. Assuming the payment of its debt is not accelerated, the Company’s current projections indicate it will have sufficient cash flows to support its operations, fund working capital and capital expenditures and satisfy debt service requirements.

Note 2. Inventories
     Inventories are stated at the lower of cost or market. Market is established based on the lower of replacement cost or estimated net realizable value, with consideration given to deterioration, obsolescence, and other factors. Cost includes materials, direct and indirect labor, and factory overhead and is determined using the first-in, first-out method.
     The components of inventory consist of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Raw materials	$19,043	$20,250
Work in progress	599	560
Finished products	13,861	17,321
Inventory reserves	(1,019)	(1,132)

Inventories, net	$32,484	$36,999

Note 3. (Loss) Earnings Per Share Data
     The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net (loss) income	$(1,503)	$26	$(2,689)	$790

Weighted average shares outstanding – basic	8,256	8,256	8,256	8,256
Net effect of dilutive stock options – based On treasury stock method	—	55	—	25

Weighted average shares outstanding – diluted	8,256	8,311	8,256	8,281

(Loss) Earnings per share – basic	$(0.18)	$0.00	$(0.33)	$0.10

(Loss) Earnings per share – diluted	$(0.18)	$0.00	$(0.33)	$0.10

Note 4. Comprehensive (Loss) Income
     Total comprehensive (loss) income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2007	2006	2007	2006

Net (loss) income as reported	$(1,503)	$26	$(2,689)	$790

Unrealized (loss) gain on derivatives, net of income taxes	(50)	229	(352)	768

Total comprehensive (loss) income	$(1,553)	$255	$(3,041)	$1,558

Note 5. Debt
     Long-term debt consisted of the following balances at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Senior secured term loan	$117,600	$117,900
Junior secured term loan	75,000	75,000
Revolving credit facility	6,400	10,900
Bonds	6,604	2,951

Total debt	205,604	206,751
Less current portion of long-term debt	(2,361)	(1,741)
Less long-term debt classified as current	(197,800)	—

Long-term debt	$5,443	$205,010

     On March 22, 2005, the Company entered into two secured credit agreements (the “Credit Facilities”) provided by a syndicate of financial institutions. The Credit Agreement included a $120 million senior secured term loan (the “Senior Term Loan”) maturing September 2011 and a $25 million revolving credit facility maturing March 2011. The Second Lien Credit Agreement included a $75 million junior secured term loan (the “Junior Term Loan”) maturing in 2012. The Company is in default of its Senior Term Loan, revolving credit facility and Junior Term Loan for violating certain financial ratio covenants. As a result, the Company’s lenders have the right to require immediate repayment of the outstanding indebtedness under these loans, the full amount of which consequently has been reclassified as current debt. The Company has been actively working with its lenders to negotiate a waiver of the default or an appropriate amendment to its Credit Facilities.
     If the Company is unable to reach an arrangement with its lenders, and the repayment of its debt is accelerated, the Company would be required to raise additional funds through the sale of assets, subsidiaries or securities. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations or on acceptable terms. If the repayment of the Company’s loans under our Credit Facilities is accelerated and it cannot obtain sufficient additional funds to repay such loans, its business, operating results, financial condition and ability to continue as a going concern would be in substantial doubt.

     On June 6, 2005, the Company entered into an interest rate swap contract with a notional amount of $125 million to effectively fix the interest rate on a portion of its floating rate debt. This contract had the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap was to expire on June 6, 2008. On May 16, 2006, the Company terminated this swap realizing $3.4 million upon termination, and concurrently entered into a new swap that also terminates on June 6, 2008. The $3.4 million is being amortized monthly as an offset to interest expense over the life of the original swap. Cash flows from the termination of this interest rate swap are classified as financing activities, the same category as the cash flows from the items being hedged. The new contract, which has substantially identical terms as the terminated contract, has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 5.265%, plus the applicable spread. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment and the remaining term of the interest rate swap agreement. The fair value of the interest rate swap outstanding at June 30, 2007 was a long-term liability of approximately $4,000, and the change in fair value was recorded as part of other comprehensive income, net of income taxes (see also Note 4, Comprehensive (Loss) Income; Note 7, Capital Structure; and Note 8, Derivative Instruments and Hedging Activities).
Note 6. Stock-based Compensation
     The Company’s amended 2001 Stock Award Plan allows the granting of 865,000 of stock-based awards, including stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. In the first half of 2007, the Company granted 370,000 stock options, and recognized share-based expense of $256,000. There are a total of 805,000 options outstanding as of June 30, 2007.

Note 7. Capital Structure
     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the six months ended June 30, 2007 and 2006, zero shares of Class B Common Stock were converted into Class A Common Stock.
     The following table summarizes changes in Stockholders’ Deficit during the six months ended June 30, 2007:

						Accumulated
	Class A	Class B	Additional			Other	Total
	Common	Common	Paid-In	Accumulated	Note	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Receivable	Income	Deficit

Balance at January 1, 2007	$1	$—	$390	$(25,682)	$(275)	$1,373	$(24,193)

Net loss	—	—	—	(2,689)	—	—	(2,689)
Change in fair value of derivatives, net of $178 income tax benefit	—	—	—	—	—	(352)	(352)
Cumulative effect of FIN48, net of $201 income tax benefit	—	—	—	(352)	—	—	(352)
Repayment of employee loan	—	—	—	—	275	—	275
Share-based compensation	—	—	256	—	—	—	256

Balance at June 30, 2007	$1	$—	$646	$(28,723)	$—	$1,021	$(27,055)

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

Note 9. Segment Information
     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

	Three Months Ended June 30, 2007
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$67,964	$28,794	$7,916	$—	$104,674
Operating income (loss)	4,167	(680)	(51)	—	3,436
Capital expenditures	245	475	112	127	959
Depreciation and non-compete amortization	1,519	1,550	351	320	3,740

	Three Months Ended June 30, 2006
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$68,665	$32,630	$9,307	$—	$110,602
Operating income	2,766	1,660	417	—	4,843
Capital expenditures	184	854	550	18	1,606
Depreciation and non-compete amortization	1,295	1,124	292	299	3,010

	Six Months Ended June 30, 2007
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$132,349	$57,130	$15,391	$—	$204,870
Operating income (loss)	9,037	(1,668)	14	—	7,383
Capital expenditures	2,552	1,133	138	212	4,035
Depreciation and non-compete amortization	2,988	3,161	686	650	7,485

	Six Months Ended June 30, 2006
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$136,777	$64,867	$18,743	$—	$220,387
Operating income	6,047	4,286	380	—	10,713
Capital expenditures	2,615	1,633	1,145	50	5,443
Depreciation and non-compete amortization	2,651	2,301	573	595	6,120

Identifiable assets	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate		Consolidated

At June 30, 2007	$141,048	$106,435	$45,029	$(61,526	)(1)	$230,986
At December 31, 2006	$140,318	$107,676	$45,918	$(67,024	)(1)	$226,888

(1)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

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
     The Company adopted the provisions of FIN 48 on January 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $552,000 (net of $352,000 income tax benefit) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of accumulated deficit. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$655,000
Additions based on tax positions related to current year	42,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2007	$697,000

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
     The Company classifies interest on tax deficiencies as tax expense and also classifies income tax penalties as tax expense. At January 1, 2007, before any tax benefits, the Company’s accrued interest on unrecognized tax benefits amounted to $93,000 and it had recorded no related accrued penalties. The amount of accrued interest increased by $55,000 during the current period to $148,000.
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
Note 11. Severance and Restructuring Expense
     On January 29, 2007, the Company filed a Current Report on Form 8-K indicating that the Company would close the Warren, Ohio Injection Molding facility on January 29, 2007, and transfer the majority of the assets and business to other Company facilities. The Company expects to incur between $2.0 million and $2.2 million in total costs associated with this plant closure. The book value of our owned Warren, Ohio facility was approximately $1.3 million. The Company recorded accelerated depreciation of this asset in the first half of 2007 of approximately $1.1 million. The Company recorded contract termination costs of approximately $0.1 million for the remaining lease payments on a 25,000 square foot warehouse lease that expires on January 31, 2009. In connection with the closure of the Warren, Ohio facility, the Company incurred severance costs of $0.1 million for the severance of 35 employees, which was substantially paid in cash during the first half of 2007. In addition, the Company expects to incur an aggregate of up to between $0.7 million and $0.9 million in 2007 for expenses of moving inventory and equipment, employee relocation, and costs associated with transitioning customer deliveries in a manner designed to avoid disruptions in customer orders. These costs will be paid in cash and charged to expense in the period in which they are incurred.
     In the first six months of 2007, the Company incurred severance and restructuring expense of $1.1 million. This was comprised of $918,000 in severance and restructuring expense associated with the Company’s closure of its Warren, Ohio facility and $166,000 in severance expense related to other facilities. As of June 30, 2007, the unpaid portion of severance expense associated with its former Chief Executive Officer and certain other employees was approximately $350,000 and is included in accrued expenses in the accompanying consolidated balance sheet.

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

     Selected income statement data for the quarterly periods ended March 31, 2006 through June 30, 2007 are as follows (in millions):

	2007		2006
(In millions)	Q2	Q1	Year	Q4	Q3	Q2	Q1

PLASTIC FILMS VOLUME (pounds)	70.9	71.1	257.0	58.3	69.3	69.3	60.1

NET SALES
Plastic Films	$67.9	$64.4	$266.9	$59.0	$71.1	$68.7	$68.1
Injection Molding	28.8	28.3	118.9	24.9	29.2	32.6	32.2
Profile Extrusion	8.0	7.5	32.9	6.1	8.0	9.3	9.5

Total	$104.7	$100.2	$418.7	$90.0	$108.3	$110.6	$109.8

GROSS MARGIN
Plastic Films	14%	16%	11%	11%	11%	11%	13%
Injection Molding	7%	5%	13%	9%	12%	13%	16%
Profile Extrusion	15%	15%	7%	1%	1%	14%	8%

Total	12%	13%	11%	9%	10%	12%	13%

OPERATING MARGIN
Plastic Films	6%	8%	4%	2%	3%	4%	5%
Injection Molding	-2%	-3%	5%	2%	4%	5%	8%
Profile Extrusion	-1%	1%	-4%	-14%	-11%	4%	0%

Total	3%	4%	3%	1%	2%	4%	5%
Results of Operations
Net Sales
     Net sales for the quarter and six months ended June 30, 2007 were $104.7 million and $204.9 million, respectively, compared to $110.6 million and $220.4 million, respectively, for the comparable periods in 2006. These decreases are a result of a decrease in net sales in each of our three business segments.
     Net sales for the Plastic Films segment decreased 1% to $67.9 million for the second quarter of 2007 compared to $68.7 million for the second quarter of 2006. Net sales for the six months ended June 30, 2007 decreased 3% to $132.3 million compared to $136.8 million for the same period in 2006. These decreases are reflective of lower average selling prices. Sales volume (measured in pounds) for the second quarter increased 2% and increased 10% for the six months in comparison to the prior year.
     Net sales for the Injection Molding segment for the quarter and six months ended June 30, 2007 decreased 12%, respectively, compared to the quarter and six months ended June 30, 2006. These decreases are primarily attributable to weakness in the housing sector.
     Net sales for the Profile Extrusion segment decreased 14% and 18%, respectively, for the quarter and six months ended June 30, 2007 compared to the same periods in 2006. These decreases are primarily due to weakness in the housing and recreational vehicle markets.

Gross Margin and Operating Margin
     Gross margin remained static at 12% for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Gross margin declined to 12% for the six months ended June 30, 2007 compared to 13% for the six months ended June 30, 2006. Operating margins were 3% and 4%, respectively, for the quarter and six months ended June 30, 2007 compared to 4% and 5% for the quarter and six months ended June 30, 2006.
     In the Plastic Films segment, gross margin and operating margin for the quarter ended June 30, 2007 increased to 14% and 6%, respectively, from 11% and 4% for the quarter ended June 30, 2006. For the six months ended June 30, 2007, gross margin and operating margin increased to 15% and 7%, respectively, from 12% and 4%, respectively, for the comparable periods in 2006. These increases are primarily the result of higher utilization rates and expansion of our value-added product line.
     In the Injection Molding segment, gross margin was 7% for the quarter ending June 30, 2007 and 13% for the quarter ending June 30, 2006, and operating margin decreased to (2%) for the quarter ending June 30, 2007 compared to 5% for the quarter ending June 30, 2006. For the six months ended June 30, 2007, gross margin decreased from 14% to 6% and operating margin decreased from 7% to (3%). These declines were due primarily to weakness in the housing sector, costs incurred to close our Warren, Ohio manufacturing facility and operational inefficiencies at our Alamo, Texas plant.
     In the Profile Extrusion segment, gross margin and operating margin were 15% and (1%), respectively, for the quarter ended June 30, 2007, compared to 14% and 4%, respectively, for the quarter ended June 30, 2006. For the six months ended June 30, 2007, gross margin and operating margin were 15% and 0%, respectively, compared to 11% and 2%, respectively, for the same period of 2006. These declines were due to weakness in the housing and recreational vehicle sectors.
Selling, General, and Administrative Expense
     Selling, general, and administrative expenses (“SG&A”) increased to $8.8 million for the quarter ended June 30, 2007 from $8.0 million for the quarter ended June 30, 2006; however, these expenses remained static at $16.9 million for the six months ended June 30, 2007 and the six months ended June 30, 2006. The increase for the quarter is primarily due to professional fees, mainly consulting costs and relocation expense. SG&A as a percentage of net sales for the quarter ended June 30, 2007 increased to 8% from 7% for the quarter ended June 30, 2006. SG&A as a percent of net sales was 8% for both the six months ended June 30, 2007 and the six months ended June 30, 2006.
Net Interest Expense
     Net interest expense for the quarter and six months ended June 30, 2007 increased to $5.9 million and $11.6 million, respectively, from $4.9 million and $9.6 million, respectively, for the same periods in 2006. The increases are primarily due to higher average interest rates in connection with our Credit Facilities.
Operating and Net Income
     As a result of the factors described above, operating income decreased to $3.4 million, or 3% of net sales, during the quarter ended June 30, 2007, compared with $4.8 million, 4% of net sales, for the quarter ended June 30, 2006. For the six months ended June 30, 2007, operating income decreased to $7.4 million, 4% of net sales, compared to $10.7 million, or 5% of net sales, for the six months ended June 30, 2006.

     Net (loss) income and basic and diluted (loss) earnings per share for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net (loss) income	($1,503)	$26	($2,689)	$790

(Loss) earnings per share – basic	($0.18)	$0.00	($0.33)	$0.10
(Loss) earnings per share – diluted	($0.18)	$0.00	($0.33)	$0.10
Liquidity and Capital Resources
     As of June 30, 2007, we had $11,000 in cash and cash equivalents and an additional $13.5 million of unused availability, net of outstanding letters of credit of approximately $5.1 million, under our senior secured credit facility. Our financings include a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan maturing in September 2011 and a $75 million junior secured term loan maturing in March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under this credit facility.
     We are in default of certain financial ratio covenants under our Credit Facilities. Accordingly, our lenders have the right to require immediate repayment of the outstanding loans under the Credit Facilities and/or increase the interest rate charged to us by two percentage points per annum above the applicable rates of interest. As of June 30, 2007, we had $199.0 million in outstanding indebtedness under the Credit Facilities, all of which has been reclassified on our balance sheet as current debt as a result of our ongoing loan default.
     We have been actively working with our lenders to negotiate a waiver of the default or an appropriate amendment to our Credit Facilities. However, we cannot assure you that we will be able to obtain such a waiver or amendment. If we are unable to reach an arrangement with our lenders, and the repayment of our debt is accelerated, we would be required to raise additional funds through the sale of assets, subsidiaries or securities. There can be no assurance that any of these sources of funds would be available in amounts sufficient for us to meet our obligations or on acceptable terms. If the repayment of our loans under our Credit Facilities is accelerated and we cannot obtain sufficient additional funds to repay such loans, our business, operating results, financial condition and ability to continue as a going concern would be in substantial doubt. If we are able to negotiate an arrangement with our lenders, such arrangement may involve the conversion of all or a portion of our debt to equity or other similar transactions that could result in material dilution to existing stockholders. If we issue equity securities in connection with any such arrangement or additional financing, the percentage ownership of our current stockholders may be materially reduced, and such equity securities may have rights, preferences or privileges senior to those applicable to our current stockholders.

     Our high debt level and our debt covenants present substantial risks and have negative consequences. For example, they have (1) required us to dedicate all or a substantial portion of our cash flow from operations to debt service, limiting the availability of cash for other purposes; (2) increased our vulnerability to adverse general economic conditions; (3) caused us to be currently out of compliance with certain of our debt covenants and thereby adversely impacted our ability to borrow additional funds to maintain our operations if we suffer shortfalls in net sales; (4) hindered our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade equipment or facilities; and (5) impaired our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.
     In preparing our consolidated financial statements, we considered our ability to continue as a going concern due to current quarter and year to date results of operations, availability under our revolving credit facility, and the default that currently exists under our Credit Facilities. We believe that we will be successful in negotiating a waiver and amendment to our Credit Facilities. In addition, we have the ability to reduce or delay our capital expenditures and manage our working capital to improve our cash generated from operations. Assuming the repayment of our debt is not accelerated, our current projections indicate we will have sufficient cash flows to support our operations, fund working capital and capital expenditures and satisfy debt service requirements.
Cash Flows from Operating Activities
     Net cash provided by operating activities was $5.0 million for the six months ended June 30, 2007, compared to net cash used for operating activities of $11.1 million for the six months ended June 30, 2006. The sources of operating cash flow during 2007 were a $7.7 million increase in accounts payable and accrued expenses, $7.5 million of depreciation and non-compete amortization, a $4.5 million reduction in inventory, a $0.7 million decrease in other assets and liabilities, $0.5 million in loan fee and other amortization, and $0.3 million in non-cash share-based compensation expense; partially offset by a $10.3 million increase in accounts receivable, $2.1 million increase in other current assets, $0.8 million in amortization of a gain realized on a swap recoupon, and $0.3 million in deferred tax benefit. The use of operating cash flow during the same period in 2006 was attributable to a decrease of $12.9 million in accounts payable and accrued expenses, a $6.3 million increase in inventory, a $1.7 million increase in other current assets and $0.2 million in amortization of a gain realized on a swap recoupon; partially offset by $6.1 million of depreciation, a $2.4 million decrease in accounts receivable, $0.5 million in loan fee and other amortization and $0.2 million in share-based compensation expense and deferred income taxes.
Cash Flows from Investing Activities
     Net cash used for investing activities decreased to $4.0 million for the six months ended June 30, 2007, compared to $5.4 million for the six months ended June 30, 2006 resulting from decreased capital expenditures between periods.
Cash Flows from Financing Activities
     Net cash used for financing activities for the six months ended June 30, 2007 was $1.0 million compared to net cash provided by financing activities of $16.6 million for the six months ended June 30, 2006. Net cash used for financing activities for the first six months of 2007 included $4.8 million in repayments under our revolving credit facility, $0.4 million repayments on bonds, and $0.1 million in financing costs partially offset by $4.1 million from the issuance of long-term bonds and $0.3 million in repayments from an employee loan. Net cash provided by financing activities for the first six months of 2006 was primarily used to fund working capital, and reflects net borrowings of $14.5 million on our revolving credit facility and $3.4 million in proceeds from an interest rate swap redemption, partially offset by $1.2 million in debt repayments.
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
     We adopted the provisions of FIN 48 on January 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, we recognized an increase of approximately $552,000 (net of $352,000 of tax benefit) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of accumulated deficit. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$655,000
Additions based on tax positions related to current year	42,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2007	$697,000

     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign (Canada) jurisdictions. We are not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. Therefore we believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties. With few exceptions, we are no longer subject to United States federal, state and local income tax examinations for years ended before 2004 or before 2003 for non-United States income tax examinations.
     At January 1, 2007, our “unrecognized tax benefits” — that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above — amounted to $655,000. This amount increased to $697,000 during the current period. If recognized, all of our unrecognized tax benefits would reduce our income tax expense and effective tax rate. No portion of any such reduction may be reported as discontinued operations. During 2007, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Each of these tax positions would affect our total tax provision or effective tax rate.
     We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At January 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $93,000 and we had recorded no related accrued penalties. The amount of accrued interest increased by $55,000 during the current period to $148,000.
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
Note Regarding Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made from time to time, in press releases, annual or quarterly reports to stockholders, filings with the Securities Exchange Commission, presentations or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.
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
     The Company had $199.0 million in variable rate debt outstanding at June 30, 2007. Currently, the Company has an interest rate swap agreement which matures in June 2008 that has the effect of converting $125 million of the Company’s floating rate debt to a fixed rate. The Company has designated this interest rate swap agreement as a cash flow hedge (see also Note 5, Debt; and Note 8, Derivative Instruments and Hedging Activities). The Company uses interest rate swap agreements to manage its exposure to interest rate changes on the Company’s variable rate debt. Based on the Company’s variable-rate obligations outstanding at June 30, 2007, a 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease annual interest expense by approximately $0.5 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
     There have been no other significant changes with respect to market risks related to the Company since December 31, 2006.
Item 4. Controls and Procedures
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures were ineffective due to the identification of the material weakness in the financial statement close and reporting process described in our 2006 Form 10-K. Notwithstanding the material weakness, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We are in the process of remediating such material weakness and expect to have adequate internal controls in place over the financial statement close and reporting process as of December 31, 2007. The plan to do so is more fully described in our 2006 Form 10-K. (see also Item 1A. Risk Factors)

Part II. Other Information
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
     The following factors could cause our actual results to differ materially from those projected in forward-looking statements, whether made in this 10-Q, annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See “Note Regarding Forward-Looking Statements.”
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling future obligations.
     As of June 30, 2007 we had $205.6 million of outstanding indebtedness, approximately $11,000 in cash and cash equivalents and an additional $13.5 million of unused availability under our Credit Facilities, net of outstanding letters of credit of $5.1 million.
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

     We are in default of certain financial ratio covenants under our Credit Facilities. Accordingly, our lenders have the right to require immediate repayment of the outstanding loans under the Credit Facilities and/or increase the interest rate charged to us by two percentage points per annum above the applicable rates of interest. As of June 30, 2007, we had $199.0 million in outstanding indebtedness under the Credit Facilities, all of which has been reclassified on our balance sheet as current debt as a result of our ongoing loan default.
     From time to time we have amended or revised our financial covenants, and have also received waivers of covenant compliance under various loan arrangements. We have been actively working with our lenders to negotiate a waiver of the default or an appropriate amendment to our Credit Facilities. However, we cannot assure you that we will be able to obtain such a waiver or amendment. If we are unable to reach an arrangement with our lenders, and the repayment of our debt is accelerated, we would be required to raise additional funds through the sale of assets, subsidiaries or securities. There can be no assurance that any of these sources of funds would be available in amounts sufficient for us to meet our obligations or on acceptable terms. If the repayment of our loans under our Credit Facilities is accelerated and we cannot obtain sufficient additional funds to repay such loans, our business, operating results, financial condition and ability to continue as a going concern would be in substantial doubt.
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
     The risks described above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders
(A)	The Registrant held its Annual Meeting of Stockholders on May 30, 2007.

(B)	Not required.

(C)	The matter voted on at the Annual Meeting of Stockholders, and the tabulation of votes on such matter are as follows:

Election of Directors:
	Votes	Votes
Name	For	Withheld
CLASS A
Chester B. Vanatta	5,273,510	118,955
Larry D. Horner	5,270,922	121,543

CLASS B
Cesar L. Alvarez	1,997,548	0
Charles D. Murphy, III	1,997,548	0
Earl W. Powell	1,997,548	0
Jay Shuster	1,997,548	0
Peter Vandenberg, Jr.	1,997,548	0
(D)	Not applicable.

Item 6. Exhibits
(A) EXHIBITS
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS PLASTICS, INC.

Date: August 14, 2007	By:	/s/ V. M. Philbrook
V.M. PHILBROOK
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Paul G. Saari

PAUL G. SAARI
Senior Vice President, Finance and
Chief Financial Officer