Form 10-Q
period 2007-09-30
ATLANTIS PLASTICS INC
filed 2007-11-19
CIK 811828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated Filer ☐       Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Class A Common Stock, $.0001 par value	6,141,009
Class B Common Stock, $.0001 par value	2,114,814

ATLANTIS PLASTICS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2007

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data) (Unaudited)	2007	2006	2007	2006

Net sales	$103,544	$108,261	$308,414	$328,648

Cost of sales	93,505	97,120	272,961	289,646

Gross profit	10,039	11,141	35,453	39,002

Selling, general and administrative expenses	8,195	8,171	25,142	25,022
Goodwill impairment charge	12,854	—	12,854	—
Severance and restructuring expenses	35	655	1,119	952

Operating (loss) income	(11,045)	2,315	(3,662)	13,028

Net interest expense	(7,087)	(5,083)	(18,679)	(14,655)
Other income (expense)	74	(17)	152	96

Loss before benefit for income taxes	(18,058)	(2,785)	(22,189)	(1,531)

Benefit for income taxes	(4,149)	(1,031)	(5,591)	(567)

Net loss	$(13,909)	$(1,754)	$(16,598)	$(964)

Loss per share — Basic	$(1.68)	$(0.21)	$(2.01)	$(0.12)
Loss per share — Diluted	$(1.68)	$(0.21)	$(2.01)	$(0.12)

Weighted average number of shares used in computing earnings per share:
Basic	8,256	8,256	8,256	8,256
Diluted	8,256	8,256	8,256	8,256

See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2007(1)	2006

ASSETS
Cash and cash equivalents	$457	$59
Accounts receivable (net of allowances of $1,020 and $1,280, respectively)	59,494	48,999
Inventories, net	32,804	36,999
Other current assets	6,563	5,479
Deferred income tax assets	2,270	3,108

Total current assets	101,588	94,644

Property and equipment, net	62,913	68,979
Goodwill, net of accumulated amortization and impairment	41,738	54,592
Other assets	7,780	8,673

Total assets	$214,019	$226,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$35,790	$31,248
Current maturities of long-term debt	214,119	1,741

Total current liabilities	249,909	32,989

Long-term debt	—	205,010
Deferred income tax liabilities	3,456	12,043
Other liabilities	1,964	1,039

Total liabilities	255,329	251,081

Commitments and contingencies	—	—

Stockholders’ deficit:
Class A Common Stock, $.0001 par value, 20,000,000 shares authorized, 6,141,009 shares issued and outstanding in 2007 and 2006	1	1
Class B Common Stock, $.0001 par value, 7,000,000 shares authorized, 2,114,814 shares issued and outstanding in 2007 and 2006	—	—
Additional paid-in capital	791	390
Note receivable from employee loan	—	(275)
Accumulated other comprehensive income (net of taxes of $179 and $706, respectively)	527	1,373
Accumulated deficit	(42,629)	(25,682)

Total stockholders’ deficit	(41,310)	(24,193)

Total liabilities and stockholders’ deficit	$214,019	$226,888

(1)	Unaudited
See accompanying notes.

ATLANTIS PLASTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In thousands) (Unaudited)	2007	2006

Operating Activities:
Net loss	$(16,598)	$(964)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and non-compete amortization	10,868	9,205
Goodwill impairment charge	12,854	—
Loan fee amortization	929	698
Amortization of gain realized on swap recoupon	(1,241)	(650)
Share-based compensation expense	401	284
Loss on disposal of assets	13	—
Deferred (tax benefit) income taxes	(7,221)	57
Change in operating assets and liabilities:
Accounts receivable, net	(10,495)	(675)
Inventories, net	4,195	(157)
Other current assets	(1,084)	(614)
Accounts payable and accrued expenses	4,542	(10,849)
Other assets and liabilities	475	(1,566)

Net cash used for operating activities	(2,362)	(5,231)

Investing Activities:
Capital expenditures	(4,937)	(8,194)
Proceeds from asset disposals	212	—

Net cash used for investing activities	(4,725)	(8,194)

Financing Activities:
Net borrowings under revolving credit facility	4,600	11,600
Proceeds from issuance of long-term bonds	4,100	—
Repayments under term loans	(600)	(1,200)
Financing costs associated with Credit Facilities	(158)	(140)
Repayments on bonds	(732)	(383)
Proceeds from swap recoupon	—	3,417
Repayments on notes receivable from employee	275	—

Net cash provided by financing activities	7,485	13,294

Net increase (decrease) in cash and cash equivalents	398	(131)
Cash and cash equivalents at beginning of period	59	178

Cash and cash equivalents at end of period	$457	$47

Supplemental disclosure of non-cash activities:
Non-cash increase of accounts receivable and accounts payable in connection with supplier agreements	$23	$908
See accompanying notes.

ATLANTIS PLASTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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
     Certain reclassifications have been made to prior year amounts to conform to the current presentation format.
     In preparing its consolidated financial statements, the Company considered its ability to continue as a going concern due to current quarter and year to date results of operations, availability under our revolving credit facility, and the default that currently exists under its Credit Facilities. The Company believes that it will be successful in negotiating a waiver and amendment to its Credit Facilities. In addition, the Company has the ability to reduce or delay its capital expenditures and manage its working capital to improve its cash generated from operations. If the repayment of the Company’s loans under its Credit Facilities is accelerated and it cannot obtain sufficient additional funds to repay such loans, its business, operating results, financial condition and ability to continue as a going concern would be in substantial doubt. Assuming the payment of its debt is not accelerated, the Company’s current projections indicate it will have sufficient cash flows to support its operations, fund working capital and capital expenditures and satisfy debt service requirements.

Note 2. Inventories
     Inventories are stated at the lower of cost or market. Market is established based on the lower of replacement cost or estimated net realizable value, with consideration given to deterioration, obsolescence, and other factors. Cost includes materials, direct and indirect labor, and factory overhead and is determined using the first-in, first-out method.
     The components of inventory consist of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006

Raw materials	$17,292	$20,250
Work in progress	408	560
Finished products	15,913	17,321
Inventory reserves	(809)	(1,132)

Inventories, net	$32,804	$36,999

Note 3. Loss Per Share Data
     The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net loss	$(13,909)	$(1,754)	$(16,598)	$(964)

Weighted average shares outstanding — basic	8,256	8,256	8,256	8,256
Net effect of dilutive stock options — based On treasury stock method	—	—	—	—

Weighted average shares outstanding — diluted	8,256	8,256	8,256	8,256

Loss per share — basic	$(1.68)	$(0.21)	$(2.01)	$(0.12)

Loss per share — diluted	$(1.68)	$(0.21)	$(2.01)	$(0.12)

Note 4. Comprehensive Loss
     Total comprehensive loss for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2007	2006	2007	2006

Net loss as reported	$(13,909)	$(1,754)	$(16,598)	$(964)

Unrealized (loss) on derivatives, net of income taxes	(495)	(910)	(847)	(143)

Total comprehensive loss	$(14,404)	$(2,664)	$(17,445)	$(1,107)

Note 5. Long-term Debt
     Long-term debt consisted of the following balances at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006

Senior secured term loan	$117,300	$117,900
Junior secured term loan	75,000	75,000
Revolving credit facility	15,500	10,900
Bonds	6,319	2,951

Total debt	214,119	206,751
Less current portion of long-term debt	(2,376)	(1,741)
Less long-term debt classified as current	(211,743)	—

Long-term debt	$—	$205,010

     On March 22, 2005, the Company entered into two secured credit agreements (the “Credit Facilities”) provided by a syndicate of financial institutions. The Credit Facilities included a $120 million senior secured term loan (the “Senior Term Loan”) maturing September 2011 and a $25 million revolving credit facility maturing March 2011. The Second Lien Credit Agreement included a $75 million junior secured term loan (the “Junior Term Loan”) maturing in 2012. The Company is in default of its Senior Term Loan, revolving credit facility and Junior Term Loan for violating certain financial covenants. As a result, the Company’s lenders have the right to require immediate repayment of the outstanding indebtedness under these loans, the full amount of which consequently has been reclassified as current debt. The Company has been actively working with its lenders to negotiate a waiver of the default or an appropriate amendment to its Credit Facilities. If the Company is unable to reach an arrangement with its lenders, and the repayment of its debt is accelerated, the Company would be required to raise additional funds through the sale of assets, subsidiaries or securities. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations or on acceptable terms. If the repayment of the Company’s loans under its Credit Facilities is accelerated and it cannot obtain sufficient additional funds to repay such loans, its business, operating results, financial condition and ability to continue as a going concern would be in substantial doubt.
     As of September 30, 2007 the Company had $6.3 million in industrial development bonds outstanding. The Company is currently in default of these bonds for violating the cross-default provision. Accordingly, the full amount of the bonds has been reclassified as current debt.
     On June 6, 2005, the Company entered into an interest rate swap contract with a notional amount of $125 million to effectively fix the interest rate on a portion of its floating rate debt. This contract had the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 3.865%, plus the applicable spread. The interest rate swap was to expire on June 6, 2008. On May 16, 2006, the Company terminated this swap realizing $3.4 million upon termination, and concurrently entered into a new swap that also terminates on June 6, 2008. The $3.4 million is being amortized monthly as an offset to interest expense over the life of the original swap. Cash flows from the termination of this interest rate swap are classified as financing activities, the same category as the cash flows from the items being hedged. The new contract, which has substantially identical terms as the terminated contract, has the effect of converting a portion of the Company’s floating rate debt to a fixed 30-day LIBOR of 5.265%, plus the applicable spread. The fair value of the Company’s interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current interest rate environment and the remaining term of the interest rate swap agreement. The fair value of the interest rate swap outstanding at September 30, 2007 was a long-term liability of approximately $403,000, and the change in fair value was recorded as part of other comprehensive income, net of income taxes (see also Note 4, Comprehensive Loss; Note 7, Capital Structure; and Note 8, Derivative Instruments and Hedging Activities).
Note 6. Stock-based Compensation
     The Company’s amended 2001 Stock Award Plan allows the granting of 865,000 of stock-based awards, including stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. In the first nine months of 2007, the Company granted 370,000 stock options, and recognized share-based expense of $401,000. There are a total of 805,000 options outstanding as of September 30, 2007.

Note 7. Capital Structure
     The Company’s capital stock consists of Class A Common Stock, with holders entitled to one vote per share, and Class B Common Stock, with holders entitled to 10 votes per share. Holders of the Class B Common Stock are entitled to elect 75% of the Board of Directors; holders of Class A Common Stock are entitled to elect the remaining 25%. Each share of Class B Common Stock is convertible, at the option of the holder thereof, into one share of Class A Common Stock. Class A Common Stock is not convertible into shares of any other equity security. During the nine months ended September 30, 2007 and 2006, zero shares of Class B Common Stock were converted into Class A Common Stock.
     The following table summarizes changes in Stockholders’ Deficit during the nine months ended September 30, 2007:

						Accumulated
						Other
	Class A	Class B	Additional	Accum-		Compre-	Total
	Common	Common	Paid-In	ulated	Note	hensive	Stockholders’
(In thousands)	Stock	Stock	Capital	Deficit	Receivable	Income	Deficit

Balance at January 1, 2007	$1	$—	$390	$(25,682)	$(275)	$1,373	$(24,193)

Net loss	—	—	—	(16,598)	—	—	(16,598)
Change in fair value of derivatives, net of $508 income tax benefit	—	—	—	—	—	(846)	(846)
Cumulative effect of FIN48, net of $201 income tax benefit	—	—	—	(349)	—	—	(349)
Repayment of employee loan	—	—	—	—	275	—	275
Share-based compensation	—	—	401	—	—	—	401

Balance at September 30, 2007	$1	$—	$791	$(42,629)	$—	$527	$(41,310)

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

Note 9. Segment Information
     The Company has three operating segments: Plastic Films, Injection Molding, and Profile Extrusion. Information related to such segments is as follows:

Three Months Ended September 30, 2007
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion		Corporate	Consolidated

Net sales	$69,869	$26,307	$7,368		$—	$103,544
Operating income (loss)	1,850	(154)	(12,741	)(1)	—	(11,045)
Capital expenditures	455	310	29		108	902
Depreciation and non-compete amortization	1,774	1,001	368		240	3,383

Three Months Ended September 30, 2006
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$71,114	$29,133	$8,014	$—	$108,261
Operating income (loss)	2,088	1,103	(876)	—	2,315
Capital expenditures	1,653	453	353	292	2,751
Depreciation and non-compete amortization	1,302	1,171	322	290	3,085

(1)	Includes $12.9 million of goodwill impairment charge.

Nine Months Ended September 30, 2007
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion		Corporate	Consolidated

Net sales	$202,218	$83,437	$22,759		$—	$308,414
Operating income (loss)	10,887	(1,822)	(12,727	)(1)	—	(3,662)
Capital expenditures	3,007	1,443	167		320	4,937
Depreciation and non-compete amortization	4,762	4,162	1,054		890	10,868

Nine Months Ended September 30, 2006
	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate	Consolidated

Net sales	$207,891	$94,000	$26,757	$—	$328,648
Operating income (loss)	8,135	5,389	(496)	—	13,028
Capital expenditures	4,268	2,086	1,498	342	8,194
Depreciation and non-compete amortization	3,953	3,472	895	885	9,205

Identifiable assets	Plastic	Injection	Profile
(in thousands)	Films	Molding	Extrusion	Corporate		Consolidated

At September 30, 2007	$149,139	$103,401	$31,464	$(69,985	)(2)	$214,019
At December 31, 2006	$140,318	$107,676	$45,918	$(67,024	)(2)	$226,888

(1)	Includes $12.9 million of goodwill impairment charge.

(2)	Corporate identifiable assets are primarily intercompany balances that eliminate when combined with other segments.

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
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not likely that a tax position will be sustained upon examination. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of expense or benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $349,000 (net of $203,000 income tax benefit) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of accumulated deficit. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$655,000
Additions based on tax positions related to current year	104,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at September 30, 2007	$759,000

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
     At January 1, 2007, the Company’s “unrecognized tax benefits” — that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements as shown above — amounted to $655,000. This amount increased to $759,000 during the nine months ended September 30, 2007. If recognized, all of the Company’s unrecognized tax benefits would reduce its income tax expense and effective tax rate. No portion of any such reduction may be reported as discontinued operations.

During 2007, certain factors could potentially reduce the Company’s unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to the Company’s intercompany accounting policies and procedures. Each of these tax positions would affect the Company’s total tax provision or effective tax rate.
     The Company classifies interest on tax deficiencies as tax expense and also classifies income tax penalties as tax expense. At January 1, 2007, before any tax benefits, the Company’s accrued interest on unrecognized tax benefits amounted to $93,000 and it had recorded no related accrued penalties. The amount of accrued interest increased by $31,000 during the nine months ended September 30, 2007 to $124,000.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments.  Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date.  The Company is currently assessing the effect SFAS No. 159 may have, if any, on its consolidated financial statements when it becomes effective on January 1, 2008.
Note 11. Severance and Restructuring Expense
     On January 29, 2007, the Company closed its Warren, Ohio Injection Molding facility, and transferred the majority of the assets and business to other Company facilities. The Company expects to incur between $2.0 million and $2.2 million in total costs associated with this plant closure. The book value of its owned Warren, Ohio facility was approximately $1.3 million on January 31, 2007. The Company recorded accelerated depreciation of this asset in the first half of 2007 of approximately $1.1 million, and completed the sale of the facility during the third quarter of 2007. The Company recorded contract termination costs of approximately $0.1 million for the remaining lease payments on a 25,000 square foot warehouse lease that expires on January 31, 2009. In connection with the closure of the Warren, Ohio facility, the Company incurred severance costs of $0.1 million for the severance of 35 employees, which was substantially paid in cash during the first half of 2007. Included in its estimate of expected total closure costs are an aggregate of up to between $0.7 million and $0.9 million in 2007 for expenses of moving inventory and equipment, employee relocation, and costs associated with transitioning customer deliveries in a manner designed to avoid disruptions in customer orders. These costs will be paid in cash and charged to expense in the period in which they are incurred.
     In the first nine months of 2007, the Company incurred severance and restructuring expense of $1.1 million. This was comprised of $953,000 in severance and restructuring expense associated with the Company’s closure of its Warren, Ohio facility and $166,000 in severance expense related to other facilities. As of September 30, 2007, the unpaid portion of severance expense associated with its former Chief Executive

Officer and certain other employees was approximately $168,000 and is included in accrued expenses in the accompanying consolidated balance sheet.
Note 12. Goodwill
     Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, follow (in thousands):

	Plastic	Injection	Profile
(In thousands)	Films	Molding	Extrusion	Total

Balance at December 31, 2006	$31,101	$10,637	$12,854	$54,592
Goodwill impairment charge	—	—	(12,854)	(12,854)

Balance at September 30, 2007	$31,101	$10,637	$—	$41,738

     Analysis of the potential impairment of goodwill requires a two-step process, as stated in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The first step is the estimation of the fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. At September 30, 2007, the Company completed the first step of its goodwill impairment analysis.
     The Company estimated the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market based valuation of the Company as a whole. The Plastic Films and Injection Molding reporting units passed the first step analysis and accordingly the Company concluded there was no need to perform a second step analysis for these units. However, the Profile Extrusion reporting unit did not pass the first step analysis. The Company concluded that an impairment loss was probable and could be reasonably estimated for the Profile Extrusion reporting unit. Based on these results, the goodwill balances were impaired as noted in the table above. The total impact of the goodwill impairment estimate in the three months and nine months ended September 30, 2007 was $12.9 million. There were no such impairments in 2006.
     The Company is still in the process of finalizing the second step of the goodwill analysis for the Profile Extrusion reporting unit and expects to complete the full evaluation during the fourth quarter of fiscal 2007. There could be adjustments to the preliminary goodwill impairment charge once the second step of the goodwill impairment analysis is further refined and completed. These impairments and adjustments could be material. Any adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in the consolidated financial statements and disclosed in the annual report of Form 10-K for the year ended December 31, 2007.

Note 13. Income Taxes
     In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company recorded $2.1 million of income tax expense during the nine months ended September 30, 2007 due to a $6.2 million permanent difference between the tax basis and book basis of goodwill.
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

     Selected income statement data for the quarterly periods ended March 31, 2006 through September 30, 2007 are as follows (in millions):

	2007			2006
(In millions)	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1

PLASTIC FILMS VOLUME (pounds)	69.6	70.9	71.1	257.0	58.3	69.3	69.3	60.1

NET SALES
Plastic Films	$69.8	$68.0	$64.4	$266.9	$59.0	$71.1	$68.7	$68.1
Injection Molding	26.3	28.8	28.3	118.9	24.9	29.2	32.6	32.2
Profile Extrusion	7.4	7.9	7.5	32.9	6.1	8.0	9.3	9.5

Total	$103.5	$104.7	$100.2	$418.7	$90.0	$108.3	$110.6	$109.8

GROSS MARGIN
Plastic Films	11%	14%	16%	11%	11%	11%	11%	13%
Injection Molding	6%	7%	5%	13%	9%	12%	13%	16%
Profile Extrusion	14%	15%	15%	7%	1%	1%	14%	8%

Total	10%	12%	13%	11%	9%	10%	12%	13%

OPERATING MARGIN
Plastic Films	3%	6%	8%	4%	2%	3%	4%	5%
Injection Molding	-1%	-2%	-3%	5%	2%	4%	5%	8%
Profile Extrusion	-173%	-1%	1%	-4%	-14%	-11%	4%	0%

Total	-11%	3%	4%	3%	1%	2%	4%	5%
Results of Operations
Net Sales
     Net sales for the quarter and nine months ended September 30, 2007 were $103.5 million and $308.4 million, respectively, compared to $108.3 million and $328.6 million, respectively, for the comparable periods in 2006. These decreases are a result of a decrease in net sales in each of our three business segments.
     Net sales for the Plastic Films segment decreased 2% to $69.8 million for the third quarter of 2007 compared to $71.1 million for the third quarter of 2006. Net sales for the nine months ended September 30, 2007 decreased 3% to $202.2 million compared to $207.9 million for the same period in 2006. These decreases are reflective of lower average selling prices. Sales volume (measured in pounds) for the third quarter remained flat and increased 6% for the nine months in comparison to the prior year.
     Net sales for the Injection Molding segment for the quarter and nine months ended September 30, 2007 decreased 10% and 11%, respectively, compared to the quarter and nine months ended September 30, 2006. These decreases are primarily attributable to weakness in the housing sector.
     Net sales for the Profile Extrusion segment decreased 8% and 15%, respectively, for the quarter and nine months ended September 30, 2007 compared to the same periods in 2006. These decreases are primarily due to weakness in the housing and recreational vehicle markets.

Gross Margin and Operating Margin
     Gross margin remained static at 10% for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. Gross margin decreased to 11% for the nine months ended September 30, 2007 from 12% for the nine months ended September 30, 2006. Operating margins were (11%) and (1%) for the quarter and nine months ended September 30, 2007 compared to 2% and 4% for the quarter and nine months ended September 30, 2006. Excluding the effect of goodwill impairment, operating margins were 2% and 3%, respectively, for the quarter and nine months ended September 30, 2007.
     In the Plastic Films segment, gross margin and operating margin for the quarter ended September 30, 2007 remained flat at 11% and 3%, respectively, compared with the quarter ended September 30, 2006. For the nine months ended September 30, 2007, gross margin and operating margin increased to 13% and 5%, respectively, from 12% and 4%, respectively, for the comparable periods in 2006. These increases are primarily the result of higher utilization rates and expansion of our value-added product line.
     In the Injection Molding segment, gross margin was 6% for the quarter ending September 30, 2007 and 12% for the quarter ending September 30, 2006, and operating margin decreased to (1%) for the quarter ending September 30, 2007 compared with 4% for the quarter ending September 30, 2006. For the nine months ended September 30, 2007, gross margin decreased from 14% to 6% and operating margin decreased from 6% to (2%). These declines are due primarily to weakness in the housing sector, costs incurred to close our Warren, Ohio manufacturing facility and operational inefficiencies at our Alamo, Texas plant.
     In the Profile Extrusion segment, gross margin and operating margin were 14% and (173%), respectively, for the quarter ended September 30, 2007, compared to 1% and (11%), respectively, for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, gross margin and operating margin were 15% and (56%), respectively, compared to 8% and (2%), respectively, for the same period of 2006. Excluding the effect of the goodwill impairment, operating margins were 2% and 1%, respectively, for the quarter and nine months ended September 30, 2007. Excluding the effect of the goodwill impairment charge, the increases in gross and operating margins were due to operational improvement initiatives that generated reductions in scrap rates and improvements in labor productivity.
Selling, General and Administrative Expense
     Selling, general and administrative expenses (“SG&A”) remained flat at $8.2 million for the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006. SG&A for the nine months ended September 30, 2007 were $25.1 compared with $25.0 million for the nine months ended September 30, 2007 and 2006.
Goodwill Impairment Charge
     In the three and nine months ended September 30, 2007, we wrote off $12.9 million of goodwill in our Profile Extrusion segment as a result of the continuing weakened housing and recreational vehicle markets and accounting valuation techniques in deriving the fair values of our reporting units.
     Analysis of the potential impairment of goodwill requires a two-step process, as stated in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The first step is the estimation of the fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. At September 30, 2007, we completed the first step of our goodwill impairment analysis.
     We estimated the fair value of our reporting units based on a discounted projection of future cash flows, supported with a market based valuation of the Company as a whole. The Plastic Films and Injection Molding reporting units passed the first step analysis and accordingly we concluded there was no need to perform a second step analysis for these units. However, the Profile Extrusion reporting unit did not pass the first step analysis. We concluded that an impairment loss was probable and could be reasonably estimated for the Profile Extrusion reporting unit. Based on these results, the goodwill balances were impaired. The total impact of the goodwill impairment estimate in the three months and nine months ended September 30, 2007 was $12.9 million. There were no such impairments in 2006.
     We are still in the process of finalizing the second step of the goodwill analysis for the Profile Extrusion reporting unit and expect to complete the full evaluation during the fourth quarter of fiscal 2007. There could be adjustments to our preliminary goodwill impairment charge once the second step of the goodwill impairment analysis is further refined and completed. These impairments and adjustments could be material. Any further adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in the consolidated financial statements and disclosed in the annual report of Form 10-K for the year ended December 31, 2007.
Net Interest Expense
     Net interest expense for the quarter and nine months ended September 30, 2007 increased to $7.1 million and $18.7 million, respectively, from $5.1 million and $14.7 million, respectively, for the same periods in 2006. The increases are primarily due to the recognition of 2% default interest in connection with our Credit Facilities, and to a lesser extent higher debt levels.
Income Taxes
     In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, we recorded $2.1 million of income tax expense in the third quarter of 2007 due to a $6.2 million permanent difference between the tax basis and book basis of goodwill.
Operating and Net Income (Loss)
     As a result of the factors described above, operating income decreased to ($11.0) million, (11%) of net sales, during the quarter ended September 30, 2007, compared with $2.3 million, 2% of net sales, for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, operating income decreased to ($3.7) million, (1%) of net sales, compared to $13.0 million, 4% of net sales, for the nine months ended September 30, 2006.
     Net loss and basic and diluted loss per share for the three months and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net loss	$(13,909)	$(1,754)	$(16,598)	$(964)
Loss per share – basic	$(1.68)	$(0.21)	$(2.01)	$(0.12)
Loss per share – diluted	$(1.68)	$(0.21)	$(2.01)	$(0.12)
Liquidity and Capital Resources
     As of September 30, 2007, we had $0.5 million in cash and cash equivalents and an additional $4.4 million of unused availability, net of outstanding letters of credit of approximately $5.1 million, under our senior secured credit facility. Our Credit Facilities includes a $25 million revolving credit facility maturing March 2011, a $120 million senior secured term loan maturing in September 2011 and a $75 million junior secured term loan maturing in March 2012. Substantially all of our accounts receivable, inventories and property and equipment are pledged as collateral under the Credit Facilities.
     We are in default of certain financial ratio covenants under our Credit Facilities. During the current quarter, the lenders exercised their right to charge default interest of two percentage points per annum above the applicable rates of interest. In connection with the default, our lenders have the right to require immediate repayment of the outstanding loans under the Credit Facilities. As of September 30, 2007, we had $207.8 million in outstanding indebtedness under the Credit Facilities, all of which has been reclassified on our balance sheet as current debt as a result of our ongoing loan default.
     As of September 30, 2007 we had $6.3 million in industrial development bonds outstanding. We are currently in default of these bonds for violating the cross-default provision. Accordingly, the full amount of the bonds has been reclassified as current debt.
     We have been actively working with our lenders to negotiate a waiver of the default or an appropriate amendment to our Credit Facilities. However, we cannot assure you that we will be able to obtain such a waiver or amendment. If we are unable to reach an arrangement with our lenders, and the repayment of our debt is accelerated, we would be required to raise additional funds through the sale of assets, subsidiaries or securities. There can be no assurance that any of these sources of funds would be available in amounts sufficient for us to meet our obligations or on acceptable terms. If the repayment of our loans under our Credit Facilities is accelerated and we cannot obtain sufficient additional funds to repay such loans, our business, operating results, financial condition and ability to continue as a going concern would be in substantial doubt. If we are able to negotiate an arrangement with our lenders, such arrangement may involve the conversion of all or a portion of our debt to equity, the issuance of securities or other similar transactions that could result in material dilution to existing stockholders. If we issue equity securities in connection with any such arrangement or additional financing, the percentage ownership of our current stockholders may be materially reduced, and such equity securities may have rights, preferences or privileges senior to those applicable to our current stockholders.
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

     In preparing our consolidated financial statements, we considered our ability to continue as a going concern due to current quarter and year to date results of operations, availability under our revolving credit facility, and the default that currently exists under our Credit Facilities and industrial development bonds.  We believe that we will be successful in negotiating a waiver and amendment to our Credit Facilities.  In addition, we have the ability to reduce or delay our capital expenditures and manage our working capital to improve our cash generated from operations.  Assuming the repayment of our debt is not accelerated, our current projections indicate we will have sufficient cash flows to support our operations, fund working capital and capital expenditures and satisfy debt service requirements.
Cash Flows from Operating Activities
     Net cash used for operating activities was $2.4 million in the nine months ended September 30, 2007, compared to $5.2 million for the same period in 2006. The use of operating cash flow during 2007 was comprised of $10.5 million increase in accounts receivable, a decrease of $7.2 million in deferred tax benefit, $1.2 million in amortization of a gain realized on a swap recoupon, and $1.1 million increase in other current assets; partially offset by $12.9 million of a goodwill impairment charge, $10.9 million of depreciation and non-compete amortization, $4.5 million increase in accounts payable and accrued expenses, $4.2 million reduction in net inventories, $0.9 million in loan fee amortization, $0.5 million decrease in other assets and liabilities and $0.4 million in non-cash share-based compensation expense. The use of operating cash flow during the same period in 2006 was attributable to a $10.9 million reduction in accounts payable and accrued expenses, a $1.6 million increase in other assets and liabilities, a $0.7 million increase in accounts receivable, amortization of $0.7 million for a redeemed swap, $0.6 million increase in other current assets and a $0.2 million increase in net inventories; partially offset by $9.2 million in depreciation and $0.7 million of loan fee amortization, $0.3 million in non-cash share-based compensation expense, and $0.1 million in deferred income taxes.
Cash Flows from Investing Activities
     Net cash used for investing activities decreased to $4.7 million in the nine months ended September 30, 2007, compared to $8.2 million for the same period in 2006 resulting from decreased capital expenditures between periods.
Cash Flows from Financing Activities
     Net cash provided by financing activities in the nine months ended September 30, 2007 was $7.5 million compared to $13.3 million for the for the same period in 2006. Net cash provided by financing activities for the first nine months of 2007 resulted from net borrowings of $4.6 million under the revolving credit facility, $4.1 million from the issuance of long-term bonds and $0.3 million in repayments from an employee loan; partially offset by $0.7 million in repayments on bonds, $0.6 million of repayments on term loans, and $0.2 million in financing costs associated with the Credit Facilities. Net cash provided by financing activities in the first nine months of 2006 was resulted from net borrowings of $11.6 million under the revolving credit facility and proceeds of $3.4 million from the swap redemption, partially offset by $1.2 million of repayments on debt, $0.4 million repayments on bonds and $0.1 million in financing costs associated with credit agreements.
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
     We adopted the provisions of FIN 48 on January 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, we recognized an increase of approximately $349,000 (net of $203,000 of tax benefit) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of accumulated deficit. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$655,000
Additions based on tax positions related to current year	104,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at September 30, 2007	$759,000

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
     At January 1, 2007, our “unrecognized tax benefits” — that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above — amounted to $655,000. This amount increased to $759,000 during the nine months ended September 30, 2007. If recognized, all of our unrecognized tax benefits would reduce our income tax expense and effective tax rate. No portion of any such reduction may be reported as discontinued operations. During 2007, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Each of these tax positions would affect our total tax provision or effective tax rate.
     We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At January 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $93,000 and we had recorded no related accrued penalties. The amount of accrued interest increased by $31,000 during the nine months ended September 30, 2007 to $124,000.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments.  Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date.  We are currently assessing the effect SFAS No. 159 may have, if any, on our consolidated financial statements when it becomes effective on January 1, 2008.
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
     The Company had $207.8 million in variable rate debt outstanding at September 30, 2007. Currently, the Company has an interest rate swap agreement which matures in June 2008 that has the effect of converting $125 million of the Company’s floating rate debt to a fixed rate. The Company has designated this interest rate swap agreement as a cash flow hedge (see also Note 5, Long-term Debt; and Note 8, Derivative Instruments and Hedging Activities). The Company uses interest rate swap agreements to manage its exposure to interest rate changes on the Company’s variable rate debt. Based on the Company’s variable-rate obligations outstanding at September 30, 2007, a 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease annual interest expense by approximately $0.5 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
     There have been no other significant changes with respect to market risks related to the Company since December 31, 2006.
Item 4. Controls and Procedures
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures were ineffective due to the identification of the material weakness in the financial statement close and reporting process described in our 2006 Form 10-K. Notwithstanding the material weakness, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We are in the process of remediating such material weakness and expect to have adequate internal controls in place over the financial statement close and reporting process as of December 31, 2007. The plan to do so is more fully described in our 2006 Form 10-K. (see also Item 1A. Risk Factors)

Part II. Other Information
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
We are in default of our Credit Facilities and industrial development bonds. If our lenders accelerate our loans under our Credit Facilities, our business, operating results, financial condition and ability to continue as a going concern would be in substantial doubt.
     We are in default of certain financial ratio covenants under our Credit Facilities and industrial development bonds. During the current quarter, the lenders exercised their right to charge default interest of two percentage points per annum above the applicable rates of interest. In connection with the default, our lenders have the right to require immediate repayment of the outstanding loans under the Credit Facilities. As of September 30, 2007, we had $207.8 million in outstanding indebtedness under the Credit Facilities, all of which has been reclassified on our balance sheet as current debt as a result of our ongoing loan default.
     As of September 30, 2007 we had $6.3 million in industrial development bonds outstanding. We are currently in default of these bonds for violating the cross-default provision. Accordingly, the full amount of the bonds has been reclassified as current debt.
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

Our substantial indebtedness adversely affects our financial condition and could prevent us from fulfilling future obligations.
     As of September 30, 2007 we had $214.1 million of outstanding indebtedness, approximately $0.5 million in cash and cash equivalents and an additional $4.4 million of unused availability under our Credit Facilities, net of outstanding letters of credit of $5.1 million.
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

ATLANTIS PLASTICS, INC.

Date: November 19, 2007	By:	/s/ V. M. Philbrook
V.M. PHILBROOK
President and Chief Executive Officer

Date: November 19, 2007	By:	/s/ Paul G. Saari
PAUL G. SAARI
Senior Vice President, Finance and
Chief Financial Officer